Form 10-Q
period 1996-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1996-08-13
CIK 856135

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549


                            FORM 10-Q

(Mark One)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 1996

                               OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to ____________

                Commission file number: 0-19217


                American Tax Credit Properties III L.P.
         (Exact name of Registrant as specified in its charter)

                                                         Delaware
  13-3545006
(State          or         other         jurisdiction          of
(I.R.S. Employer
incorporation                   or                  organization)
Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich,                                            Connecticut
  06830
(Address        of       principal       executive       offices)
(Zip Code)

Registrant's telephone number, including area code:   (203)  869-
0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes   X   No ___.

             AMERICAN TAX CREDIT PROPERTIES III L.P.

                 PART I - FINANCIAL INFORMATION.


Item 1. Financial Statements.


                       Table of Contents                    Page


Balance Sheets as of June 29, 1996 (Unaudited) and March 30, 1996
(Unaudited)

Statements  of Operations for the three month periods ended  June
29, 1996 (Unaudited)
     and June 29, 1995 (Unaudited)

Statements of Cash Flows for the three month periods ended
     June 29, 1996 (Unaudited) and June 29, 1995 (Unaudited)

Notes to Financial Statements as of June 29, 1996 (Unaudited)

             AMERICAN TAX CREDIT PROPERTIES III L.P.
                         BALANCE SHEETS
                JUNE 29, 1996 AND MARCH 30, 1996
                           (UNAUDITED)


                                             June 29,  March 30,
                                     Notes        1996       199
                                                           6
ASSETS

Cash and cash equivalents                    $  375,349   $  389,931

Restricted cash                         3    1,102,327   1,102,327

Investments in bonds available-for-     2     3,034,146   3,070,375
sale
Investment in Local Partnerships        3     12,582,367   13,241,594

Interest receivable                              40,265          28,008


                                            $17,134,454   $17,832,235


LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)

Liabilities:
Accounts payable and accrued                 $        $
expenses                                      738,756     717,878
Payable to General Partner                      702,115    669,472

Capital contributions payable          3     1,102,327   1,102,327

Other
                                               21,200     25,950

                                                2,564,398     2,515,627


Partners' equity (deficit):
General Partner                              (168,100)   (161,180)

Limited Partners, $1,000 stated value
per unit (35,883 Units of Limited            14,887,829   15,572,895
Partnership Interest outstanding)
Unrealized loss on investments in
bonds available-for-sale, net          2        (149,        (95
                                                 673)      ,107)

                                              14,570,0   15,316,6
                                                   56         08

                                              $17,134,   $17,832,
                                                  454        235














               See Notes to Financial Statements.

             AMERICAN TAX CREDIT PROPERTIES III L.P.
                    STATEMENTS OF OPERATIONS
        THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                           (UNAUDITED)




                               Note        1996        1995
                                s
REVENUE

Interest                             $      78    $      95
                                          ,436         ,552

TOTAL REVENUE                              78,          95,
                                           436          552

EXPENSES

Administration fees                     57,643       57,643
Management fees                         57,643       57,643
Professional fees                        8,202       12,612
Printing, postage and other              7,929        6,830
Amortization                                              3
                                                       ,125

TOTAL EXPENSES                           131,4        137,8
                                            17           53

Loss from operations                  (52,981)     (42,301)

Equity in loss of Investment     3       (639,0       (875,3
in Local Partnerships                      05)          51)

NET LOSS                              $   (691,    $   (917,
                                          986)         652)

NET LOSS ATTRIBUTABLE TO
General Partner                      $       (    $       (
                                        6,920)       9,177)
Limited Partners                        (685,0       (908,4
                                           66)          75)

                                     $   (691,    $   (917,
                                          986)         652)

NET LOSS per Unit of Limited
Partnership Interest (35,883         $       (    $       (
Units of Limited Partnership            19.09)       25.32)
Interest)












               See Notes to Financial Statements.

             AMERICAN TAX CREDIT PROPERTIES III L.P.
                    STATEMENTS OF CASH FLOWS
        THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                           (UNAUDITED)



                                                1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                          $    47,   $    58,
                                                842        672
Cash used for Local Partnerships for        (4,750)
deferred expenses
Cash paid for:
administration fees                        (25,000)   (25,000)
management fees                            (25,000)   (25,000)
professional fees                          (23,721)      (5,112)
printing, postage and other expenses            (4,      (1,19
                                               175)         1)

Net cash provided by (used in) operating      (34,8        2,3
activities                                      04)         69

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in Local Partnership                       (300,000
                                                             )
Transfer from restricted cash                          300,000
Cash distributions from Local                  20,2       12,4
Partnerships                                     22         15

Net cash provided by investing activities       20,2       12,4
                                                 22         15

Net increase (decrease) in cash and cash   (14,582)     14,784
equivalents

Cash and cash equivalents at beginning of    389,93     663,90
period                                            1          5

CASH AND CASH EQUIVALENTS AT END OF        $  375,3   $  678,6
PERIOD                                           49         89

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

 Unrealized gain (loss) on investments in   $   (54,   $   178,
bonds available-for-sale, net                  566)        092


See reconciliation of net loss to net cash provided by (used in) operating activities on the following page.












               See Notes to Financial Statements.

             AMERICAN TAX CREDIT PROPERTIES III L.P.
             STATEMENTS OF CASH FLOWS - (Continued)
        THREE MONTH PERIODS ENDED JUNE 29, 1996 AND 1995
                           (UNAUDITED)




                                            1996         1995

RECONCILIATION OF NET LOSS TO NET CASH
PROVIDED BY (USED IN) OPERATING
ACTIVITIES

NET LOSS                               $  (691,9     $  (917,652
                                            86)               )

ADJUSTMENTS TO RECONCILE NET LOSS TO
NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES

Equity in loss of Investment in Local    639,005         875,351
Partnerships
Amortization of organization costs                         3,125
Amortization of net premium on             3,727           5,662
investment in bonds
Accretion of zero coupon bonds          (22,064)        (19,856)
Increase in interest receivable         (12,257)        (22,686)
Increase in payable to General Partner    32,643          32,643
Increase in accounts payable and          20,878          45,782
accrued expenses
Decrease in other liabilities                (4,
                                           750)

Total adjustments                         657,1         920,021
                                             82

NET CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES                  $    (34,     $       2,3
                                           804)              69





















               See Notes to Financial Statements.

             AMERICAN TAX CREDIT PROPERTIES III L.P.
                  NOTES TO FINANCIAL STATEMENTS
                          JUNE 29, 1996
                           (UNAUDITED)

1.Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim
financial  information.   They do not include  all  information  and
footnotes  required by generally accepted accounting principles  for
complete  financial  statements.   The  results  of  operations  are
impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on
an   unaudited  basis  during  interim  periods.   Accordingly,  the
accompanying  financial statements are dependent on  such  unaudited
information.   In the opinion of the General Partner, the  financial
statements include all adjustments necessary to present fairly the financial position as of June 29, 1996 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the
three   month  period  ended  June  29,  1996  are  not  necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications of amounts have been made to conform to the current period presentation.

2.Investments in Bonds Available-For-Sale

As of June 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:


                                   Gross      Gross   Estimat
                       Amortize   unrealiz  unrealiz     ed
                           d         ed        ed       fair
                             co       gain      loss       va
                          st         s         es       lue

Description and
maturity
Corporate debt
securities:
Within one year          $    20         $    $     (1  $   200
                          1,946        --       ,484)     ,462

After one year through   464,450       350     (638)    464,162
five years
After five years        507,275        --    (21,649)  485,626
through ten years
After ten years           1,010,          -      (56,14     954,
                            502         -          5)      357

                          2,184,               (79,9    2,104,6
                            173       350       16)         07
U.S. Treasury debt
securities:
After ten years            873,          -      (53,38     820,
                            734         -          3)      351

U.S. government and
agency securities:
After ten years            125,          -      (16,72     109,
                            912         -          4)      188

                        $ 3,183         $   $(150,0    $3,034,
                           ,819       350       23)        146


3.Investment in Local Partnerships

  The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,057,595, of which the Partnership has paid $27,955,268
and   $1,102,327  are  outstanding  as  of  June  29,  1996.    Such
outstanding  capital contributions are reflected as restricted  cash
in  the  accompanying  balance sheet  as  of  June  29,  1996.   The
outstanding  capital  contributions  are  payable  upon  two   Local
Partnerships'  satisfaction  of  specified  conditions  related   to
operations.   As  of  March  31, 1996, the Local  Partnerships  have
outstanding   mortgage  and  construction  loans  payable   totaling
approximately $87,577,000 and accrued interest payable on such loans totaling approximately $1,572,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.

             AMERICAN TAX CREDIT PROPERTIES III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 29, 1996
                           (UNAUDITED)


3.Investment in Local Partnerships (continued)

For the three month period ended June 29, 1996, the Investment in Local Partnerships activity consists of the following:

   Investment in Local                 $  13,241,594
   Partnerships as of March 30,
   1996

  Equity in loss of Investment in
   Local Partnerships for the              (639,005)
   three month period ended March                (A)
   31, 1996

  Cash distributions received from
   Local Partnerships during the            (20,222)
   three month period ended June
   29, 1996

   Investment in Local                 $  12,582,367
   Partnerships as of June 29,
   1996


(A)Equity in loss of Investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $253,122 and $27,709 for the three month periods ended March 31, 1996 and 1995, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are reflected on pages 9 and 10, respectively.

             AMERICAN TAX CREDIT PROPERTIES III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 29, 1996
                           (UNAUDITED)
3.Investment in Local Partnerships (continued)

The  combined balance sheets of the Local Partnerships as of March 31,
1996 and December 31, 1995 are as follows:
                                                1996          1995

ASSETS

Cash and other investments                $    1,230    $    1,392,1
                                               ,827              46
Rental receivable                            246,836         310,169
Capital contributions receivable           1,102,327       1,102,327
Escrow deposits and reserves               3,553,354       3,403,860
Land                                       3,964,692       3,964,692
Buildings and improvements (net of
accumulated depreciation of              95,389,606      96,409,439
$20,133,954 and $19,100,770)
Intangible assets (net of accumulated
amortization of $972,438 and                  817,1         854,837
$948,812)                                        94
Other                                            904           747,9
                                               ,067              72

                                         $107,208,9    $108,185,442
                                                 03
LIABILITIES AND PARTNERS' EQUITY
(DEFICIT)

Liabilities:

Accounts payable and accrued expenses     $      692    $      608,5
                                               ,214              74
Due to related parties                     5,174,199       5,272,266
Mortgage and construction loans           87,577,204      87,656,301

Notes payable                                 27,403          38,848
Accrued interest                           1,571,844       1,524,375
Other                                           635,           584,4
                                                429              08

                                           95,678,2      95,684,772
                                                 93

Partners' equity (deficit):

American Tax Credit Properties III
L.P.:
Capital contributions, net of
distributions (includes receivable       28,896,233      28,908,501
of $1,102,327)
Cumulative loss                           (16,293,64    (15,654,639)
                                                 4)

                                           12,602,5      13,253,862
                                                 89

General partners and other limited
partners, including ATCP II:
Capital contributions, net of                 881,926         883,096
distributions
Cumulative loss                             (1,953,9      (1,636,288
                                                05)               )

                                           (1,071,9         (753,19
                                                79)              2)

                                           11,530,6      12,500,670
                                                 10

                                         $107,208,9    $108,185,442
                                                 03

             AMERICAN TAX CREDIT PROPERTIES III L.P.
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                          JUNE 29, 1996
                           (UNAUDITED)


3.Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three month periods ended March 31, 1996 and 1995 are as follows:

                                           1996        1995

REVENUE

Rental                              $ 2,499,8   $ 2,461,674
                                           29
Interest and other                       78,4        65,291
                                           65

Total Revenue                        2,578,29     2,526,965
                                            4

EXPENSES

Administrative                        537,514       518,476
Utilities                             330,687       280,967
Operating, maintenance and other      462,561       506,622
Taxes and insurance                   317,122       286,833
Interest (including amortization of      853,8       872,352
$38,585 and $51,056)                       48
Depreciation                          1,033,1     1,036,579
                                           84

Total Expenses                       3,534,91     3,501,829
                                            6

NET LOSS                            $   (956,   $   (974,86
                                         622)            4)

NET LOSS ATTRIBUTABLE TO
American Tax Credit Properties III  $   (639,   $   (875,35
L.P.                                     005)            1)
General  partners and other limited
partners, including ATCP II, which
includes  $253,122 and $27,709  of
American Tax Credit Properties III     (317,6        (99,51
L.P.  equity in loss in excess  of        17)            3)
investment balance

                                    $   (956,   $   (974,86
                                         622)            4)

The combined results of operations of the Local Partnerships for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

4.Additional Information

Additional information, including the audited March 30, 1996 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 on file with the Securities and Exchange Commission.

             AMERICAN TAX CREDIT PROPERTIES III L.P.


Item   2.  Management's  Discussion  and  Analysis  of  Financial
Condition and Results of Operations.

Material Changes in Financial Condition.

As of June 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of quarterly periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the three month period ended June 29, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for normal operating expenses. During the three month period ended June 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately
$55,000, resulting in a net unrealized loss of approximately $150,000 reflected in Registrant's partners' equity (deficit) as of June 29, 1996. In addition, during the three month period ended June 29, 1996, Registrant recorded accretion of zero coupon bonds of approximately $22,000, which was partially offset by amortization of net premium on investments in bonds of approximately $4,000, while restricted cash remained unchanged. During the three month period ended June 29, 1996, the Investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three month period ended March 31, 1996 of $639,005 and by cash distributions received from Local Partnerships of $20,222.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. In addition, the Local Partnerships have various financing  structures  which include (i)  required  debt  service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three month period ended March 31, 1996, revenue from operations, Deficit Guarantee advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Certain Local Partnerships are effectively operating at or near break even levels, although such Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Justin Associates (the "Justin Local Partnership") require the Local General Partners of the Justin Local Partnership to advance funds to cover operating deficits up to $266,000 through March, 1997 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Justin Local Partnership incurred an operating deficit of approximately $9,000 for the period ended March 31, 1996, which includes property management fees of approximately $4,000. Accordingly, the net operating deficit was approximately $5,000. As of March 31, 1996, the Local General Partners have advanced approximately $21,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 6.44% is allocated from the Justin Local Partnership.

The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners of the Christian Street Local Partnership to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $4,000 for the period ended March 31, 1996, which includes property management fees of approximately $1,000. Accordingly, the net operating deficit was approximately $3,000. As of March 31, 1996, the Local General Partner has advanced approximately $27,000 under its Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 2.08% is allocated from the Christian Street Local Partnership.

The Local General Partners of Sydney Engel Associates (the "Sydney Engel Local Partnership") report that although the Sydney Engel Local Partnership has not closed on its final mortgages with certain agencies of the City of New York ("NYC"), it has communicated with NYC that it is ready to close. The closing of the mortgages has been delayed due to technical issues regarding the structure of the loans and a guaranteed investment contract to be purchased from the outstanding capital contribution due from Registrant in the amount of approximately $1,018,000, which will be paid upon completion of the final closing of the loans. The Sydney Engel Local Partnership incurred an operating deficit of approximately $31,000 for the three month period ended March 31, 1996, which includes property management fees of approximately $25,000. Accordingly, the net operating deficit was approximately $6,000. Of Registrant's total annual Low-income Tax Credits, approximately 9.43% is allocated from the Sydney Engel Local Partnership.

The terms of the partnership agreement of Carrington Limited Dividend Housing Association Limited Partnership (the "Carrington Local Partnership") require the Local General Partners of the Carrington Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Carrington Local Partnership incurred an operating deficit for the period ended March 31, 1996 of approximately $25,000 which includes property management fees of approximately $5,000. Accordingly, the net operating deficit was approximately $20,000. The Local General Partners report that the deficit is primarily the result of unscheduled repair and maintenance expenses incurred during the period and that all required payments under the mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 6.36% is allocated from the Carrington Local Partnership.

Results of Operations.

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. Registrant accounts for its Investment in Local Partnerships in accordance with the equity method of accounting and Emerging Issues Task Force ("EITF")
Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects." Under the equity method of accounting and in accordance with EITF Issue No. 94-1, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each Investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local
Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of Investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

Cumulative losses and cash distributions in excess of Investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Material Changes in Financial Condition regarding certain Local Partnerships currently operating below economic break even levels.

Three Month Period Ended June 29, 1996.

For the three month period ended June 29, 1996, Registrant had a net loss of approximately $692,000, which included an equity in loss of Investment in Local Partnerships of approximately
$639,000 for the three month period ended March 31, 1996. Registrant's loss from operations for the three month period ended June 29, 1996 of approximately $53,000 was attributable to interest revenue of approximately $78,000, exceeded by operating expenses of approximately $131,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses and Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.


The Local Partnerships' net loss of approximately $957,000 for the three month period ended March 31, 1996 was attributable to rental and other revenue of approximately $2,578,000, exceeded by operating and interest expenses (including Non-Mandatory
Interest) of approximately $2,463,000 and approximately $1,072,000 of depreciation and amortization expenses.

Three Month Period Ended June 29, 1995.

For the three month period ended June 29, 1995, Registrant had a net loss of approximately $918,000, which included an equity in loss of Investment in Local Partnerships of approximately
$875,000 for the three month period ended March 31, 1995. Registrant's loss from operations for the three month period ended June 29, 1995 of approximately $43,000 was attributable to interest revenue of approximately $95,000, exceeded by operating expenses of approximately $135,000 and amortization of organization costs of approximately $3,000.

The Local Partnerships' net loss of approximately $975,000 for the three month period ended March 31, 1995 was attributable to rental and other revenue of approximately $2,527,000, exceeded by operating and interest expenses (including Non-Mandatory
Interest) of approximately $2,414,000 and approximately $1,088,000 of depreciation and amortization expenses.

Three Month Period Ended June 29, 1996 versus
Three Month Period Ended June 29, 1995.

Registrant's operations for the three month period ended June 29, 1996 resulted in a net loss of approximately $692,000 as compared to a net loss of approximately $918,000 for the same period in 1995. The decrease in net loss is primarily attributable to a decrease in the equity in loss of Investment in Local Partnerships of approximately $236,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships of approximately $225,000 in accordance with the equity method of accounting, as discussed above.

             AMERICAN TAX CREDIT PROPERTIES III L.P.

                  Part II - OTHER INFORMATION.


Item 1.   Legal Proceedings.

     None

Item 2.   Changes in Securities.

     None

Item 3.   Defaults Upon Senior Securities.

     None

Item 4.   Submission of Matters to a Vote of Security Holders.

     None

Item 5.   Other Information.

     None

Item 6.   Exhibits and Reports on Form 8-K.

     None

                           SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             AMERICAN  TAX CREDIT PROPERTIES  III
L.P.
                            (a Delaware limited partnership)

                            By: Richman Tax Credit Properties III
L.P.,
                                General Partner

                           by: Richman Housing Credits Inc.,
                               general partner


Dated:    August    13,    1996         /s/       Richard    Paul
Richman
                               Richard Paul Richman
                               President, Chief Executive
                               Officer and Director of the
                               general partner of the
                               General Partner


Dated:      August      13,      1996           /s/          Neal
Ludeke
                               Neal Ludeke
                               Vice President and
                               Treasurer of the general partner
                               of the General Partner
                                   (Principal    Financial    and
Accounting
                               Officer of Registrant)