Form 10-Q
period 1996-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1996-11-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 1996

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------    -----------------
                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
             (Exact name of Registrant as specified in its charter)

                 Delaware                                    13-3545006
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                           06830
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes X No ___.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                             Table of Contents                        Page


Balance Sheets as of September 29, 1996 (Unaudited) and
March 30, 1996 (Unaudited)..........................................

Statements of Operations for the three and six month
periods ended September 29, 1996 (Unaudited)and
September 29, 1995 (Unaudited)......................................

Statements of Cash Flows for the six months ended
September 29, 1996 (Unaudited) and September 29, 1995 (Unaudited)...

Notes to Financial Statements as of September 29, 1996 (Unaudited)..


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                      SEPTEMBER 29, 1996 AND MARCH 30, 1996
                                   (UNAUDITED)



                                                                                   September 29,         March 30,
                                                                        Notes            1996                 1996
                                                                        -----   ----------------------------------
ASSETS

Cash and cash equivalents                                                        $      590,447     $       389,931
Restricted cash                                                           3           1,102,327           1,102,327
Investments in bonds available-for-sale                                   2           2,847,823           3,070,375
Investment in local partnerships                                          3          12,007,749          13,241,594
Interest receivable                                                                      22,625              28,008
                                                                                ------------------   ------------------

                                                                                 $   16,570,971      $   17,832,235
                                                                                 ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                        $       762,831     $       717,878
   Payable to general partner                                                           734,757             669,472
   Capital contributions payable                                          3           1,102,327           1,102,327
   Other                                                                                 21,200              25,950
                                                                                ------------------   ----------------

                                                                                      2,621,115           2,515,627
                                                                                ----------------     ----------------

Partners' equity (deficit)
   General partner                                                                     (174,265)             1,180)
   Limited partners, $1,000 stated value per unit (35,883 units of
     limited partnership interest outstanding)                                       14,277,481         15,572,895
   Unrealized loss on investments in bonds available-for-sale, net        2            (153,360)           (95,107)
                                                                                ----------------     -----------------

                                                                                     13,949,856         15,316,608
                                                                                ---------------      ---------------

                                                                                 $   16,570,971     $   17,832,235
                                                                                 ==============      ==============





See Notes to Financial Statements.



                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)



                                                          Three Months    Six Months Ended     Three Months    Six Months Ended
                                                        Ended September     September 29,    Ended September     September 29,
                                                              29,                                  29,
                                               Notes             1996              1996               1995             1995
                                               -----    -------------------------------------------------------------------
REVENUE

Interest                                                $        78,986   $       157,422   $         77,954   $      173,506
                                                        ---------------   ---------------   ----------------   --------------

TOTAL REVENUE                                                    78,986           157,422             77,954          173,506
                                                        ----------------  ----------------  -----------------  ---------------

EXPENSES

Administration fees                                              57,642           115,285            57,643           115,286
Management fees                                                  57,642           115,285            57,643           115,286
Professional fees                                                 5,647            13,849             8,810            21,422
Printing, postage and other                                       3,237            11,166             3,668            10,498
Amortization                                                                                                            3,125
                                                        -------------------------------------------------------------------------

TOTAL EXPENSES                                                  124,168           255,585           127,764           265,617
                                                        ---------------   ---------------   ---------------    ----------------

Loss from operations                                            (45,182)          (98,163)          (49,810)          (92,111)

Equity in loss of investment in local
   partnerships                                  3             (571,331)       (1,210,336)         (726,456)       (1,601,807)
                                                        ---------------   ---------------   ---------------    ---------------

NET LOSS                                                $      (616,513)  $    (1,308,499)   $     (776,266)   $   (1,693,918)
                                                        ==============    ==============    ==============      =============

NET LOSS ATTRIBUTABLE TO
   General partner                                      $        (6,165)  $       (13,085)   $       (7,762)   $      (16,939)
   Limited partners                                            (610,348)       (1,295,414)         (768,504)       (1,676,979)
                                                        ---------------   ---------------   ---------------    ---------------

                                                        $      (616,513)  $    (1,308,499)   $     (776,266)   $   (1,693,918)
                                                        ==============    ==============    ==============     =============

NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                                $        (17.01)  $        (36.10)   $       (21.42)   $      (46.74)
                                                        ================  ================  ================   ================







                                           See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)


                                                                                      1996                  1995
                                                                               -------------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $       127,104       $       133,589
Cash used for local partnerships for deferred expenses                                   (4,750)               (4,750)
Cash paid for
   administration fees                                                                  (50,000)              (50,000)
   management fees                                                                      (50,000)              (50,000)
   professional fees                                                                    (40,999)              (40,182)
   printing, postage and other expenses                                                  (4,348)               (8,628)
                                                                               -----------------     -----------------

Net cash used in operating activities                                                   (22,993)              (19,971)
                                                                               ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/redemption of bonds                                                            200,000
Cash distributions from local partnerships                                               23,509               17,414
Transfer from restricted cash                                                                                300,000
Investment in local partnership                                                                             (300,000)
                                                                               ---------------------- ---------------

Net cash provided by investing activities                                              223,509                17,414
                                                                               ----------------      -----------------

Net increase (decrease) in cash and cash equivalents                                   200,516                (2,557)

Cash and cash equivalents at beginning of period                                       389,931               663,905
                                                                               ----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      590,447       $       661,348
                                                                                ===============       ===============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

   Unrealized gain (loss) on investments in bonds available-for-sale, net       $      (58,253)      $       151,892
                                                                                ===============       ===============

See reconciliation of net loss to net cash used in operating  activities on page
6.




                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1996 AND 1995
                                   (UNAUDITED)




                                                                               1996                   1995
                                                                       --------------------   ------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                  $  (1,308,499)         $  (1,693,918)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                         1,210,336              1,601,807
   Amortization of organization costs                                                                    3,125
   Amortization of net premium on investments in bonds                            8,427                  9,320
   Accretion of zero coupon bonds                                               (44,128)               (41,919)
   Decrease (increase) in interest receivable                                     5,383                 (7,318)
   Increase in payable to general partner                                        65,285                 65,286
   Increase in accounts payable and accrued expenses                             44,953                 48,396
   Decrease in other liabilities                                                 (4,750)                (4,750)
                                                                       -----------------     ------------------

NET CASH USED IN OPERATING ACTIVITIES                                  $        (22,993)      $        (19,971)
                                                                       ================       ================























                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  September  29,  1996  and the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  six  month  periods  ended  September  29,  1996  are  not necessarily  indicative  of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Investments in Bonds Available-For-Sale

     As of September 29, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                   Gross unrealized        Gross
                                                    Amortized           gains           unrealized          Estimated
                                                        cost                               losses          fair value
       Description and maturity
       Corporate debt securities
          After one year through five years      $    462,416       $        221      $       (997)       $    461,640
          After five years through ten years          506,911               --             (20,387)            486,524
          After ten years                           1,011,373               --             (56,585)            954,788
                                                  -----------      ---------------    ------------       -------------

                                                    1,980,700                221           (77,969)          1,902,952
                                                  -----------      -------------      ------------        ------------

       U.S. Treasury debt securities
          After ten years                             894,597               --             (58,114)            836,483
                                                 ------------      ---------------    ------------       -------------

       U.S. government and agency securities
          After ten years                             125,886               --             (17,498)            108,388
                                                 -------------     ---------------    ------------       -------------

                                                  $ 3,001,183       $        221        $ (153,581)        $ 2,847,823
                                                  ===========       ============        ==========         ===========



                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)


3.   Investment in Local Partnerships

The  Partnership  owns  limited  partnership   interests  in  forty-three  Local
     Partnerships  representing capital contributions in the aggregate amount of
     $29,057,595,  of which the Partnership has paid  $27,955,268 and $1,102,327
     is  outstanding  as  of  September  29,  1996.   Restricted   cash  in  the
     accompanying   balance  sheet  as  of  September  29,  1996  includes  such outstanding capital  contributions.  The outstanding capital  contributions
     are  payable  upon  two  Local  Partnerships'   satisfaction  of  specified
     conditions  related  to  operations.   As  of  June  30,  1996,  the  Local
     Partnerships  have  outstanding  mortgage and  construction  loans  payable totaling  approximately  $87,501,000 and accrued  interest  payable on such loans  totaling  approximately  $1,627,000,  which are  secured by security interests and liens common to mortgage and construction  loans on the Local
     Partnerships' real property and other assets.

     For the six months  ended  September  29,  1996,  the  investment  in Local
Partnerships activity consists of the following:

        Investment in Local Partnerships as of March 30, 1996                                 $ 13,241,594

        Equity in loss of investment in Local Partnerships for the three months ended
               March 31, 1996                                            $    (639,005)
               June 30, 1996                                                  (571,331)         (1,210,336) (A)
                                                                         ---------------

        Cash distributions received from Local Partnerships during the three months ended
               June 29, 1996                                                   (20,222)
               September 29, 1996                                               (3,287)           (23,509)
                                                                         -----------------    -------------

        Investment in Local Partnerships as of September 29, 1996                            $ 12,007,749
                                                                                              ============


     (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.
          The amount of such excess losses applied to other partners' capital for the three and six month periods ended June 30, 1996 was $204,724 and $457,846, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

     The combined  unaudited balance sheets of the Local Partnerships as of June
     30, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 and 1995 are reflected on pages 9 and 10, respectively.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1996 and December 31, 1995 are as follows:

                                                                                 June 30,              December 31,
                                                                                   1996                    1995
                                                                            ------------------     ------------
      ASSETS

      Cash and other investments                                             $     1,019,306         $     1,392,146
      Rental receivable                                                              164,776                 310,169
      Capital contributions receivable                                             1,102,327               1,102,327
      Escrow deposits and reserves                                                 3,784,219               3,403,860
      Land                                                                         3,964,692               3,964,692
      Buildings and improvements (net of accumulated
        depreciation of $21,164,707 and $19,100,770)                              94,370,991              96,409,439
      Intangible assets (net of accumulated amortization of
        $994,467 and $948,812)                                                       786,120                 854,837
      Other                                                                        1,020,279                 747,972
                                                                            ----------------        ----------------

                                                                               $ 106,212,710           $ 108,185,442
                                                                               =============           =============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities
        Accounts payable and accrued expenses                               $        763,882         $       608,574
        Due to related parties                                                     5,143,664               5,363,967
        Mortgage and construction loans                                           87,500,702              87,656,301
        Notes payable                                                                 29,482                  38,848
        Accrued interest                                                           1,626,908               1,524,375
        Other                                                                        563,992                 584,408
                                                                            ----------------        ----------------

                                                                                  95,628,630              95,776,473
                                                                              --------------          --------------
      Partners' equity (deficit)

        American Tax Credit Properties III L.P.
            Capital contributions, net of distributions
               (includes receivable of $1,102,327)                                28,876,011              28,908,501
            Cumulative loss                                                      (16,864,975)            (15,654,639)
                                                                               -------------           -------------

                                                                                  12,011,036              13,253,862
                                                                              --------------          --------------
        General partners and other limited partners, including ATCP II
            Capital contributions, net of distributions                              803,103                 791,395
            Cumulative loss                                                       (2,230,059)             (1,636,288)
                                                                             ---------------         ---------------

                                                                                  (1,426,956)               (844,893)
                                                                             ---------------        ----------------

                                                                                  10,584,080              12,408,969
                                                                             ---------------         ---------------

                                                                               $ 106,212,710           $ 108,185,442
                                                                               =============           =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1996
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined  statements  of operations  of the Local  Partnerships  for the three and six month periods ended June 30, 1996 and 1995 are as follows:

                                                     Three Months     Six Months Ended      Three Months      Six Months Ended
                                                    Ended June 30,        June 30,         Ended June 30,         June 30,
                                                           1996               1996               1995                1995
                                                  -----------------------------------------------------------------------
      REVENUE

      Rental                                        $   2,630,886      $   5,130,715       $   2,553,503       $   5,015,177
      Interest and other                                  101,376             179,841             73,042             138,333
                                                  ---------------     ---------------    ---------------     ---------------

      Total Revenue                                     2,732,262          5,310,556           2,626,545           5,153,510
                                                    -------------     --------------       -------------      --------------

      EXPENSES

      Administrative                                      491,384          1,028,898             512,436           1,030,912
      Utilities                                           255,879            586,566             237,837             518,804
      Operating, maintenance and other                    553,114          1,015,675             504,823           1,011,445
      Taxes and insurance                                 313,085            630,207             305,486             592,319
      Interest (including amortization of
        $31,708, $70,293, $48,226 and $99,282)
                                                          935,532          1,789,380             843,426           1,715,778
      Depreciation                                      1,030,753          2,063,937           1,029,710           2,066,289
                                                    -------------     --------------       -------------      --------------

      Total Expenses                                    3,579,747          7,114,663           3,433,718           6,935,547
                                                    -------------     --------------       -------------      --------------

      NET LOSS                                      $    (847,485)     $  (1,804,107)      $    (807,173)      $  (1,782,037)
                                                    =============      =============       =============       =============

      NET LOSS ATTRIBUTABLE TO
        American Tax Credit Properties III L.P.     $    (571,331)     $  (1,210,336)      $    (726,456)      $  (1,601,807)
        General partners and other limited
           partners, including ATCP II, which
           includes $204,724, $457,846, $25,829
           and $53,538 of American Tax Credit
           Properties III L.P. equity in loss
           in excess of investment                       (276,154)          (593,771)            (80,717)           (180,230)
                                                   --------------     --------------      --------------     ---------------

                                                    $    (847,485)     $  (1,804,107)      $    (807,173)      $  (1,782,037)
                                                    =============      =============       =============       =============

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 1996  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1996 on file with the Securities and Exchange Commission.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the six months ended
September 29, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for normal operating expenses. During the six months ended September 29, 1996, Registrant recorded a net unrealized loss on bonds available-for-sale of approximately $58,000, resulting in a net unrealized loss of approximately $153,000 reflected in Registrant's partners' equity (deficit) as of September 29, 1996. In addition, during the six months ended September 29, 1996, Registrant recorded accretion of zero coupon bonds of approximately $44,000, which was offset by amortization of net premium on investments in bonds of approximately $8,000, while restricted cash remained unchanged. In addition, during the six months ended September 29, 1996, Registrant received $200,000 from the maturity of investments in bonds held for working capital purposes. During the six months ended September 29, 1996, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1996 of $1,210,336 and by cash distributions received from Local Partnerships of $23,509.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies
("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. The Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. As discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Justin Associates (the "Justin Local Partnership") require the Local General Partners of the Justin Local Partnership to advance funds to cover operating deficits up to $266,000 through March, 1997 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Justin Local Partnership incurred an operating deficit of approximately $17,000 for the six months ended June 30, 1996, which includes property management fees of approximately $8,000. Accordingly, the net operating deficit was approximately $9,000. As of June 30, 1996, the Local General Partners have advanced approximately $33,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 6.44% is allocated from the Justin Local Partnership.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners of the Christian Street Local Partnership to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $12,000 for the six months ended June 30, 1996, which includes property management fees of approximately $2,000. Accordingly, the net operating deficit was approximately $10,000. As of June 30, 1996, the Local General
Partner has advanced approximately $32,000 under its Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 2.08% is allocated from the Christian Street Local Partnership.

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

The terms of the partnership agreement of Ellinwood Heights Apartments, L.P. (the "Ellinwood Heights Local Partnership") require the Local General Partners of the Ellinwood Heights Local Partnership to advance funds to cover operating deficits up to $70,000 through 1996 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Ellinwood Heights Local Partnership incurred an operating deficit of approximately $17,000 for the six months ended June 30, 1996, which includes property management fees of approximately $8,000. Accordingly, the net operating deficit was approximately $9,000. Of Registrant's total annual Low-income Tax Credits, approximately .6% is allocated from the Ellinwood Heights Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting and Emerging Issues Task Force ("EITF") Issue No. 94-1, "Accounting for Tax Benefits Resulting from Investments in Affordable Housing Projects." Under the equity method of accounting and in accordance with EITF Issue No. 94-1, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero.

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

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended September 29, 1996

For the three months ended September 29, 1996, Registrant had a net loss of approximately $616,000, which included an equity in loss of investment in Local Partnerships of approximately $571,000 for the three months ended June 30, 1996. Registrant's loss from operations for the three months ended September 29, 1996 of approximately $45,000 was attributable to interest revenue of approximately $79,000, exceeded by operating expenses of approximately $124,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses and Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $847,000 for the three months ended June 30, 1996 was attributable to rental and other revenue of approximately $2,732,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,517,000 and approximately $1,062,000 of depreciation and amortization expenses.

Three Months Ended September 29, 1995

For the three months ended September 29, 1995, Registrant had a net loss of approximately $776,000, which included an equity in loss of investment in Local Partnerships of approximately $726,000 for the three months ended June 30, 1995. Registrant's loss from operations for the three months ended September 29, 1995 of approximately $50,000 was attributable to interest revenue of approximately $78,000, exceeded by operating expenses of approximately $128,000.

The Local Partnerships' net loss of approximately $807,000 for the three months ended June 30, 1995 was attributable to rental and other revenue of approximately $2,627,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,356,000 and approximately $1,078,000 of depreciation and amortization expenses.

Six Months Ended September 29, 1996

For the six months ended September 29, 1996, Registrant had a net loss of approximately $1,308,000, which included an equity in loss of investment in Local Partnerships of approximately $1,210,000 for the six months ended June 30, 1996. Registrant's loss from operations for the six months ended September 29, 1996 of approximately $98,000 was attributable to interest revenue of approximately $157,000, exceeded by operating expenses of approximately $255,000. Interest income for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses and Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $1,804,000 for the six months ended June 30, 1996 was attributable to rental and other revenue of approximately $5,311,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,981,000 and approximately $2,134,000 of depreciation and amortization expenses.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Six Months Ended September 29, 1995

For the six months ended September 29, 1995, Registrant had a net loss of approximately $1,694,000, which included an equity in loss of investment in Local Partnerships of approximately $1,602,000 for the six months ended June 30, 1995. Registrant's loss from operations for the six months ended September 29, 1995 of approximately $92,000 was attributable to interest revenue of approximately $174,000, exceeded by operating expenses of approximately $263,000 and amortization of organization costs of approximately $3,000.

The Local Partnerships' net loss of approximately $1,782,000 for the six months ended June 30, 1995 was attributable to rental and other revenue of approximately $5,154,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $4,770,000 and approximately $2,166,000 of depreciation and amortization expenses.

Three and Six Month Periods Ended September 29, 1996 versus
Three and Six Month Periods Ended September 29, 1995

Registrant's operations for the three months ended September 29, 1996 resulted in a net loss of approximately $616,000 as compared to a net loss of approximately $776,000 for the same period in 1995. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $155,000. The decrease in the equity in loss of investment in Local Partnerships is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships in accordance with the equity method of accounting of approximately $179,000.

Registrant's operations for the six months ended September 29, 1996 resulted in a net loss of approximately $1,308,000 as compared to a net loss of approximately $1,694,000 for the same period in 1995. This decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $391,000. The decrease in the equity in loss of investment in Local Partnerships is primarily a result of an increase in the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships in accordance with the equity method of accounting of approximately $404,000.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION


  Item 1. Legal Proceedings

          None

  Item 2. Changes in Securities

          None

  Item 3. Defaults Upon Senior Securities

          None

  Item 4. Submission of Matters to a Vote of Security Holders

          None

  Item 5. Other Information

          None

  Item 6. Exhibits and Reports on Form 8-K

          None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            AMERICAN TAX CREDIT PROPERTIES III L.P.
                            (a Delaware limited partnership)

                            By: Richman Tax Credit Properties III L.P., General Partner

                            by: Richman Housing Credits Inc.,
                                   general partner


Dated: November  13, 1996   /s/ Richard Paul Richman
       ------------------   ------------------------
                            Richard Paul Richman
                            President, Chief Executive
                            Officer and Director of the
                            general partner of the
                            General Partner


Dated: November  13, 1996  /s/ Neal Ludeke
       ------------------  ---------------
                           Neal Ludeke
                           Vice President and
                           Treasurer of the general partner
                           of the General Partner
                           (Principal Financial and Accounting
                            Officer of Registrant)