Form 10-Q
period 1996-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1997-02-13
CIK 856135

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                       FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended December 30, 1996

                                                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
 ---

For the transition period from                   to ____________
                               -----------------

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

Yes X No ___.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.

                                             PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                                                  Table of Contents


Balance Sheets as of December 30, 1996 (Unaudited) and March 30, 1996
     (Unaudited)

Statements of Operations for the three and nine month periods ended
      December 30, 1996 (Unaudited)and December 30, 1995 (Unaudited)

Statements of Cash Flows for the nine months ended December 30, 1996 (Unaudited) and December 30, 1995 (Unaudited)

Notes to Financial Statements as of December 30, 1996 (Unaudited)

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                                                     BALANCE SHEETS
                                          DECEMBER 30, 1996 AND MARCH 30, 1996
                                                      (UNAUDITED)




                                                                                   December 30,          March 30,
                                                                        Notes            1996                 1996
                                                                        -----   ----------------------------------
ASSETS

Cash and cash equivalents                                                       $       385,461     $       389,931
Restricted cash                                                           3           1,301,227           1,102,327
Investments in bonds available-for-sale                                   2           2,932,798           3,070,375
Investment in local partnerships                                          3          11,406,727          13,241,594
Interest receivable                                                                      34,516              28,008
                                                                                ------------------   ------------------

                                                                                 $   16,060,729      $   17,832,235
                                                                                 ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
   Accounts payable and accrued expenses                                        $       806,318      $      717,878
   Payable to general partner                                                           767,403             669,472
   Capital contributions payable                                          3           1,301,227           1,102,327
   Other                                                                                 21,200              25,950
                                                                                ------------------   ------------------

                                                                                      2,896,148           2,515,627
                                                                                ----------------     ----------------

Partners' equity (deficit)
   General partner                                                                     (182,789)           (161,180)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                    13,433,606          15,572,895
   Unrealized loss on investments in bonds available-for-sale, net        2            (86,236)             (95,107)
                                                                                -----------------    -----------------

                                                                                     13,164,581           15,316,608
                                                                                ---------------      ---------------

                                                                                 $   16,060,729      $   17,832,235
                                                                                 ==============      ==============









                                           See Notes to Financial Statements.




                               AMERICAN TAX CREDIT PROPERTIES III L.P.
                                    STATEMENTS OF OPERATIONS
                   THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 1996 AND 1995
                                                            (UNAUDITED)




                                                          Three Months       Nine Months       Three Months       Nine Months
                                                         Ended December    Ended December     Ended December    Ended December
                                                              30,                30,               30,                30,
                                               Notes             1996              1996               1995             1995
                                               -----    -------------------------------------------------------------------
REVENUE

Interest                                                $         79,701   $      237,123   $         78,796    $      252,302
                                                        ----------------   --------------   ----------------    --------------

TOTAL REVENUE                                                      79,701         237,123              78,796          252,302
                                                        ----------------- ---------------   -----------------  ---------------

EXPENSES

Administration fees                                              57,646           172,931             57,645           172,931
Management fees                                                  57,646           172,931             57,645           172,931
Professional fees                                                13,911            27,760             14,435            35,857
Printing, postage and other                                       2,975            14,141              1,923            12,421
Amortization                                                                                                                3,125
                                                        -------------------------------------------------------------------------

TOTAL EXPENSES                                                  132,178            387,763           131,648            397,265
                                                        ---------------   ----------------   ---------------   ----------------

Loss from operations                                            (52,477)         (150,640)           (52,852)         (144,963)

Equity in loss of investment in local
   partnerships                                  3             (601,022)       (2,010,258)          (731,406)       (2,333,213)
                                                        ---------------   ---------------    ---------------   ---------------

NET LOSS                                                 $     (653,499)    $  (2,160,898)    $     (784,258)    $  (2,478,176)
                                                         ==============     =============     ==============     =============

NET LOSS ATTRIBUTABLE TO
   General partner                                      $         (6,535) $       (21,609)  $         (7,843)  $       (24,782)
   Limited partners                                            (646,964)       (2,139,289)          (776,415)       (2,453,394)
                                                        ---------------    --------------    ---------------   ---------------

                                                         $     (653,499)    $  (2,160,898)    $     (784,258)    $  (2,478,176)
                                                         ==============     =============     ==============     =============

NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                                $         (18.03) $         (59.62) $         (21.64)  $         (68.37)
                                                        ================  ================  ================   ================




                                           See Notes to Financial Statements.



                                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                              STATEMENTS OF CASH FLOWS
                                    NINE MONTHS ENDED DECEMBER 30, 1996 AND 1995
                                                    (UNAUDITED)




                                                                                      1996                  1995
                                                                               -------------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $       177,063       $       186,771
Cash used for local partnerships for deferred expenses                                   (4,750)               (4,750)
Cash paid for
   administration fees                                                                  (75,000)              (75,000)
   management fees                                                                      (75,000)              (75,000)
   professional fees                                                                    (40,999)              (41,357)
   printing, postage and other expenses                                                 (10,393)                (9,900)
                                                                               ----------------      -----------------

Net cash used in operating activities                                                   (29,079)              (19,236)
                                                                               ----------------      ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/redemption of bonds                                                            200,000
Cash distributions from local partnerships                                               23,509                17,414
Transfer from (to) restricted cash                                                     (198,900)              300,000
Investment in a local partnership                                                                            (300,000)
                                                                               ---------------------- ---------------

Net cash provided by investing activities                                                24,609                 17,414
                                                                               ----------------      -----------------

Net decrease in cash and cash equivalents                                                (4,470)               (1,822)

Cash and cash equivalents at beginning of period                                        389,931               663,905
                                                                               ----------------      ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       385,461       $       662,083
                                                                                ===============       ===============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                $           8,871      $       287,263
                                                                               =================      ===============

Increase in capital contributions payable                                       $       198,900
                                                                                ===============


------------------------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page 6.





                                           See Notes to Financial Statements.







                                 AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 STATEMENTS OF CASH FLOWS - (Continued)
                              NINE MONTHS ENDED DECEMBER 30, 1996 AND 1995
                                                  (UNAUDITED)



                                                                                       1996                  1995
                                                                               --------------------  ------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                         $  (2,160,898)        $  (2,478,176)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                                2,010,258             2,333,213
   Amortization of organization costs                                                                          3,125
   Amortization of net premium on investments in bonds                                  12,639                13,980
   Accretion of zero coupon bonds                                                      (66,191)              (63,982)
   Increase in interest receivable                                                      (6,508)              (15,529)
   Increase in payable to general partner                                               97,931                97,931
   Increase in accounts payable and accrued expenses                                    88,440                94,952
   Decrease in other liabilities                                                           (4,750)               (4,750)
                                                                               ------------------    ------------------

NET CASH USED IN OPERATING ACTIVITIES                                          $        (29,079)     $        (19,236)
                                                                               ================      ================




















                                           See Notes to Financial Statements.




                                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                                                NOTES TO FINANCIAL STATEMENTS
                                                      DECEMBER 30, 1996
                                                         (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  December  30,  1996  and  the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  nine  month  periods  ended  December  30,  1996  are  not necessarily  indicative  of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.

2.   Investments in Bonds Available-For-Sale

     As of December 30, 1996, certain information concerning investments in bonds available-for-sale is as follows:

                                                                   Gross unrealized        Gross
                                                    Amortized           gains           unrealized          Estimated
       Description and maturity                         cost                               losses          fair value

       Corporate debt securities
          Within one year                         $      77,545    $        --          $     (1,115)     $      76,430
          After one year through five years             383,321             3,535                (22)           386,834
          After five years through ten years            506,713               215            (11,896)           495,032
          After ten years                             1,010,135             4,945            (36,278)           978,802
                                                   ------------     -------------       ------------      -------------

                                                      1,977,714             8,695            (49,311)         1,937,098
                                                   ------------     -------------       ------------       ------------

       U.S. Treasury debt securities
          After ten years                               915,460             --               (35,459)           880,001
                                                  -------------    ----------------     ------------      -------------

       U.S. government and agency securities
          After ten years                               125,860             --               (10,161)           115,699
                                                  -------------    ----------------     ------------      -------------

                                                    $ 3,019,034      $      8,695        $   (94,931)       $ 2,932,798
                                                    ===========      =============       ===========        ===========





                                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                      DECEMBER 30, 1996
                                                         (UNAUDITED)


3.   Investment in Local Partnerships

The  Partnership  owns  limited  partnership   interests  in  forty-three  Local
     Partnerships  representing capital contributions in the aggregate amount of
     $29,256,495,  of which the Partnership has paid  $27,955,268 and $1,301,227 is outstanding as of December 30, 1996. Restricted cash in the accompanying balance  sheet as of December 30, 1996 includes  such  outstanding  capital contributions,  which are payable upon two Local Partnerships' satisfaction of specified  conditions  related to operations.  As of September 30, 1996, the Local  Partnerships  have outstanding  mortgage and construction  loans payable totaling approximately  $87,430,000 and accrued interest payable on such loans totaling approximately $1,712,000, which are secured by security interests and liens common to mortgage and construction  loans on the Local
     Partnerships' real property and other assets.

     For the nine months  ended  December  30,  1996,  the  investment  in Local
     Partnerships activity consists of the following:

        Investment in Local Partnerships as of March 30, 1996                                 $ 13,241,594

        Investment in a Local Partnership during the nine months
            ended December 30, 1996                                                                198,900

        Equity in loss of investment in Local Partnerships for the three months ended
               March 31, 1996                                            $  (837,905)
               June 30, 1996                                                (571,331)
               September 30, 1996                                           (601,022)              (2,010,258) (A)
                                                                         -----------

        Cash distributions received from Local Partnerships during the
             nine months ended December 30, 1996                                                      (23,509)
                                                                                              ---------------

        Investment in Local Partnerships as of December 30, 1996                              $ 11,406,727
                                                                                              ============


     (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.
          The amount of such excess losses applied to other partners' capital for the three and nine month periods ended September 30, 1996 was $91,556 and $350,502, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein
          Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1996 and December 31, 1995 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 and 1995 are reflected on pages 9 and 10, respectively.





                                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                      DECEMBER 30, 1996
                                                         (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1996 and December 31, 1995 are as follows:

                                                                              September 30,            December 31,
                                                                                   1996                    1995
                                                                            ------------------     ------------
      ASSETS

      Cash and other investments                                             $     1,244,420         $     1,392,146
      Rental receivable                                                              309,208                 310,169
      Capital contributions receivable                                             1,102,327               1,102,327
      Escrow deposits and reserves                                                 3,944,313               3,403,860
      Land                                                                         3,964,692               3,964,692
      Buildings and improvements (net of accumulated
        depreciation of $22,206,599 and $19,100,770)                              93,357,969              96,409,439
      Intangible assets (net of accumulated amortization of
        $1,013,403 and $948,812)                                                     766,503                 854,837
      Other                                                                          708,449                 747,972
                                                                            ----------------        ----------------
                                                                               $ 105,397,881           $ 108,185,442
                                                                               =============           =============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                               $        697,280        $        608,574
        Due to related parties                                                     5,129,816               5,363,967
        Mortgage and construction loans                                           87,429,901              87,656,301
        Notes payable                                                                 30,709                  38,848
        Accrued interest                                                           1,711,540               1,524,375
        Other                                                                        574,444                 584,408
                                                                            ----------------        ----------------

                                                                                  95,573,690              95,776,473
                                                                              --------------          --------------
      Partners' equity (deficit) American Tax Credit Properties III L.P.
            Capital contributions, net of distributions
               (includes receivable of $1,102,327)                                28,872,724              28,908,501
            Cumulative loss                                                      (17,664,897)            (15,654,639)
                                                                               -------------           -------------
                                                                                  11,207,827              13,253,862
                                                                              --------------          --------------
        General partners and other limited partners, including ATCP II
            Capital contributions, net of distributions                              803,070                 791,395
            Cumulative loss                                                       (2,186,706)             (1,636,288)
                                                                             ---------------         ---------------
                                                                                  (1,383,636)               (844,893)
                                                                             ---------------        ----------------

                                                                                   9,824,191              12,408,969
                                                                             ---------------         ---------------

                                                                               $ 105,397,881           $ 108,185,442
                                                                               =============           =============

                                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                                     NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                      DECEMBER 30, 1996
                                                         (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 and 1995 are as follows:

                                                     Three Months        Nine Months        Three Months     Nine Months Ended
                                                   Ended September     Ended September    Ended September      September 30,
                                                         30,                 30,                30,
                                                           1996               1996               1995                1995
                                                  -----------------------------------------------------------------------
      REVENUE
      Rental                                        $   2,579,221      $   7,709,936       $   2,488,054       $   7,503,231
      Interest and other                                   55,980             235,821              75,643            213,976
                                                  ---------------     ---------------    ----------------    ---------------

      TOTAL REVENUE                                     2,635,201          7,945,757           2,563,697           7,717,207
                                                    -------------     --------------      --------------      --------------

      EXPENSES
      Administrative                                      491,257          1,520,155             496,016           1,526,928
      Utilities                                           176,214            762,780             217,062             735,866
      Operating, maintenance and other                    473,663          1,489,338             460,711           1,472,156
      Taxes and insurance                                 337,661            967,868             305,392             897,711
      Interest (including amortization of
        $18,936, $89,229, $49,052 and $148,334)
                                                          871,083          2,660,463             850,289           2,566,067
      Depreciation                                      1,041,892          3,105,829           1,051,171           3,117,460
                                                    -------------     --------------      --------------      --------------

      TOTAL EXPENSES                                    3,391,770         10,506,433           3,380,641          10,316,188
                                                    -------------      -------------      --------------       -------------

      NET LOSS                                      $    (756,569)     $  (2,560,676)      $    (816,944)      $  (2,598,981)
                                                    =============      =============       =============       =============
      NET LOSS ATTRIBUTABLE TO
        American Tax Credit Properties III L.P.     $    (601,022)     $  (2,010,258)      $    (731,406)      $  (2,333,213)
        General partners and other limited
           partners, including ATCP II, which
           includes $91,556, $350,502, $25,081
           and $78,619 of American Tax Credit
           Properties III L.P. loss in excess
           of investment                                 (155,547)           (550,418)           (85,538)           (265,768)
                                                   --------------     ---------------    ---------------     ---------------

                                                    $    (756,569)     $  (2,560,676)      $    (816,944)      $  (2,598,981)
                                                    =============      =============       =============       =============



     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1996, Registrant has not experienced a significant change in financial condition as compared to March 30, 1996. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships. During the nine months ended December 30, 1996, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses. During the nine months ended December 30, 1996, Registrant recorded a net unrealized gain on bonds available-for-sale of approximately $9,000, resulting in a net unrealized loss of approximately $86,000 reflected in Registrant's partners' equity (deficit) as of December 30, 1996. In addition, during the nine months ended December 30, 1996, Registrant recorded accretion of zero coupon bonds of approximately $66,000 which was partially offset by amortization of net premium on investments in bonds of approximately $13,000. In addition, during the nine months ended December 30, 1996, Registrant received $200,000 from the maturity of investments in bonds held for working capital purposes. During the nine months ended December 30, 1996, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1996 of $2,010,258 and cash distributions received from Local Partnerships of $23,509, partially offset by an increase in investment in a Local Partnership of $198,900.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies
("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, the Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Justin Associates (the "Justin Local Partnership") require the Local General Partners of the Justin Local Partnership to advance funds to cover operating deficits up to $266,000 through March, 1997 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Justin Local Partnership incurred an operating deficit of approximately $18,000 for the nine months ended September
30, 1996, which includes property management fees of approximately $13,000. Accordingly, the net operating deficit was approximately $5,000. As of September 30, 1996, the Local General Partners of the Justin Local Partnership have advanced approximately $38,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 6.44% is allocated from the Justin Local Partnership.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners of the Christian Street Local Partnership to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $16,000 for the nine months ended September 30, 1996, which includes property management fees of approximately $3,000. Accordingly, the net operating deficit was approximately $13,000. As of September 30, 1996, the Local General Partners of the Christian Street Local Partnership have advanced approximately $40,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 2.08% is allocated from the Christian Street Local Partnership.

The terms of the partnership agreement of Ellinwood Heights Apartments, L.P. (the "Ellinwood Heights Local Partnership") require the Local General Partners of the Ellinwood Heights Local Partnership to advance funds to cover operating deficits up to $70,000 through 1996 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Ellinwood Heights Local Partnership incurred an operating deficit of approximately $16,000 for the nine months ended September 30, 1996, which includes property management fees of approximately $12,000. Accordingly, the net operating deficit was approximately $4,000. Of Registrant's total annual Low-income Tax Credits, approximately .6% is allocated from the Ellinwood Heights Local Partnership.

The Local General Partners of Sydney Engel Associates (the "Sydney Engel Local Partnership"), (of which one is an affiliate of the general partner of Registrant and owns a one-fourth minority general partner interest), report that the Sydney Engel Local Partnership is anticipating closing on its permanent mortgages with the City of New York. Upon closing, Registrant will pay the Sydney Engel Local Partnership its outstanding capital contribution of approximately $1,216,900, which includes an additional capital contribution of approximately $198,900 (included in investment in Local Partnerships and capital contributions payable in Registrant's balance sheet as of December 30, 1996), which reflects the interest earned by Registrant on the original outstanding capital contribution pending closing of the mortgages. Registrant has continued to receive the full Low-income Tax Credits from the Sydney Engel Local Partnership as generally anticipated. The Local General Partners of the Sydney Engel Local Partnership have utilized the additional time to negotiate more favorable terms on the anticipated permanent mortgages than those included in the original commitment.

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

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Three Months Ended December 30, 1996

For the three months ended December 30, 1996, Registrant had a net loss of approximately $653,000, which included an equity in loss of investment in Local Partnerships of approximately $601,000 for the three months ended September 30, 1996. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $92,000. Registrant's loss from operations for the three months ended December 30, 1996 of approximately $52,000 was attributable to interest revenue of approximately $80,000, exceeded by operating expenses of approximately $132,000. Interest revenue for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses and Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $757,000 for the three months ended September 30, 1996 was attributable to rental and other revenue of approximately $2,635,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,331,000 and approximately $1,061,000 of depreciation and amortization expenses.

Three Months Ended December 30, 1995

For the three months ended December 30, 1995, Registrant had a net loss of approximately $784,000, which included an equity in loss of investment in Local Partnerships of approximately $731,000 for the three months ended September 30, 1995. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $25,000. Registrant's loss from operations for the three months ended December 30, 1995 of approximately $53,000 was attributable to interest revenue of approximately $79,000, exceeded by operating expenses of approximately $132,000.

The Local Partnerships' net loss of approximately $817,000 for the three months ended September 30, 1995 was attributable to rental and other revenue of approximately $2,564,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,281,000 and approximately $1,100,000 of depreciation and amortization expenses.

Nine Months Ended December 30, 1996

For the nine months ended December 30, 1996, Registrant had a net loss of approximately $2,161,000, which included an equity in loss of investment in Local Partnerships of approximately $2,010,000 for the nine months ended
September 30, 1996. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $350,000. Registrant's loss from operations for the nine months ended December 30, 1996 of approximately $151,000 was attributable to interest revenue of approximately $237,000, exceeded by operating expenses of approximately $388,000. Interest revenue for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses and Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $2,561,000 for the nine months ended September 30, 1996 was attributable to rental and other revenue of approximately $7,946,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $7,312,000 and approximately $3,195,000 of depreciation and amortization expenses.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Nine Months Ended December 30, 1995

For the nine months ended December 30, 1995, Registrant had a net loss of approximately $2,478,000, which included an equity in loss of investment in Local Partnerships of approximately $2,333,000 for the nine months ended
September 30, 1995. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $79,000. Registrant's loss from operations for the nine months ended December 30, 1995 of approximately $145,000 was attributable to interest revenue of approximately $252,000, exceeded by operating expenses of approximately $394,000 and amortization of organization costs of approximately $3,000.

The Local Partnerships' net loss of approximately $2,599,000 for the nine months ended September 30, 1995 was attributable to rental and other revenue of approximately $7,717,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $7,050,000 and approximately $3,266,000 of depreciation and amortization expenses.

Three and Nine Month Periods Ended December 30, 1996 v.
Three and Nine Month Periods Ended December 30, 1995

Registrant's operations for the three months ended December 30, 1996 resulted in a net loss of approximately $653,000 as compared to a net loss of approximately $784,000 for the same period in 1995. The decrease in net loss is attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $130,000 which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships in accordance with the equity method of accounting of approximately $66,000.

Registrant's operations for the nine months ended December 30, 1996 resulted in a net loss of approximately $2,161,000 as compared to a net loss of approximately $2,478,000 for the same period in 1995. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $323,000 which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships in accordance with the equity method of accounting of approximately $272,000.

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


Dated:   February 13, 1997               /s/ Richard Paul Richman
         -----------------               ------------------------
                                          Richard Paul Richman
                                          President, Chief Executive
                                          Officer and Director of the
                                          general partner of the
                                          General Partner


Dated:   February 13, 1997               /s/ Neal Ludeke
                                          Neal Ludeke
                                          Vice President and
                                          Treasurer of the general partner
                                          of the General Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)