Form 10-K
period 1997-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1997-06-30
CIK 856135

UNITED STATES
                                SECURITIES AND EXCHANGE COMMISSION
                                      Washington, D.C. 20549

                                            FORM 10-K
                      (Mark One)
                  [X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1997

                                                OR

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                              0-19217
                                     (Commission File Number)

                             American Tax Credit Properties III L.P.
           (Exact name of registrant as specified in its governing instruments)

                        Delaware                              13-3545006
(State orother jurisdiction of organization)(I.R.S. Employer Identification No.) Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                           06830
------------------------------------------------------ -----------------------
(Address of principal executive offices)                        (Zip Code)
Registrant's telephone number, including area code:          (203) 869-0900
Securities registered pursuant to Section 12(b) of the Act:
          None                                                         None
(Title of each Class)               (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
                                   Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                              (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Registrant has no voting stock.

Documents incorporated by reference:

Part I - pages 20 through 31 and 44 through 66 of the prospectus dated February 7, 1990, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3, Supplement No. 4, Supplement No. 5 and Supplement No. 6 dated June 6, 1990, November 21, 1990, December 20, 1990, October 30, 1991, December 26, 1991 and January 15, 1992, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933.

                                              PART I

Item 1. Business

Formation

American Tax Credit Properties III L.P. ("Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties III L.P. (the "General Partner"), a Delaware limited partnership, was formed on September 21, 1989 to act as the sole general partner of Registrant. The general partner of the General Partner is Richman Housing Credits Inc. ("Richman Housing"), a Delaware corporation which is wholly-owned by Richard Paul Richman. Richman Housing is an affiliate of both The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988 and Wilder Richman Corporation ("WRC"), a New York corporation co-founded by Richard Paul Richman in 1979.

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on February 1, 1990 pursuant to the Securities Act of 1933 under Registration Statement
File No. 33-31390, which was declared effective on February 2, 1990.Reference is made to the prospectus dated February 7, 1990, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3, Supplement No. 4, Supplement No. 5 and Supplement No. 6 dated June 6, 1990, November 21, 1990, December 20, 1990, October 30, 1991, December 26, 1991 and January 15, 1992, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"),the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 44 through 66 of the Prospectus is incorporated herein by reference.

On March 12, 1990, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 150,000 units of limited partnership interest ("Unit") at $1,000 per Unit. On June 13, 1990,
December 27, 1990, December 31, 1991 and January 23, 1992 the closings for 19,730, 9,622, 5,227 and 1,304 Units, respectively, took place, amounting to aggregate limited partners' capital contributions of $35,883,000.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 31 of the Prospectus is incorporated herein by reference.

Employees

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993 and Uruguay Round Agreements Act (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. Each of Registrant's Local Partnerships has been allocated by the relevant state tax credit agency an amount of Low-income Tax Credits for ten years from the date the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1996, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in certain Local Partnerships as follows:
                                          Registrant                    ATCP II

              Batesville Family, L.P.                  61.75%           37.25%
              Bruce Housing Associates, L.P.           61.75            37.25
              Carrington Limited Dividend Housing
                Association Limited Partnership        65.95            33.05
              Ivy Family, L.P.                         61.75            37.25
              Lawrence Road Properties, Ltd.           61.75            37.25
              Mirador del Toa Limited Partnership      59.06            39.94
              Purvis Heights Properties, L.P.          61.75            37.25
              Queen Lane Investors                     48.50            50.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 7). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget


Item 2. Properties (continued)

negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's
Section 8 contract, which covers certain rental units, is scheduled to expire in 1997.

                                                Capital contribution           Mortgage &
                                                            obligation        construction
Name of Local Partnership         Number     Total as of     Paid through   loans payable as   Subsidy
                                                                                   of
Name of apartment complex        of           March 30,       March 30,       December 31,       (see
                                  rental
Apartment complex location        units        1997              1997             1996        footnotes)
--------------------------       ---------  ------------    ---------------------------------- ----------

April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico            48     $   485,581      $   485,581        $ 2,008,084     (1b&d)
Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                   24         235,732         235,732           1,044,903     (1b&d)
Auburn Family, L.P.
Louisville Apartments
Louisville, Mississippi             16          95,412          95,412             474,003     (1b&d)
Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi             48         239,7162        239,7162          1,446,124       (1b)
Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi            24         208,820         208,820             680,053     (1b&d)
Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                66         668,172         668,172           2,670,432     (1b&d)
Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                  40         183,1552        183,1552          1,115,155     (1b&d)
Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan         100       2,174,7202      2,174,7202          3,487,158       (1c)
Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey             59       4,204,576       4,204,576           5,284,761       (1a)
Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina        33         278,405         278,405           1,271,652     (1b&d)


Item 2. Properties (continued)

                                                Capital contribution           Mortgage &
                                                            obligation        construction
Name of Local Partnership         Number     Total as of     Paid through   loans payable as   Subsidy
                                                                                   of
Name of apartment complex        of           March 30,       March 30,       December 31,       (see
                                  rental
Apartment complex location        units        1997              1997             1996        footnotes)
--------------------------      ---------  ------------    ---------------------------------- ----------

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania          18     $   581,645      $   581,645        $   633,184     (1a&b)
Country View Apartments
Country View Apartments
Pembroke, Maine                     16         279,183         279,183             943,663     (1b&d)
Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico            41        422,929         422,929           1,892,733      (1b&d)
Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                 72        631,404         631,404           3,217,134      (1b&d)
Ellinwood Heights Apartments,
L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                    24        156,261         156,261             692,502      (1b&d)
Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                   35      1,948,081       1,948,081           3,869,930      (1a&b)
Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina             34        322,074         322,074           1,434,682      (1b&d)
Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                   24        130,158         130,158             619,235      (1b&d)
Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                    30        284,218         199,785           1,279,669      (1b&d)
Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi              32        135,5282        135,5282            805,507      (1b&d)
Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania           40      1,809,723       1,809,723           2,511,407      (1b&e)
LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                     32        253,580         253,580           1,020,357      (1b&d)


Item 2. Properties (continued)

                                                Capital contribution           Mortgage &
                                                            obligation        construction
Name of Local Partnership         Number     Total as of     Paid through   loans payable as   Subsidy
                                                                                   of
Name of apartment complex        of           March 30,       March 30,       December 31,       (see
                                  rental
Apartment complex location         units        1997              1997             1996        footnotes)
--------------------------       ---------  ------------    ---------------------------------- ----------

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                  24    $   123,7992     $   123,7992       $   763,628      (1b&d)
Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                  40        314,865         314,865           1,446,530      (1b&d)
Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                         30         448,922         448,922           1,487,788      (1b&d)
Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico               48         284,8472        284,8472          1,896,098      (1b&d)
Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                28         213,402         213,402             934,175      (1b&d)
NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan         168       2,372,292       2,372,292           4,375,085      (1a&b)
Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts         28         302,575         302,575           1,478,728     (1b,d&f)
North Calhoun City, L.P.
Calhoun City Apartments
Calhoun City, Mississippi           18         146,565         146,565             498,050      (1b&d)
Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                   32         456,090         456,090             549,795        (1a)
Puerta del Mar Limited
Partnership
Puerta del Mar Apartments           66         630,570         630,570           2,542,593      (1b&d)
Hatillo, Puerto Rico
Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                 40         191,5122        191,5122          1,156,152        (1b)
Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania          29         597,0502        597,0502          1,587,345      (1b&e)
Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania          24         208,465         208,465             903,396      (1b&d)


Item 2. Properties (continued)

                                                Capital contribution           Mortgage &
                                                            obligation        construction
Name of Local Partnership         Number     Total as of     Paid through   loans payable as   Subsidy
                                                                                   of
Name of apartment complex        of           March 30,       March 30,       December 31,       (see
                                  rental
Apartment complex location         units         1997              1997            1996        footnotes)
--------------------------       ---------  -------------   ---------------------------------------------

Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                    87     $     751,560    $     751,560   $      3,329,461    (1b&d)
Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina            52      1,088,667       1,088,667           1,827,382        (1b)
Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates)
The Castle
New York, New York                  224      3,201,874       1,977,099          17,939,501        (1b)
Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania         36        371,589         371,589           1,456,431        (1b)
Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi            24        191,695         191,695             851,857      (1b&d)
Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania             36        360,859         360,859           1,493,131        (1b)
West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi            28        230,212         230,212             789,306      (1b&d)
Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania           42        1,047,993        1,047,993       1,642,683       (1a&b)
                                           -------------    -------------   -------------
                                           $ 29,264,476     $ 27,955,268     $ 87,351,443
                                           ============     ============     ============

    (1) Description of Subsidies:

        (a)Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

        (b) The Local Partnership's debt structure includes a principal or interest payment subsidy.

        (c)The  Michigan  State  Housing   Development   Authority  allows
           tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

        (d)The Rural Housing Service (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

        (e)The  City  of  Philadelphia   Housing   Authority   allows  qualified
           low-income tenants to receive rental certificates.

        (f)The Commonwealth of Massachusetts participates in a rental assistance program.

    (2) The capital contribution obligation total as of March 30, 1997 and the capital contribution obligation paid through March 30, 1997 reflect Registrant's obligation only.

Item 3. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                             PART II

Item 5. Market for Registrant's Common Equity and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. There are provisions in the Amended and Restated Agreement of Limited Partnership of Registrant which are intended to prevent the development of a public secondary market. Accordingly, accurate information as to the market value of a Unit at any given date is not available. Since November 1992, Merrill Lynch has provided its clients who wish to buy or sell partnership units with a limited partnership secondary service available through Merrill Lynch's Limited Partnership Secondary Transaction Department. The number of owners of Units as of May 20, 1997 was 1,857, holding 35,883 Units.

Beginning  with the December  1994  Merrill  Lynch  client  account  statements,
Merrill Lynch implemented new guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. As a result, Merrill Lynch no longer reports general partner estimates of limited partnership net asset value on its client account statements, although Registrant may continue to provide its estimate of limited partnership value to Unit holders. Pursuant to the guidelines, estimated values for limited partnership interests originally sold by Merrill Lynch (such as Registrant's Units) will be provided two times per year to Merrill Lynch by independent valuation services. These estimated values will be based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of limited partnership value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of any cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1997 and 1996.

Low-income Tax Credits, which are subject to various limitations, may be used by investors to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1996 and 1995 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1996 are as follows:

                                                                Low-income
                                                               Tax Credits
                    Tax year ended December 31, 1996             $ 152.73
                    Tax year ended December 31, 1995               153.64

                    Cumulative totals                            $ 837.28

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant expects to generate total Low-income Tax Credits from investments in Local Partnerships of approximately $1,500 per Unit through December 31, 2003.

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                          Years Ended March 30,
                                  1997             1996          1995            1994          1993
                             ------------  ------------------------------ --------------- -----------

Interest revenue            $      317,065  $      335,724 $      326,184  $      331,981  $    364,553
                            ==============  ============== ==============  ==============  ==============

Equity in loss of
  investment in local       $ (2,509,806)   $ (3,249,195)  $ (3,396,272)   $ (3,295,333)   $ (3,177,723)
                            ============    ============   ============    ============    ============
  partnerships

Net loss                    $ (2,718,536)   $ (3,443,977)  $ (3,611,978)   $ (3,522,497)   $ (3,348,281)
                            ============    ============   ============    ============    ============

Net loss per unit of
  limited partnership
  interest                  $       (75.00) $       (95.02)$       (99.65) $       (97.18) $     (92.38)
                            ==============  ============== ==============  ==============  ==============



                                                       As of March 30,
                                   1997         1996           1995           1994           1993
                             -------------- -----------   ------------   -------------- -----------


Total assets                 $15,503,629    $17,832,235     $21,199,982     $23,379,674    $26,618,607
                             ===========    ===========     ===========     ===========    ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant registered 150,000 units of limited partnership interest ("Units") at $1,000 per Unit with the Securities and Exchange Commission (the "Commission") and on February 2, 1990, the Commission declared effective Amendment No. 2 to the Registration Statement on Form S-11. Registrant admitted limited partners between June 13, 1990 and January 23, 1992 in four closings with aggregate limited partners' capital contributions amounting to $35,883,000.

Registrant  acquired  forty-three  limited  partnership  interests  (the  "Local
Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the amount of $29,264,476. The Local Partnerships own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"). The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The investments in Local Partnerships are highly illiquid. As of March 30, 1997, Registrant has paid capital contributions of $27,955,268 to the Local Partnerships and $1,309,208 are outstanding. Restricted cash in the balance sheet as of March 30, 1997 represents such outstanding capital contributions (and is referred to herein as "Temporary Investments"). The outstanding capital contributions are payable upon two Local Partnerships' satisfaction of specified conditions related to operations (see discussion pertaining to Sydney Engel Associates below).

From the closing of Units, Registrant established a working capital reserve. Registrant is not expected to have access to any source of financing. Accordingly, if unforeseen contingencies arise that cause a Local Partnership to require additional capital, in addition to that contributed by Registrant, the source of such capital needs may be obtained from (i) limited working capital reserves of Registrant (which may include distributions received from Local Partnerships), (ii) debt financing at the Local Partnership level (which may not be available) or (iii) additional equity contributions of the general partner of a Local Partnership (the "Local General Partner"). In addition, the Local Partnerships are generally expected to maintain escrow reserves over time in addition to the reserves maintained by Registrant. There can be no assurance that any of these sources would be readily available to provide for possible additional capital requirements or be sufficient to remedy any such unforeseen contingencies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As of March 30, 1997, Registrant's working capital is comprised of cash and cash equivalents of $409,413, investments in corporate bonds of $1,897,688, investments in U.S. Treasury bonds of $847,896 and investments in U.S. government agency bonds of $109,187. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments in bonds to meet its annual obligations. Future sources of Registrant's funds are expected primarily from interest earned on investments of working capital reserves, retired investments in bonds and limited cash distributions from Local Partnerships.

During the year ended March 30, 1997, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses. In addition, Registrant received $200,000 from maturity of investments in bonds. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $196,000 during the year ended March 30, 1997, which decrease includes a net unrealized loss recorded on investments in bonds of approximately $87,000, the amortization of net premium on investments in bonds of approximately $17,000 and the accretion of zero coupon bonds of approximately $88,000. In addition, Registrant transferred approximately $207,000 to restricted cash due to an increase in the capital contribution payable to Sydney Engel Associates (see discussion further below). During the year ended March 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1996 of $2,509,806 and cash distributions received from Local Partnerships of $33,605, partially offset by the increase in investment in Sydney Engel Associates.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in 1997. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1996, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Justin Associates (the "Justin Local Partnership") require the Local General Partners of the Justin Local Partnership to advance funds to cover operating deficits up to $266,000 through March 1997 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Justin Local Partnership incurred an operating deficit of approximately $30,000 for the year ended December 31, 1996, which includes property management fees of approximately $17,000. Accordingly, the net operating deficit was approximately $13,000. As of December 31, 1996, the Local General Partners of the Justin Local Partnership have

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

advanced approximately $42,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 6% is allocated from the Justin Local Partnership.

The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners of the Christian Street Local Partnership to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $22,000 for the year ended December 31, 1996, which includes property management fees of approximately $3,000. Accordingly, the net operating deficit was approximately $19,000. As of December 31, 1996, the Local General Partners of the Christian Street Local Partnership have advanced approximately $47,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Christian Street Local Partnership.

On April 18, 1997 Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) (the "Sydney Engel Local Partnership") closed on its permanent mortgages with the City of New York. Upon closing, Registrant paid the Sydney Engel Local Partnership its outstanding capital contribution of $1,224,775, which includes an additional capital contribution of $206,881, which was paid from reserves, resulting from the delay in closing the mortgages. Registrant has continued to receive the full Low-income Tax Credits from the Sydney Engel Local Partnership as generally anticipated. The Local General Partner and the special limited partner (an affiliate of the General Partner) of the Sydney Engel Local Partnership utilized the additional time to negotiate more favorable terms on the permanent mortgages than those included in the original commitment.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. However, the combined statements of operations of the Local Partnerships reflected in
Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion above under Capital Resources and Liquidity regarding certain Local Partnerships currently operating below economic break even levels.

Year Ended March 30, 1997

For the year ended March 30, 1997, Registrant had a net loss of approximately $2,719,000, which included an equity in loss of investment in Local Partnerships of approximately $2,510,000 for the year ended December 31, 1996. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $534,000. Registrant's loss from operations for the year ended March 30, 1997 of approximately $209,000 was attributable to interest revenue of approximately $317,000, exceeded by operating expenses of approximately $526,000. Interest revenue for future periods is expected to decline as investments in bonds mature and are utilized for Registrant's operating expenses and Temporary Investments are utilized to make payments of capital contributions to Local Partnerships.

The Local Partnerships' net loss of approximately $3,260,000 for the year ended December 31, 1996 was attributable to rental and other revenue of approximately $10,764,000, exceeded by operating and interest expenses of approximately

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

$9,806,000 and approximately $4,218,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1996 includes accrued Non-Mandatory Interest charges of approximately $299,000 and does not include principal amortization on mortgage loans payable of approximately $309,000.

Year Ended March 30, 1996

For the year ended March 30, 1996, Registrant had a net loss of approximately $3,444,000, which included an equity in loss of investment in Local Partnerships of approximately $3,249,000 for the year ended December 31, 1995. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $175,000. Registrant's loss from operations for the year ended March 30, 1996 of approximately $195,000 was attributable to interest revenue of approximately $336,000, exceeded by operating expenses of approximately $528,000 and amortization of organization costs of approximately $3,000.

The Local Partnerships' net loss of approximately $3,678,000 for the year ended December 31, 1995 was attributable to rental and other revenue of approximately $10,623,000, exceeded by operating and interest expenses of approximately $9,909,000 and approximately $4,392,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1995 includes accrued Non-Mandatory Interest charges of approximately $278,000 and does not include principal amortization on mortgage loans payable of approximately $261,000.

Year Ended March 30, 1995

For the year ended March 30, 1995, Registrant had a net loss of approximately $3,612,000, which included an equity in loss of investment in Local Partnerships of approximately $3,396,000 for the year ended December 31, 1994. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the year was approximately $6,000. Registrant's loss from operations for the year ended March 30, 1995 of approximately $216,000 was attributable to interest revenue of approximately $326,000, exceeded by operating expenses of approximately $527,000 and amortization of organization costs of $15,000.

The Local Partnerships' net loss of approximately $3,666,000 for the year ended December 31, 1994 was attributable to rental and other revenue of approximately $10,254,000, exceeded by operating and interest expenses of approximately $9,560,000 and approximately $4,360,000 of depreciation and amortization expenses. The Local Partnerships' net loss for the year ended December 31, 1994 includes accrued Non-Mandatory Interest charges of approximately $276,000 and does not include principal amortization on mortgage loans payable of approximately $241,000.

Year Ended March 30, 1997 v. 1996

Registrant's operations for the year ended March 30, 1997 resulted in a net loss of approximately $2,719,000 as compared to a net loss of approximately $3,444,000 for the year ended March 30, 1996. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $739,000, which is primarily the result of
(i) an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $359,000 in accordance with the equity method of accounting and (ii) a general decrease in operating expenses of the Local Partnerships.

Year Ended March 30, 1996 v. 1995

Registrant's operations for the year ended March 30, 1996 resulted in a net loss of approximately $3,444,000 as compared to a net loss of approximately $3,612,000 for the year ended March 30, 1995. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $147,000, which is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $169,000 in accordance with the equity method of accounting.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Statements Not Yet Adopted

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 provides accounting and reporting standards for the amount of earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. SFAS No. 128 and SFAS No. 129 are effective for fiscal years ending after December 15, 1997 and earlier application is not permitted.

The  implementation  of SFAS  No.  128  and  SFAS  No.  129 is not  expected  to materially impact Registrant's financial statements because Registrant's earnings per share would not be significantly affected and the disclosures regarding the capital structure in the financial statements would not be significantly changed.

                             AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 8. Financial Statements and Supplementary Data


                                          Table of Contents Page

Independent Auditors' Report.

Balance Sheets as of March 30, 1997 and 1996.

Statements of Operations for the years ended March 30, 1997, 1996 and 1995.

Statements of Changes in Partners' Equity (Deficit) for the years ended
     March 30, 1997, 1996 and 1995.

Statements of Cash Flows for the years ended March 30, 1997, 1996 and 1995.

Notes to Financial Statements as of March 30, 1997, 1996 and 1995.



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                                   INDEPENDENT AUDITORS' REPORT


To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 1997 and 1996, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1997. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1997, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 8, 1997

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                                          BALANCE SHEETS
                                     MARCH 30, 1997 AND 1996




                                                            Notes             1997            1996
                                                            -----       --------------------------
ASSETS
Cash and cash equivalents                                    3,9        $   409,413  $     389,931
Restricted cash                                             3,5,9         1,309,208      1,102,327
Investments in bonds available-for-sale                      4,9          2,854,771      3,070,375
Investment in local partnerships                             5,8         10,905,064     13,241,594
Interest receivable                                           9              25,173         28,008
                                                                        --------------- ---------------

                                                                       $ 15,503,629    $ 17,832,235
                                                                        ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued expenses                      8,9        $   862,114  $     717,878
  Payable to general partner                                6,8,9           800,043        669,472
  Capital contributions payable                              5,9          1,309,208      1,102,327
  Other                                                                      21,200         25,950
                                                                        --------------- ---------------

                                                                          2,992,565      2,515,627

Commitments and contingencies                                5,8

Partners' equity (deficit)                                   2,4
  General partner                                                          (188,365)      (161,180)
  Limited partners, $1,000 stated value per unit
    (35,883 units of limited partnership interest                        12,881,544     15,572,895
    outstanding)
  Unrealized loss on investments in bonds                                 (182,115)        (95,107)
                                                                        --------------  ---------------
    available-for-sale, net

                                                                          12,511,064     15,316,608

                                                                        $ 15,503,629   $ 17,832,235
                                                                        ============    ============







                                See Notes to Financial Statements.


                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                                     STATEMENTS OF OPERATIONS
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995




                                              Notes        1997              1996             1995
                                              -----   ----------------  ---------------- ---------
REVENUE

Interest                                              $      317,065    $      335,724   $      326,184
                                                      --------------    --------------   --------------

TOTAL REVENUE                                                 317,065           335,724          326,184
                                                      ---------------   ---------------  ---------------

EXPENSES

Administration fees                             8           230,571          230,571          230,571
Management fees                                6,8          230,571          230,571          230,571
Professional fees                                            45,849           50,757           52,841
Printing, postage and other                                  18,804           15,482           12,907
Amortization                                                                   3,125           15,000
                                                      ---------------------------------- ---------------

TOTAL EXPENSES                                              525,795          530,506          541,890
                                                      --------------    --------------   --------------

Loss from operations                                       (208,730)        (194,782)        (215,706)

Equity in loss of investment in local
partnerships                                    5        (2,509,806)       (3,249,195)      (3,396,272)
                                                      -------------     -------------    -------------


NET LOSS                                               $ (2,718,536)    $ (3,443,977)    $ (3,611,978)
                                                       ============     ============     ============

NET LOSS ATTRIBUTABLE TO                        2
  General partner                                     $     (27,185)   $      (34,440)  $      (36,120)
  Limited partners                                       (2,691,351)       (3,409,537)      (3,575,858)
                                                      -------------     -------------    -------------

                                                       $ (2,718,536)    $ (3,443,977)    $ (3,611,978)
                                                       ============     ============     ============

NET LOSS per unit of limited partnership
  interest (35,883 units of limited
  partnership interest)                               $     (75.00)  $        (95.02)    $     (99.65)
                                                      ===============   ===============  ===============





                                See Notes to Financial Statements.


                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                       STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                                                         Unrealized
                                                                       Gain (Loss) on
                                                                       Investments in
                                         General        Limited       Bonds Available-
                                         Partner        Partners        For-Sale, Net         Total

Partners' equity (deficit),
  March 30, 1994                      $  (90,620)   $ 22,558,290    $                   $ 22,467,670

Net loss                                 (36,120)     (3,575,858)                          (3,611,978)

Unrealized loss on investments in
  bonds available-for-sale, net                                           (202,799)          (202,799)
                                       ---------------------------------------------     --------------

Partners' equity (deficit),
  March 30, 1995                        (126,740)     18,982,432           (202,799)       18,652,893


Net loss                                 (34,440)     (3,409,537)                          (3,443,977)

Change in unrealized loss on
  investments in bonds
  available-for-sale, net                                                   107,692            107,692
                                       ---------------------------------------------     --------------


Partners' equity (deficit),
  March 30, 1996                        (161,180)     15,572,895            (95,107)       15,316,608


Net loss                                 (27,185)     (2,691,351)                          (2,718,536)

Change in unrealized loss on
  investments in bonds                                                      (87,008)          (87,008)
                                       ----------------------------------------------    ---------------
  available-for-sale, net

Partners' equity (deficit),
  March 30, 1997                      $ (188,365)   $ 12,881,544    $     (182,115)     $ 12,511,064
                                       ==========    ============    ==============      ============











                                See Notes to Financial Statements.


                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                                     STATEMENTS OF CASH FLOWS
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                                                 1997            1996            1995
                                                             -------------   -------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                            $   248,496     $   256,741     $   268,584
Cash used for local partnerships for deferred expenses            (4,750)         (4,750)         (4,750)
Cash paid for
    administration fees                                         (100,000)       (100,000)       (100,000)
    management fees                                             (100,000)       (100,000)       (125,000)
    professional fees                                            (40,999)        (41,357)        (49,091)
    printing, postage and other expenses                           (9,989)       (12,736)        (15,291)
                                                            -------------   ------------    -------------

Net cash used in operating activities                              (7,242)         (2,102)        (25,548)
                                                            -------------   -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturity/redemption of bonds                                     200,000                         125,000
Cash distributions from local partnerships                        33,605          29,682          55,570
Transfer from (to) restricted cash                              (206,881)        300,000         515,250
Investment in local partnerships                                                (300,000)       (488,197)
Investments in bonds                                                            (301,554)
                                                            ----------------------------      ------------

Net cash provided by (used in) investing activities               26,724        (271,872)        207,623
                                                            ------------     -----------    ------------

Net increase (decrease) in cash and cash equivalents              19,482        (273,974)        182,075

Cash and cash equivalents at beginning of year                   389,931         663,905         481,830
                                                             -----------     -----------    ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                     $   409,413     $   389,931    $    663,905
                                                             ===========     ===========    ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
    available-for-sale, net                                  $   (87,008)     $  107,692     $  (202,799)
                                                             ===========      ==========     ===========


Increase in capital contributions payable                     $  206,881                     $ 1,402,327
                                                              ==========                     ===========


See reconciliation of net loss to net cash used in operating  activities on page
21.



                                See Notes to Financial Statements.


                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                              STATEMENTS OF CASH FLOWS - (Continued)
                            YEARS ENDED MARCH 30, 1997, 1996 AND 1995



                                                                 1997            1996            1995
                                                           ------------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
    ACTIVITIES
Net loss                                                   $ (2,718,536)   $ (3,443,977)   $ (3,611,978)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships       2,509,806       3,249,195       3,396,272
    Amortization of organization costs                                           3,125          15,000
    Amortization of net premium on investments in bonds         16,852          18,640          22,646
    Accretion of zero coupon bonds                             (88,256)        (86,046)        (88,254)
    Decrease (increase) in interest receivable                   2,835         (11,577)          8,008
    Increase in accounts payable and accrued expenses          144,236         142,717         131,937
    Increase in payable to general partner                     130,571         130,571         105,571
    Decrease in other liabilities                               (4,750)         (4,750)         (4,750)
                                                           --------------- --------------- ---------------

NET CASH USED IN OPERATING ACTIVITIES                      $        (7,242)$        (2,102)$      (25,548)
                                                           =============== =============== ==============
















                                See Notes to Financial Statements.

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                                  NOTES TO FINANCIAL STATEMENTS
                                  MARCH 30, 1997, 1996 AND 1995


1.    Organization, Purpose and Summary of Significant Accounting Policies

      American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Tax Reform Act of 1986 (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the sole general partner of the Partnership.

      Basis of Accounting and Fiscal Year

      The Partnership's records are maintained on the accrual basis of accounting for both financial reporting and tax purposes. For financial reporting purposes, the Partnership's fiscal year ends March 30 and its quarterly periods end June 29, September 29 and December 30. The Local Partnerships have a calendar year for financial reporting purposes. The Partnership and the Local Partnerships each have a calendar year for income tax purposes.

      The Partnership accounts for its investment in Local Partnerships in accordance with the equity method of accounting (see Note 5), under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Partnership's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Any equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership. Distributions received subsequent to the elimination of an investment balance for any such Local Partnership are recorded as other income from Local Partnerships.

      Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

      Adoption of Accounting Standard

      On March 31, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The adoption of SFAS No. 121 has not materially affected the Partnership's reported earnings, financial condition or cash flows.

      Cash and Cash Equivalents

      For purposes of the statements of cash flows, the Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


1.   Organization, Purpose and Summary of Significant
     Accounting Policies (continued)

    Restricted Cash

    Restricted cash is set aside to make the Partnership's required capital contributions to Local Partnerships (see Notes 3 and 5).

    Investments in Bonds Available-For-Sale

    Investments in bonds classified as available-for-sale represent investments in bonds that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of partners' equity (deficit).

    Premium/Discount on Investments

    Premiums and discounts on investments in bonds available-for-sale are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Unamortized premiums and unaccreted discounts of investments redeemed prior to maturity are offset against, or included in, interest revenue.

    Gain (Loss) on Redemption or Sale of Investments

    Realized gain (loss) on redemption or sale of investments in bonds available-for-sale are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

    Organization Costs

    Organization costs were amortized on a straight-line basis over five (5) years; such costs became fully amortized during the year ended March 30, 1996.

    Income Taxes

    No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 certain disclosures related to differences in the book and tax bases of accounting.

    Reclassifications

    Certain reclassifications of amounts have been made to conform to the current year presentation.

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


2.    Capital Contributions

      On March 12, 1990, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On June 13, 1990, December 27, 1990, December 31, 1991
      and January 23, 1992, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in four closings. At these closings, subscriptions for a total of 35,883 Units representing $35,883,000 in limited partners' capital contributions were accepted. In connection with the offering of Units, the Partnership incurred registration costs of $4,418,530, of which $75,000 was capitalized as organization costs and $4,343,530 was charged to the limited partners' equity. The Partnership received a capital contribution of $100 from the General Partner.

      Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.

3.    Cash and Cash Equivalents and Restricted Cash

      As of March 30, 1997, the Partnership has $1,718,621 in cash and cash equivalents and restricted cash which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

4.    Investments in Bonds Available-For-Sale

      The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving unforeseen contingencies which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

      As of March 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                            Gross          Gross       Estimated
                                           Amortized     unrealized     unrealized        fair
       Description and maturity                cost         gains          losses         value
       ------------------------          ----------------------------- -------------- ---------
       Corporate debt securities
         Within one year                 $     76,647  $         --   $      (873)   $    75,774
         After one year through five
           years                              486,202             77        (4,059)      82,220
         After five years through ten
           years                              401,902           --         (18,362)      383,540
         After ten years                    1,009,978           --         (53,824)      956,154
                                         ------------   ----------------------------  ------------

                                            1,974,729                77      (77,118)    1,897,688
                                         ------------   ----------------------------  ------------
       U.S. Treasury debt securities
         After ten years                       936,323            --       (88,427)       847,896
                                         -------------  ----------------------------  -------------

       U.S. government and agency
       securities
         After ten years                       125,834            --       (16,647)       109,187
                                         -------------  ----------------------------  -------------

                                         $ 3,036,886    $           77 $   (182,192)  $ 2,854,771
                                         ===========    ============== ============   ===========

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995



4.    Investments in Bonds Available-For-Sale (continued)

      As of March 30, 1996, certain information on investments in bonds available-for-sale is as follows:

                                                            Gross          Gross       Estimated
                                           Amortized     unrealized     unrealized       fair
       Description and maturity               cost          gains          losses          value
       Corporate debt securities
         Within one year                 $    201,946   $       --     $      (478)   $   201,468
         After one year through fiveyears     466,485         2,542           (336)       468,691
         After five years through ten years   507,639         --           (16,252)       491,387
         After ten years                    1,010,603         5,126        (45,239)       970,490
                                         ------------     ----------   ------------   -----------


                                            2,186,673            7,668         (62,305)   2,132,036
                                         ------------     -------------    ------------   ----------



       U.S. Treasury debt securities
         After ten years                      852,871            --         (25,990)      826,881
                                         ------------   ---------------------------   -----------

       U.S. government and agency
       securities
         After ten years                      125,938            --         (14,480)       111,458
                                         ------------   ---------------------------   ------------

                                         $ 3,165,482      $    7,668   $  (102,775)   $ 3,070,375
                                         ===========      ============  ===========    ===========



5.    Investment in Local Partnerships

      As of March 30, 1997, the Partnership owns a limited partnership interest in the following Local Partnerships:


          1.  April Gardens Apartments II Limited Partnership;
          2.  Ashland Park Apartments, L.P.;
          3.  Auburn Family, L.P.;
          4.  Batesville Family, L.P.;
          5.  Bay Springs Elderly, L.P.;
          6.  Brisas del Mar Apartments Limited Partnership;
          7.  Bruce Housing Associates, L.P.;
          8.  Carrington Limited Dividend Housing Association Limited
              Partnership;
          9.  Chestnut Park Associates, L.P.;
         10.  Chowan Senior Manor Associates Limited Partnership;
         11.  Christian Street Commons Associates;
         12.  Country View Apartments;
         13.  Desarrollos de Belen Limited Partnership;
         14.  Desarrollos de Emaus Limited Partnership;
         15.  Ellinwood Heights Apartments, L.P.;
         16.  Fulton Street Houses Limited Partnership;
         17.  Hayes Run Limited Partnership;
         18.  Howard L. Miller Sallisaw Apartments II, L.P.;
         19.  Hurlock Meadow Limited Partnership;
         20.  Ivy Family, L.P.;
         21.  Justin Associates;
         22.  LaBelle Commons, Ltd.;
         23.  Lawrence Road Properties, Ltd.;

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)
6.

         24.  Loma Del Norte Limited Partnership;
         25.  Long Reach Associates Limited Partnership;
         26.  Mirador del Toa Limited Partnership;
         27.  Moore Haven Commons, Ltd.;
         28.  NP-89 Limited Dividend Housing Association Limited Partnership;
         29.  Nash Hill Associates, Limited Partnership;
         30.  North Calhoun City, L.P.;
         31.  Orange City Plaza, Limited Partnership;
         32.  Puerta del Mar Limited Partnership;
         33.  Purvis Heights Properties, L.P.;
         34.  Queen Lane Investors;
         35.  Somerset Manor, Ltd.;
         36.  Sugar Cane Villas, Ltd.;
         37.  Summerfield Apartments Limited Partnership;
         38.  Sydney Engel Associates L.P.(formerly  known  as  Sydney  Engel
              Associates);
         39.  Union Valley Associates Limited Partnership;
         40.  Walnut Grove Family, L.P.;
         41.  Waynesboro Apartments Limited Partnership;
         42.  West Calhoun City, L.P.; and
         43.  Westminster Apartments Limited Partnership.


      Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, acquired a 99% Local Partnership Interest in certain Local Partnerships, as follows:


                                                       The
                                                    Partnership        ATCP II
               Batesville Family, L.P.              61.75%            37.25%
               Bruce Housing Associates, L.P.       61.75             37.25
               Carrington Limited Dividend
                   Housing Association Limited
                   Partnership                      65.95             33.05
               Ivy Family, L.P.                     61.75             37.25
               Lawrence Road Properties, Ltd.       61.75             37.25
               Mirador del Toa Limited
                   Partnership                      59.06             39.94
               Purvis Heights Properties, L.P.      61.75             37.25
               Queen Lane Investors                 48.50             50.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations (see Note 8). Under the terms of each of the forty-three Local Partnership's partnership agreements, the Partnership has committed to make capital contribution payments in the aggregate amount of $29,264,476, of which the Partnership has paid $27,955,268 and $1,309,208 are outstanding. Restricted cash in the accompanying balance sheet as of March 30, 1997 represents such outstanding capital contributions. The outstanding capital contributions are payable upon two Local Partnerships' satisfaction of specified conditions related

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995



5.   Investment in Local Partnerships (continued)

    to operations. As of December 31, 1996, the Local Partnerships have outstanding mortgage and construction loans payable totaling approximately $87,351,000 and accrued interest payable on such loans totaling approximately $1,783,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.

    Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see
    Note 1). The amount of such excess losses applied to other partners' capital was $534,104, $175,282 and $6,396 for the years ended December 31, 1996,
    1995 and 1994, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

    The combined balance sheets of the Local Partnerships as of December 31, 1996 and 1995 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are reflected on pages 28 and 29, respectively.

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995



5.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of December 31, 1996 and 1995 are as follows:

                                                                     1996              1995
                                                              -----------------------------
       ASSETS
       Cash and other investments                             $   1,340,942   $     1,392,146
       Rental receivable                                            354,108           310,169
       Capital contributions receivable                           1,309,208         1,102,327
       Escrow deposits and reserves                               3,763,306         3,403,860
       Land                                                       3,964,692         3,964,692
       Buildings and improvements (net of accumulated
         depreciation of $23,212,364 and $19,100,770)            92,443,378        96,409,439
       Intangible assets (net of accumulated amortization
         of $1,039,889 and $948,812)                                748,879           854,837
       Other                                                        772,465           747,972
                                                              ----------------- -----------------

                                                              $ 104,696,978      $ 108,185,442
                                                              =============      =============

       LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

       Liabilities

         Accounts payable and accrued expenses                $     512,801   $        608,574
         Due to related parties                                   5,127,931          5,363,967
         Mortgage and construction loans                         87,351,443         87,656,301
         Notes payable                                               70,804             38,848
         Accrued interest                                         1,782,695          1,524,375
         Other                                                      557,856            584,408
                                                              ----------------- -----------------

                                                                 95,403,530        95,776,473
       Partners' equity (deficit)

         American Tax Credit Properties III L.P.
           Capital contributions, net of distributions
             (includes receivable of $1,309,208 and
             $1,102,327)                                          29,079,605        28,908,501
           Cumulative loss                                       (18,164,445)      (15,654,639)
                                                              --------------    --------------

                                                                   10,915,160        13,253,862

         General partners and other limited partners,
           including ATCP II
           Capital contributions, net of distributions              764,757            791,395
           Cumulative loss                                       (2,386,469)        (1,636,288)
                                                              ---------------   ---------------

                                                                 (1,621,712)          (844,893)
                                                              ---------------   ----------------

                                                                  9,293,448         12,408,969

                                                              $ 104,696,978      $ 108,185,442
                                                              =============      =============

                             AMERICAN TAX CREDIT PROPERTIES III L.P.
                           NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  MARCH 30, 1997, 1996 AND 1995



5.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the years ended December 31, 1996, 1995 and 1994 are as follows:


                                                   1996                 1995                1994
                                              ---------------      ---------------     ---------
       REVENUE
       Rental                                  $ 10,325,782        $ 10,245,866         $  9,928,011
       Interest and other                           437,813              377,903             326,102
                                             --------------       --------------      --------------

       TOTAL REVENUE                             10,763,595          10,623,769           10,254,113
                                               ------------        ------------         ------------

       EXPENSES

       Administrative                             2,121,842           2,158,197            2,069,886
       Utilities                                  1,018,174             966,013            1,020,047
       Operating, maintenance and other           1,987,209           2,150,242            1,824,693
       Taxes and insurance                        1,249,956           1,149,897            1,136,319
       Interest (including amortization of
         $105,969, $192,541 and  $201,351)        3,534,807           3,677,468            3,711,332
       Depreciation                               4,111,594           4,199,670            4,158,262
                                             --------------       --------------      --------------

       TOTAL EXPENSES                            14,023,582          14,301,487           13,920,539
                                              -------------       -------------        -------------

       NET LOSS                               $  (3,259,987)      $  (3,677,718)        $ (3,666,426)
                                              =============       =============         ============

       NET LOSS ATTRIBUTABLE TO
          American Tax Credit Properties      $  (2,509,806)      $  (3,249,195)        $ (3,396,272)
          III L.P.
          General partners and other
           limited  partners,   including
           ATCP  II, which includes specially
           allocated items of net income to
           certain general partners of $2,128,
           $17,411 and $23,771, and $534,104,
           $175,282 and $6,396 of American Tax     (750,181)           (428,523)            (270,154)
                                              -------------       -------------        -------------
           Credit Properties III L.P. loss
           in excess of investment

                                               $ (3,259,987)       $ (3,677,718)        $ (3,666,426)
                                               ============        ============         ============

                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995

5.    Investment in Local Partnerships (continued)

      Investment  and capital  contribution  activity with respect to each Local
      Partnership for the year ended March 30, 1997 is as follows:
                                                                           Cash
                                   Investment                           distribution Investment
                                   in Local    Investment Partnership's   received     in Local     Capital
                                   Partnership during      equity in     during the  Partnership contributions
                                   balance     the year   loss for the      year       balance     payable as
                                     as of       ended     year ended      ended        as of         of
 Name of Local Partnership         March 30,   March       December 31,   March 30,   March 30,    March 30,
                                      1996     30, 1997      1996            1997        1997        1997
 --------------------------------- ----------- ---------- -------------- ----------- ----------- ------------
 April Gardens Apartments II
   Limited Partnership                12,149  $--    $    (12,149)      $  --       $     --    $   --
 Ashland Park Apartments, L.P.        78,159   --         (22,138)         --           56,021      --
 Auburn Family, L.P.                  64,880   --         (14,339)         --           50,541      --
 Batesville Family, L.P.              30,768   --         (30,768) (1)     --           --          --
 Bay Springs Elderly, L.P.           116,684   --         (23,229)         --           93,455      --
 Brisas del Mar Apartments
   Limited Partnership                88,088   --         (88,088) (1)     --           --          --
 Bruce Housing Associates, L.P.       69,671   --         (23,153)         --           46,518      --
 Carrington Limited Dividend
   Housing Association Limited
   Partnership                     1,292,293   --         (166,243)        --        1,126,050      --
 Chestnut Park Associates, L.P.    1,820,198   --         (473,949)        --        1,346,249      --
 Chowan Senior Manor Associates
   Limited Partnership               122,700   --         (58,785)        (1,596)       62,319      --
 Christian Street Commons
   Associates                        452,959   --         (52,726)         --          400,233      --
 Country View Apartments             212,279   --         (26,668)         --          185,611      --
 Desarrollos de Belen Limited
    Partnership                      219,370   --         (58,397)         --          160,973      --
 Desarrollos de Emaus Limited
    Partnership                      326,694   --         (84,054)         --          242,640      --
 Ellinwood Heights Apartments,L.P.    64,847   --         (24,830)         --           40,017      --
 Fulton Street Houses Limited
   Partnership                    1,068,793   --         (218,233)        --          850,560      --
 Hayes Run Limited Partnership         --      --           --     (2)     --           --          --
 Howard L. Miller Sallisaw
     Apartments II, L.P.             56,318   --         (20,055)         --           36,263      --
 Hurlock Meadow Limited  Partnership 44,006   --         (33,759)        (1,500)        8,747      84,433
 Ivy Family, L.P.                     50,887   --         (16,414)         --           34,473      --
 Justin Associates                 1,276,798   --         (145,782)        --        1,131,016      --
 LaBelle Commons, Ltd.               131,459   --         (26,654)         --          104,805      --
 Lawrence Road Properties, Ltd.       11,618   --         (8,291)          --            3,327      --
 Loma Del Norte Limited Partnership  187,621   --         (34,564)        (4,000)      149,057      --
 Long Reach Associates Limited
   Partnership                       257,434   --         (37,287)         --          220,147      --
 Mirador del Toa Limited Partnership  36,843   --         (36,843) (1)     --           --          --
 Moore Haven Commons, Ltd.             --      --           --     (2)     --           --          --
 NP-89 Limited Dividend Housing
   Association Limited Partnership 1,752,636   --         (97,949)       (10,000)    1,644,687      --
 Nash Hill Associates, Limited
   Partnership                       217,456   --         (24,790)         --          192,666      --
 North Calhoun City, L.P.             96,558   --         (14,396)         --           82,162      --
 Orange City Plaza, Limited
    Partnership                      400,715   --         (7,036)         (2,574)      391,105      --
 Puerta del Mar Limited Partnership   75,079   --         (75,079) (1)     --           --          --
  Purvis Heights Properties, L.P.     77,168   --         (5,806)          --           71,362      --
 Queen Lane Investors                327,426   --         (53,661)        (5,648)      268,117      --
 Somerset Manor, Ltd.                 25,927   --         (25,927) (1)     --           --          --
 Sugar Cane Villas, Ltd.              81,185   --         (77,898) (1)    (3,287)       --          --
 Summerfield Apartments Limited
    Partnership                      776,800   --         (55,412)        (5,000)      716,388      --
 Sydney Engel Associates L.P.          --      206,881    (206,881) (1)    --           --       1,224,775
 Union Valley Associates Limited
   Partnership                       145,809   --         (27,239)         --          118,570      --
 Walnut Grove Family, L.P.            65,309   --         (25,741)         --           39,568      --
 Waynesboro Apartments Limited
   Partnership                       114,774   --         (17,797)         --           96,977      --
 West Calhoun City, L.P.             142,592   --         (22,649)         --          119,943      --
 Westminster Apartments Limited
    Partnership                      848,644   -          (34,147)         --          814,4        --
                                   ------------------------------------- ---------------------------------------

                                   $ 13,241,594$  206,881 $ (2,509,806)  $  (33,605)$ 10,905,064$ 1,309,208
                                   ====================== ============   =========== =======================

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


5.    Investment in Local Partnerships (continued)

      Investment  and capital  contribution  activity with respect to each Local
      Partnership for the year ended March 30, 1996 is as follows:



                                       Investment    Partnership's       Cash      Investment
                                         in Local      equity in     distributions  in Local      Capital
                                       Partnership   income (loss)     received   Partnership  contributions
                                       balance as       for the       during the   balance as    payable as
                                           of         year ended      year ended       of            of
                                        March 30,     December 31,    March 30,     March 30,     March 30,
 Name of Local Partnership                1995            1995           1996         1996          1996
 ------------------------------------ ------------- --------------- ------------- ------------- ------------
 April Gardens Apartments II
   Limited Partnership            $      94,893   $ (81,784)  $       (960) $         12,149   $   --
 Ashland Park Apartments, L.P.           90,769     (12,610)            --            78,159       --
 Auburn Family, L.P.                     64,934        (54)             --            64,880       --
 Batesville Family, L.P.                 75,902     (45,134)            --            30,768       --
 Bay Springs Elderly, L.P.              131,619     (14,935)            --           116,684       --
 Brisas del Mar Apartments Limited
   Partnership                          204,786     (115,378)         (1,320)         88,088       --
 Bruce Housing Associates, L.P.          88,553     (18,388)            (494)         69,671       --
 Carrington Limited Dividend
   Housing Association Limited
    Partnership                       1,437,903     (145,610)           --         1,292,293       --
 Chestnut Park Associates, L.P.       2,275,680     (455,482)           --         1,820,198       --
 Chowan Senior Manor Associates
   Limited Partnership                  158,212     (32,320)          (3,192)        122,700       --
 Christian Street Commons Associates    495,654     (42,695)            --           452,959       --
 Country View Apartments                237,968     (25,689)            --           212,279       --
 Desarrollos de Belen Limited
   Partnership                          280,598     (61,228)            --           219,370       --
 Desarrollos de Emaus Limited
   Partnership                          409,544     (82,850)            --           326,694       --
 Ellinwood Heights Apartments, L.P.      91,892     (27,045)            --            64,847       --
 Fulton Street Houses Limited
   Partnership                        1,309,739     (240,946)           --         1,068,793       --
 Hayes Run Limited Partnership              787         (787) (1)       --             --          --
 Howard L. Miller Sallisaw
   Apartments II, L.P.                   80,166     (23,848)            --            56,318       --
 Hurlock Meadow Limited Partnership      82,243     (36,737)          (1,500)         44,006       84,433
 Ivy Family, L.P.                        64,924     (13,642)            (395)         50,887       --
 Justin Associates                    1,406,098     (129,300)           --         1,276,798       --
 LaBelle Commons, Ltd.                  164,057     (30,098)          (2,500)        131,459       --
 Lawrence Road Properties, Ltd.          42,826     (31,208)            --            11,618       --
 Loma Del Norte Limited Partnership     208,564     (20,943)            --           187,621       --
 Long Reach Associates Limited
   Partnership                          309,437     (52,003)            --           257,434       --
 Mirador del Toa Limited Partnership     82,874     (45,459)            (572)         36,843       --
 Moore Haven Commons, Ltd.                --            --    (2)       --             --          --
 NP-89 Limited Dividend Housing
   Association Limited Partnership    1,918,484     (165,848)           --         1,752,636       --
 Nash Hill Associates, Limited
   Partnership                          244,677     (27,221)            --           217,456       --
 North Calhoun City, L.P.               102,770     (6,212)             --            96,558       --
 Orange City Plaza, Limited Partnership 411,967     (8,777)           (2,475)        400,715       --
 Puerta del Mar Limited Partnership     246,717     (170,318)         (1,320)         75,079       --
 Purvis Heights Properties, L.P.         98,771     (21,603)            --            77,168       --
 Queen Lane Investors                   379,427     (49,547)          (2,454)        327,426       --
 Somerset Manor, Ltd.                    56,116     (30,189)            --            25,927       --
 Sugar Cane Villas, Ltd.                192,018     (110,833)           --            81,185       --
 Summerfield Apartments Limited
    Partnership                         839,752     (52,952)         (10,000)        776,800       --
 Sydney Engel Associates L.P.           686,429     (683,929) (1)     (2,500)          --       1,017,894
 Union Valley Associates Limited
   Partnership                          182,431     (36,622)            --           145,809       --
 Walnut Grove Family, L.P.              102,516     (37,207)            --            65,309       --
 Waynesboro Apartments Limited
   Partnership                          156,758     (41,984)            --           114,774       --
 West Calhoun City, L.P.                162,903     (20,311)            --           142,592       --
 Westminster Apartments Limited
   Partnership                           848,113        531            --            848,644            --
                                      ------------------------------------------------------------------------

                                      $ 16,520,471  $ (3,249,195)   $  (29,682)   $ 13,241,594  $ 1,102,327
                                      ============  ============    ==========    ============  ===========

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.


                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995

5.    Investment in Local Partnerships (continued)

      Investment  and capital  contribution  activity with respect to each Local
      Partnership for the year ended March 30, 1995 is as follows:

                                                 Capital                                            Investment
                                   Investment contributions                                Cash      in Local
                                   in Local       paid                    Partnership's distribution Partnership
                                   balance      the year   contributions  loss for the  during the    balance
                                     as of       ended       payable as    year ended   year ended    as of
                                    March 30,   March 30,   of March 30,    December     March 30,  March 30,
Name of Local Partnership            1994         1995         1995         31, 1994       1995       1995
---------------------------------- ---------- ----------- -------------- ------------- ----------- ----------
April Gardens Apartments II
  Limited Partnership              $206,359    $  --    $       --  $    (109,546)$    (1,920)$    94,893
Ashland Park Apartments, L.P.       137,112       --            --       (44,903)       (1,440)      90,769
Auburn Family, L.P.                  78,132       --            --       (13,198)           --       64,934
Batesville Family, L.P.             118,397       --            --       (42,061)         (434)      75,902
Bay Springs Elderly, L.P.           146,391       --            --       (14,292)         (480)     131,619
Brisas del Mar Apartments
   Limited Partnership              310,154       --            --       (102,728)      (2,640)     204,786
Bruce Housing Associates, L.P.      118,275       --            --       (29,322)         (400)      88,553
Carrington Limited Dividend
Housing Association Limited
  Partnership                      1,583,809      --            --       (145,906)          --     1,437,903
Chestnut Park Associates, L.P.     2,433,244      --        300,000      (457,564)          --     2,275,680
Chowan Senior Manor Associates
  Limited Partnership               195,096       --            --       (36,884)           --      158,212
Christian Street Commons
  Associates                       539,898        --            --       (44,244)           --      495,654
Country View Apartments             258,281       --            --       (20,313)           --      237,968
Desarrollos de Belen Limited
  Partnership                       200,854     125,439         --       (45,695)           --      280,598
Desarrollos de Emaus Limited
  Partnership                       139,548     362,758         --       (92,762)           --      409,544
Ellinwood Heights Apartments,L.P.   111,009       --            --       (18,157)         (960)      91,892
Fulton Street Houses Limited
  Partnership                     1,520,074      --            --       (210,335)          --     1,309,739
Hayes Run Limited Partnership        64,221       --            --       (63,434)           --          787
Howard L. Miller Sallisaw
  Apartments II, L.P.               91,805       --            --       (11,159)         (480)      80,166
Hurlock Meadow Limited Partnership  34,695       --         84,433      (35,385)       (1,500)      82,243
Ivy Family, L.P.                     81,247       --            --       (16,003)         (320)      64,924
Justin Associates                  1,534,352      --            --       (128,254)          --     1,406,098
LaBelle Commons, Ltd.               196,646       --            --       (30,089)       (2,500)     164,057
Lawrence Road Properties, Ltd.       65,530       --            --       (22,487)         (217)      42,826
Loma Del Norte Limited
  Partnership                       240,942       --            --       (28,378)       (4,000)     208,564
Long Reach Associates Limited
  Partnership                       334,477       --            --       (25,040)           --      309,437
Mirador del Toa Limited Partnership 134,731       --            --       (50,713)       (1,144)      82,874
Moore Haven Commons, Ltd.            44,720       --            --       (44,720) (1)       --        --
NP-89 Limited Dividend Housing
  Association Limited Partnership  1,964,431      --            --       (35,947)      (10,000)    1,918,484
Nash Hill Associates, Limited
  Partnership                       269,465       --            --       (24,788)           --      244,677
North Calhoun City, L.P.            116,370       --            --       (13,240)         (360)     102,770
Orange City Plaza, Limited
  Partnership                       424,677       --            --       (10,185)       (2,525)     411,967
Puerta del Mar LimitedPartnership   333,689       --            --       (84,332)       (2,640)     246,717
Purvis Heights Properties, L.P.     129,483       --            --       (30,350)         (362)      98,771
Queen Lane Investors                435,742       --            --       (56,315)           --      379,427
Somerset Manor, Ltd.                 90,330       --            --       (34,214)           --       56,116
Sugar Cane Villas, Ltd.             298,348       --            --       (93,622)      (12,708)     192,018
Summerfield Apartments Limited
  Partnership                       897,111       --            --       (52,359)       (5,000)     839,752
Sydney Engel Associates L.P.        473,258       --      1,017,894      (802,223)      (2,500)     686,429
Union Valley Associates Limited
  Partnership                       232,808       --            --       (50,377)           --      182,431
Walnut Grove Family, L.P.           126,360       --            --       (23,364)         (480)     102,516
Waynesboro Apartments Limited
  Partnership                       213,649       --            --       (56,891)           --      156,758
West Calhoun City, L.P.             184,334       --            --       (20,871)         (560)     162,903
Westminster Apartments Limited
  Partnership                       971,735       --            --      (123,622)                    848,113
                                   -------------------------------------------------------------------------------

                                $ 18,081,789  $ 488,197   $ 1,402,327    $ (3,396,272)  $  (55,570) $ 16,520,471
                                  ======================   ===========    ============  =========== ============


(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


5.    Investment in Local Partnerships (continued)

      Property information for each Local Partnership as of December 31, 1996 is as follows:

                                               Mortgage &
                                              construction                Buildings   Accumulated
                                                 loans         Land          and      depreciation
       Name of Local Partnership                payable                  improvements
       -------------------------------------- ------------- ------------ ------------ ------------
       April Gardens Apartments II Limited
         Partnership                          $2,008,084      $39,984   $2,469,537    $(603,482)
       Ashland Park Apartments, L.P.           1,044,903       50,160    1,247,739     (275,608)
       Auburn Family, L.P.                       474,003       20,000      557,595     (114,723)
       Batesville Family, L.P.                 1,446,124       52,000    1,792,091     (430,084)
       Bay Springs Elderly, L.P.                 680,053       38,000      841,698     (168,886)
       Brisas del Mar Apartments Limited
         Partnership                           2,670,432      100,280    3,227,091     (809,838)
       Bruce Housing Associates, L.P.          1,115,155       16,000    1,418,598     (354,315)
       Carrington Limited Dividend Housing
         Association Limited Partnership       3,487,158      200,000    6,359,188    (1,571,765)
       Chestnut Park Associates, L.P.          5,284,761      781,700    8,654,778    (1,806,605)
       Chowan Senior Manor Associates
         Limited Partnership                   1,271,652       86,101    1,495,884     (312,327)
       Christian Street Commons Associates       633,184       54,477    1,159,293     (181,117)
       Country View Apartments                   943,663       35,698    1,213,947     (148,618)
      Desarrollos de Belen Limited Partnership  1,892,733       96,190    2,494,877     (349,038)
       Desarrollos de Emaus LimitedPartnership  3,217,134      214,000    4,030,443     (498,543)
       Ellinwood Heights Apartments, L.P.        692,502       10,000      848,072     (183,547)
       Fulton Street Houses Limited Partnership 3,869,930            2    5,945,597    (1,040,785)
       Hayes Run Limited Partnership           1,434,682       85,060    1,474,537     (235,260)
       Howard L. Miller Sallisaw Apartments
         II, L.P.                                619,235       39,000      719,572     (162,101)
       Hurlock Meadow Limited Partnership      1,279,669       49,525    1,559,298     (321,304)
       Ivy Family, L.P.                          805,507       11,000    1,034,698     (264,504)
       Justin Associates                       2,511,407       27,472    4,342,929     (784,957)
       LaBelle Commons, Ltd.                   1,020,357       98,947    1,184,937     (200,178)
       Lawrence Road Properties, Ltd.            763,628       50,000      928,273     (214,369)
       Loma Del Norte Limited Partnership      1,446,530       84,874    1,757,151     (259,644)
       Long Reach Associates Limited
         Partnership                           1,487,788      118,446    1,868,040     (308,488)
       Mirador del Toa Limited Partnership     1,896,098      105,000    2,327,341     (586,192)
       Moore Haven Commons, Ltd.                 934,175       73,645    1,197,000     (281,595)
       NP-89 Limited Dividend Housing
         Association Limited Partnership       4,375,085      150,000    7,303,939    (1,458,692)
       Nash Hill Associates, Limited
         Partnership                           1,478,728      123,876    1,676,137     (263,530)
       North Calhoun City, L.P.                  498,050       12,000      624,675     (128,202)
       Orange City Plaza, Limited Partnership    549,795       53,904    1,039,150     (172,506)
       Puerta del Mar Limited Partnership      2,542,593      115,000    3,046,045     (775,703)
       Purvis Heights Properties, L.P.         1,156,152       47,000    1,439,927     (329,168)
       Queen Lane Investors                    1,587,345       60,301    2,731,943     (570,265)
       Somerset Manor, Ltd.                      903,396       53,383    1,085,401     (240,659)
       Sugar Cane Villas, Ltd.                 3,329,461       58,500    4,059,461     (930,713)
       Summerfield Apartments Limited
         Partnership                           1,827,382      195,411    2,683,173     (345,735)
       Sydney Engel Associates L.P.           17,939,501      284,305    19,436,525   (4,281,622)
       Union Valley Associates Limited
         Partnership                           1,456,431       97,800    1,745,528     (272,610)
       Walnut Grove Family, L.P.                 851,857       30,000    1,006,847     (204,670)
       Waynesboro Apartments Limited
         Partnership                           1,493,131       76,000    1,785,244     (304,922)
       West Calhoun City, L.P.                   789,306       18,000    1,012,925     (198,963)
       Westminster Apartments Limited
         Partnership                           1,642,683       51,651    2,828,618     (266,531)
                                              --------------------------------------------------------
                                             $ 87,351,443  $ 3,964,692 $115,655,742  $(23,212,364)
                                              ============  ===========  ==========================

                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995

5.    Investment in Local Partnerships (continued)

      Property information for each Local Partnership as of December 31, 1995 is as follows:


                                                Mortgage &
                                               construction               Buildings
                                                  loans                      and      Accumulated
       Name of Local Partnership                 payable       Land      improvements depreciation
       -------------------------------------- ------------- ------------ ------------ -------------
       April Gardens Apartments II Limited
         Partnership                       $  2,011,696  $     39,984 $   2,469,537$    (500,030)
       Ashland Park Apartments, L.P.          1,046,857       50,160     1,247,733      (230,040)
       Auburn Family, L.P.                      475,510       20,000       554,165       (93,769)
       Batesville Family, L.P.                1,448,254       52,000     1,792,091      (363,175)
       Bay Springs Elderly, L.P.                681,207       38,000       841,698      (137,141)
       Brisas del Mar Apartments Limited
         Partnership                          2,675,534      100,280     3,227,091      (673,675)
       Bruce Housing Associates, L.P.         1,117,405       16,000     1,409,439      (300,301)
       Carrington Limited Dividend Housing
         Association Limited Partnership      3,507,348      200,000     6,357,704    (1,340,249)
       Chestnut Park Associates, L.P.         5,326,466      781,700     8,654,778    (1,491,425)
       Chowan Senior Manor Associates
         Limited Partnership                  1,275,291       86,101     1,495,884      (249,386)
       Christian Street Commons Associates      638,632       54,477     1,159,293      (138,813)
       Country View Apartments                  945,462       35,698     1,213,947      (114,719)
       Desarrollos de Belen Limited
         Partnership                          1,894,869       96,190     2,494,877      (263,979)
       Desarrollos de Emaus Limited
         Partnership                          3,225,618      214,000     4,029,937      (362,161)
       Ellinwood Heights Apartments, L.P.       693,749       10,000       842,926      (152,145)
       Fulton Street Houses Limited
         Partnership                           3,869,930            2     5,930,917      (824,592)
       Hayes Run Limited Partnership          1,437,247       85,060     1,469,712      (197,842)
       Howard L. Miller Sallisaw
         Apartments II, L.P.                    620,236       39,000       716,694      (135,647)
       Hurlock Meadow Limited Partnership     1,282,212       49,525     1,559,298      (261,281)
       Ivy Family, L.P.                         808,796       11,000     1,027,124      (224,639)
       Justin Associates                      2,537,085       27,472     4,341,812      (625,475)
       LaBelle Commons, Ltd.                  1,022,423       98,947     1,184,937      (156,911)
       Lawrence Road Properties, Ltd.           764,960       50,000       925,919      (188,714)
       Loma Del Norte Limited Partnership     1,448,996       84,874     1,753,927      (209,162)
       Long Reach Associates Limited
         Partnership                          1,490,305      118,446     1,827,653      (257,337)
       Mirador del Toa Limited Partnership    1,900,249      105,000     2,325,318      (488,000)
       Moore Haven Commons, Ltd.                935,631       73,645     1,197,000      (235,632)
       NP-89 Limited Dividend Housing
         Association Limited Partnership      4,438,053      150,000     7,303,939    (1,193,094)
       Nash Hill Associates, Limited
         Partnership                          1,481,372      123,876     1,676,137      (216,503)
       North Calhoun City, L.P.                 500,448       12,000       623,327      (104,664)
       Orange City Plaza, Limited Partnership   567,879       53,904     1,039,150      (139,491)
       Puerta del Mar Limited Partnership     2,547,500      115,000     3,046,045      (646,193)
       Purvis Heights Properties, L.P.        1,158,111       47,000     1,437,402      (286,677)
       Queen Lane Investors                   1,593,985       60,301     2,731,343      (470,548)
       Somerset Manor, Ltd.                     904,953       53,383     1,073,491      (198,974)
       Sugar Cane Villas, Ltd.                3,334,953       58,500     4,059,461      (777,074)
       Summerfield Apartments Limited
         Partnership                          1,846,496      195,411     2,683,173      (274,204)
       Sydney Engel Associates L.P.          17,939,501      284,305    19,429,689    (3,572,025)
       Union Valley Associates Limited
         Partnership                          1,458,958       97,800     1,745,528      (225,582)
       Walnut Grove Family, L.P.                853,182       30,000     1,004,476      (166,513)
       Waynesboro Apartments Limited
         Partnership                          1,495,860       76,000     1,785,244      (256,318)
       West Calhoun City, L.P.                  794,783       18,000       991,775      (160,867)
       Westminster Apartments Limited
         Partnership                          1,658,299       51,651     2,828,618      (195,803)
                                              --------------------------------------------------------
                                             $ 87,656,301   $ 3,964,692 $ 115,510,209  $(19,100,770)
                                              ============  ===========  ==========================

      The summary of property activity during the year ended December 31, 1996 is as follows:


                                                      Net change during
                                                       the year ended
                                 Balance as of          December            Balance as of
                               December 31, 1995         31, 1996          December 31, 1996
                               -----------------    --------------------- -----------------


       Land                   $        3,964,692    $             -      $       3,964,692
       Buildings and                 115,510,209                145,533        115,655,742
                              ------------------   -------------------- ------------------
       improvements                   119,474,901              145,533        119,620,434
       Accumulated                    (19,100,770)          (4,111,594)       (23,212,364)
                              -------------------  -------------------  -------------------
       depreciation
                              $      100,374,131   $       (3,966,061)  $       96,408,070
                              ==================   ==================   ==================

                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


5.   Investment in Local Partnerships (continued)

    On April 18, 1997 Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) (the "Sydney Engel Local Partnership") closed on its permanent mortgages with the City of New York. Upon closing, Registrant paid the Sydney Engel Local Partnership its outstanding capital contribution of $1,224,775, which includes an additional capital contribution of $206,881, which was paid from reserves, resulting from the delay in closing the mortgages.

6.  Transactions with General Partner and Affiliates

    For the years ended March 30, 1997, 1996 and 1995, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                        Years Ended March 30,

                                           1997                 1996                  1995
                                      --------------       --------------        ---------
                                           Paid/                Paid/                Paid/
                                         incurred             incurred              incurred
      Management fees (see Note 8)      $100,000/            $100,000/             $125,000/
                                         230,571              230,571               230,571


    For the years ended December 31, 1996, 1995 and 1994, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

                                                       Years Ended December 31,

                                           1996                  1995                 1994
                                      --------------        --------------       ---------
                                           Paid/                Paid/                 Paid/
                                         incurred              incurred             incurred

      Property development           $   --     /             $150,000/         $   --     /
      fees
                                         --                    --                   --

      Property management fees             3,599/               35,817/              35,132/
                                          35,785                35,884               33,958

      Insurance                           35,943/               37,140/              24,242/
                                          34,316                34,779               24,242

    The property development fees were capitalized by the Local Partnerships.

                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


7.    Taxable Loss

      A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1997, 1996 and 1995 to the tax return net loss for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                                        1997                1996                 1995
                                                 ------------------  ------------------   -----------
       Financial  statement  net  loss  for the
         years ended March 30,  1997,  1996 and
         1995                                     $ (2,718,536)        $ (3,443,977)       $ (3,611,978)


       Add (less) net transactions occurring between:
          January 1, 1994 and March 30, 1994            --                   --                 (54,554)

          January 1, 1995 and March 30, 1995            --                  (52,556)             52,556

          January 1, 1996 and March 30, 1996           (49,819)              49,819                   --

          January 1, 1997 and March 30, 1997            58,090                  --                   --
                                                 ---------------     -------------------  ---------------

       Adjusted financial statement net loss for
         the years ended December 31, 1996, 1995
         and 1994                                   (2,710,265)          (3,446,714)         (3,613,976)

       Adjustment to management fee
         pursuant to Internal Revenue Code
         Section 267                                   130,571              130,571             130,571

       Differences arising from equity in
         loss of investment in Local
         Partnerships                                 (514,969)            (200,215)            (87,585)


       Other differences                                  (107)             (14,250)                3,683
                                                 ---------------     --------------       ---------------

       Tax return net loss for the years
         ended December 31, 1996, 1995 and 1994   $ (3,094,770)        $ (3,530,608)       $ (3,567,307)
                                                  ============         ============        ============



      The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1996 and 1995 are as follows:

                                                             1996               1995
                                                       ----------------   ----------
       Investment in Local Partnerships - financial
       reporting                                       $  10,915,160       $ 13,253,862
       Investment in Local Partnerships - tax             10,581,161         13,641,713
                                                       -------------      -------------
                                                       $      333,999     $    (387,851)
                                                       ==============     =============

8.    Commitments and Contingencies

      Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 1997. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 1997. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees in the amount of $800,043 and $669,472 are recorded as payable to general partner in the accompanying balance sheets as of March 30, 1997 and 1996, respectively.

      In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for its administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 1997. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 1997. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees in the amount of $800,054 and $669,483 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1997 and 1996, respectively.

      The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in 1997.

9.    Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

      Cash and Cash Equivalents and Restricted Cash

      The carrying amounts approximate fair value.

      Investments in Bonds Available-For-Sale

      Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

      Interest Receivable

      The carrying amount approximates fair value due to the terms of the underlying investments.

                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                NOTES TO FINANCIAL STATEMENTS - (Continued)
                                       MARCH 30, 1997, 1996 AND 1995


9.    Fair Value of Financial Instruments (continued)

      Capital Contributions Payable

      The carrying amount approximates fair value in accordance with the Local Partnerships' partnership agreements.

      Accounts Payable and Accrued Expenses and Payable to General Partner

      The carrying amounts approximate fair value due to the payment terms in connection with the obligations.

      The estimated fair values of the Partnership's financial instruments as of March 30, 1997 and 1996 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                                  PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and directors of Richman Housing are:

                                 Served in present
Name                             capacity since 1                Position held

Richard Paul Richman             September 21, 1989              President and
                                                                 Director
Eric P. Richelson                September 21, 1989              Vice President
Neal Ludeke                      September 21, 1989              Vice President
                                                                 and Treasurer
David A. Salzman                 September 21, 1989              Vice President
Gina S. Scotti                   September 21, 1989              Secretary

---------------------------------------------------
1Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 49, is the sole Director and President of Richman Housing. Mr. Richman is the President and sole stockholder of Richman
Group. Mr. Richman is the Director, President, and principal shareholder of WRC. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P.and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Eric P. Richelson, age 45, is a Vice President of Richman Housing. Mr. Richelson is President of Wilder Richman Management Corporation ("WRMC") with responsibility for all of WRMC's operating activities. In addition, Mr. Richelson is a Vice President of R.G. Housing Advisors Inc.
("RGHA"), an affiliate of Richman Group. Mr. Richelson's responsibilities in connection with RGHA include advisory services provided to a small business investment company.

Neal Ludeke, age 39, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and Treasurer of RGHA. Mr. Ludeke's responsibilities in connection with RGHA include advisory services provided to a small business investment company and various partnership management functions.

David A. Salzman, age 36, is a Vice President of Richman Housing. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 41, is the Secretary of Richman Housing. Ms. Scotti is the Secretary of WRC and a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for all communications with investors .

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 1997, Richman Housing did not pay any remuneration to any of its officers of director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

As of May 20, 1997, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units.

Richman Housing is wholly-owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions

The General Partner and certain of its affiliates are entitled to receive certain compensation, fees, and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates

The tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1996 allocated to the General Partner were $30,948 and $55,414, respectively. The tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1996 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $25,099 and $44,601, respectively.

Indebtedness of Management.

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1997.

                                                  PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a) Financial Statements, Financial Statement Schedules and Exhibits

          (1)  Financial Statements

          See Item 8 - "Financial Statements and Supplementary Data."

          (2)  Financial Statement Schedules

          No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

          (3)   Exhibits

                                                         Incorporated by
                              Exhibit                    Reference to
      10.1     April Gardens Apartments II Limited       Exhibit 10.1 to Form
               Partnership (A Delaware Limited           10-Q Report dated
               Partnership) Amended and Restated         December 30, 1990
               Agreement of Limited Partnership          (File No. 33-31390)

      10.2     Ashland Park Apartments, L.P. Second      Exhibit 10.2 to Form
               Amended and Restated Agreement of         10-K Report dated
               Limited Partnership                       March 30, 1991
                                                         (File No. 33-31390)

      10.3     Auburn Family, L.P. Amended and           Exhibit 10.1 to Form
               Restated Limited Partnership Agreement    10-Q Report dated
               and Certificate of Limited Partnership     December 31, 1991
                                                         (File No. 0-19217)

      10.4     Amended No. 2 to the Batesville Family,   Exhibit 10.2 to Form
               L.P. Amended and Restated Agreement of    10-Q Report
               Limited Partnership                       dated December 30, 1990
                                                         (File No. 33-31390)

      10.5     Batesville Family, L.P. Amendment No. 3   Exhibit 10.2 to Form
               to the Amended and Restated Agreement     10-Q Report
               of Limited Partnership                    dated December 31, 1991
                                                         (File No. 0-19217)

      10.6     Bay Springs Elderly, L.P. (A              Exhibit 10.1 to Form
               Mississippi Limited Partnership)          10-Q Report
               Amended and Restated Limited              dated September 29,1991
               Partnership Agreement and Certificate     (File No. 0-19217)
               of Limited Partnership


      10.7     Brisas del Mar Apartments Limited         Exhibit 10.3 to Form
                                                         10-Q Report
               Partnership (A Delaware Limited           dated December 30, 1990
               Partnership) Amended and Restated         (File No. 33-31390)
               Agreement of Limited Partnership


      10.8     Amendment No. 1 to the Bruce Housing      Exhibit 10.8 to Form
                                                         10-K Report
               Associates, L.P. Amended and Restated     dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)


                                                         Incorporated by
               Exhibit                                   Reference to
               -------                                   ------------
      10.9     Amendment No. 2 to the Bruce Housing      Exhibit 10.4 to Form
                                                         10-Q Report
               Associates, L.P. Amended and Restated     dated December 30, 1990
               Agreement of Limited Partnership          (File No. 33-31390)
      10.10    Bruce Housing Associates, L.P.            Exhibit 10.3 to Form
                                                         10-Q Report
               Amendment No. 3 to the Amended and        dated December 31, 1991
               Restated Agreement of Limited             (File No. 0-19217)
               Partnership
      10.11    Carrington Limited Dividend Housing       Exhibit 10.1 to Form
                                                         10-Q Report
               Association Limited Partnership Amended   dated September 29,1990
               and Restated Agreement of Limited         (File No. 33-31390)
               Partnership
      10.12    Carrington Limited Dividend Housing       Exhibit 10.2 to Form
                                                         10-Q Report
               Association Limited Partnership Second    dated September 29,1990
               Amended and Restated Agreement of         (File No. 33-31390)
               Limited Partnership
      10.13    Carrington Limited Dividend Housing       Exhibit 10.5 to Form
                                                         10-Q Report
               Association Limited Partnership           dated December 30, 1990
               Amendment No. 1 to the Second Amended     (File No. 33-31390)
               and Restated Agreement of Limited
               Partnership
      10.14    Chestnut Park Associates, L.P. Amended    Exhibit 10.3 to Form
                                                         10-Q Report
               and Restated Agreement of Limited         dated September 29,1990
               Partnership                               (File No. 33-31390)
      10.15    Chowan Senior Manor Associates Limited    Exhibit 10.15 to Form
                                                         10-K Report
               Partnership Amended and Restated          dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)
      10.16    Christian Street Commons Associates       Exhibit 10.16 to Form
                                                         10-K Report
               Amended and Restated Limited              dated March 30, 1992
               Partnership Agreement and Certificate     (File No. 33-31390)
               of Limited Partnership
      10.17    Country View Apartments Second Amended    Exhibit 10.17 to Form
                                                         10-K Report
               and Restated Limited Partnership          dated March 30, 1992
               Agreement and Certificate of Limited      (File No. 33-31390)
               Partnership
      10.18    Desarrollos de Belen Limited              Exhibit 10.18 to Form
                                                         10-K Report
               Partnership Amended and Restated          dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)
      10.19    Desarrollos de Emaus Limited              Exhibit 10.19 to Form
                                                         10-K Report
               Partnership Amended and Restated          dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)
      10.20    Ellinwood Heights Apartments, L.P.        Exhibit 10.1 to Form
                                                         10-Q Report
               Amended and Restated Agreement of         dated June 29, 1991
               Limited Partnership                       (File No. 0-19217)


                                                         Incorporated by
                              Exhibit                    Reference to
      10.21    Fulton Street Houses Limited              Exhibit 10.21 to Form
                                                         10-K Report
               Partnership Amended and Restated          dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)
      10.22    Hayes Run Limited Partnership Amended     Exhibit 10.2 to Form
                                                         10-Q Report
               and Restated Agreement of Limited         dated June 29, 1991
               Partnership                               (File No. 0-19217)
      10.23    Howard L. Miller Sallisaw Apartments      Exhibit 10.10 to Form
                                                         10-K Report
               II, L.P. Third Amended and Restated       dated March 30, 1991
               Agreement and Certificate of Limited      (File No. 33-31390)
               Partnership
      10.24    Hurlock Meadow Limited Partnership        Exhibit 10.24 to Form
                                                         10-K Report
               Amended and Restated Limited              dated March 30, 1992
               Partnership Agreement                     (File No. 33-31390)
      10.25    Amendment No. 1 to the Ivy Family, L.P.   Exhibit 10.6 to Form
                                                         10-Q Report
               Amended and Restated Agreement of         dated December 30, 1990
               Limited Partnership                       (File No. 33-31390)
      10.26    Ivy Family, L.P. Amendment No. 3 to the   Exhibit 10.4 to Form
                                                         10-Q Report
               Amended and Restated Agreement of         dated December 31, 1991
               Limited Partnership                       (File No. 0-19217)
      10.27    Justin Associates Amended and Restated    Exhibit 10.7 to Form
                                                         10-Q Report
               Agreement and Certificate of Limited      dated December 30, 1990
               Partnership                               (File No. 33-31390)
      10.28    LaBelle Commons, Ltd. Amended and         Exhibit 10.13 to Form
                                                         10-K Report
               Restated Agreement of Limited             dated March 30, 1991
               Partnership                               (File No. 33-31390)
      10.29    LaBelle Commons, Ltd. Amendment No. 1     Exhibit 10.29 to Form
                                                         10-K Report
               to Amended and Restated Agreement of      dated March 30, 1992
               Limited Partnership                       (File No. 33-31390)
      10.30    Amendment No. 2 to the Lawrence Road      Exhibit 10.8 to Form
                                                         10-Q Report
               Properties, Ltd. Amended and Restated     dated December 30, 1990
               Agreement of Limited Partnership          (File No. 33-31390)
      10.31    Lawrence Road Properties, Ltd.            Exhibit 10.5 to Form
                                                         10-Q Report
               Amendment No. 3 to the Amended and        dated December 31, 1991
               Restated Agreement of Limited             (File No. 0-19217)
               Partnership
      10.32    Loma Del Norte Limited Partnership        Exhibit 10.2 to Form
                                                         10-Q Report
               Amended and Restated Limited              dated September 29,1991
               Partnership Agreement                     (File No. 0-19217)
      10.33    Long Reach Associates Limited             Exhibit 10.15 to Form
                                                         10-K Report
               Partnership Sixth Amended and Restated    dated March 30, 1991
               Agreement of Limited Partnership          (File No. 33-31390)


                                                         Incorporated by
                              Exhibit                    Reference to
     10.34     Mirador del Toa Limited Partnership       Exhibit 10.16 to Form
                                                         10-K Report
               Amended and Restated Agreement of         dated March 30, 1991
               Limited Partnership                       (File No. 33-31390)
     10.35     Amendment No. 1 to the Mirador del Toa    Exhibit 10.17 to Form
                                                         10-K Report
               Limited Partnership Amended and           dated March 30, 1991
               Restated Agreement of Limited             (File No. 33-31390)
               Partnership
     10.36     Moore Haven Commons, Ltd. Amended and     Exhibit 10.9 to Form
                                                         10-Q Report
               Restated Agreement of Limited             dated December 30, 1990
               Partnership                               (File No. 33-31390)
     10.37     NP-89 Limited Dividend Housing            Exhibit 10.3 to Form
                                                         10-Q Report
               Association Limited Partnership Second    dated June 29, 1991
               Restated and Amended Agreement of         (File No. 0-19217)
               Limited Partnership
     10.38     Nash Hill Associates, Limited             Exhibit 10.37 to Form
                                                         10-K Report
               Partnership Amended and Restated          dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)
     10.39     North Calhoun City, L.P. (A Mississippi   Exhibit 10.3 to Form
                                                         10-Q Report
               Limited Partnership) Amended and          dated September 29,1991
               Restated Limited Partnership Agreement    (File No. 0-19217)
               and Certificate of Limited Partnership
     10.40     Orange City Plaza, Limited Partnership    Exhibit 10.40 to Form
                                                         10-K Report
               Amended and Restated Partnership          dated March 30, 1992
               Agreement                                 (File No. 33-31390)
     10.41     Puerta del Mar Limited Partnership (A     Exhibit 10.10 to Form
                                                         10-Q Report
               Delaware Limited Partnership) Amended     dated December 30, 1990
               and Restated Agreement of Limited         (File No. 33-31390)
               Partnership
     10.42     Amendment No. 2 to the Purvis Heights     Exhibit 10.11 to Form
                                                         10-Q Report
               Properties, L.P. Amended and Restated     dated December 30, 1990
               Agreement of Limited Partnership          (File No. 33-31390)
     10.43     Purvis Heights Properties, L.P.           Exhibit 10.6 to Form
                                                         10-Q Report
               Amendment No. 3 to the Amended and        dated December 31, 1991
               Restated Agreement of Limited             (File No. 0-19217)
               Partnership
     10.44     Queen Lane Investors Amendment No. 1 to   Exhibit 10.12 to Form
                                                         10-Q Report
               Amended and Restated Agreement and        dated December 30, 1990
               Certificate of Limited Partnership        (File No. 33-31390)
     10.45     Somerset Manor, Ltd. Amended and          Exhibit 10.13 to Form
                                                         10-Q Report
               Restated Agreement and Certificate of     dated December 30, 1990
               Limited Partnership                       (File No. 33-31390)
     10.46     Sugar Cane Villas, Ltd. Amended and       Exhibit 10.23 to Form
                                                         10-K Report
               Restated Agreement of Limited             dated March 30, 1991
               Partnership                               (File No. 33-31390)


                                                         Incorporated by
                              Exhibit                    Reference to
      10.47    Summerfield Apartments Limited            Exhibit 10.47 to Form
                                                         10-K Report
               Partnership Amended and Restated          dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)
      10.48    Sydney Engel Associates Second Amended    Exhibit 10.4 to Form
                                                         10-Q Report
               and Restated Agreement of Limited         dated September 29,1990
               Partnership                               (File No. 33-31390)
      10.49    First Amendment to Second Amended and
               Restated Agreement of Limited
               Partnership of Sydney Engel Associates
      10.50    Second Amendment to Second Amended and
               Restated Agreement of Limited
               Partnership of Sydney Engel Associates
               L.P.
      10.51    Third Amendment to Second Amended and
               Restated Agreement of Limited
               Partnership of Sydney Engel Associates
               L.P.
      10.52    Fourth Amendment to Second Amended and
               Restated Agreement of Limited
               Partnership of Sydney Engel Associates
               L.P.
      10.53    Union Valley Associates Limited           Exhibit 10.14 to Form
                                                         10-Q Report
               Partnership Amended and Restated          dated December 30, 1990
               Agreement and Certificate of Limited      (File No. 33-31390)
               Partnership
      10.54    Walnut Grove Family, L.P. (A              Exhibit 10.4 to Form
                                                         10-Q Report
               Mississippi Limited Partnership)          dated September 29, 1991
               Amended and Restated Limited              (File No. 0-19217)
               Partnership Agreement and Certificate
               of Limited Partnership
      10.55    Waynesboro Apartments Limited             Exhibit 10.15 to Form
                                                         10-Q Report
               Partnership Amended and Restated          dated December 30, 1990
               Agreement and Certificate of Limited      (File No. 33-31390)
               Partnership
      10.56    West Calhoun City, L.P. (A Mississippi    Exhibit 10.5 to Form
                                                         10-Q Report
               Limited Partnership) Amended and          dated September 29,1991
               Restated Limited Partnership Agreement    (File No. 0-19217)
               and Certificate of Limited Partnership
      10.57    Westminster Apartments Limited            Exhibit 10.53 to Form
                                                         10-K Report
               Partnership Second Amended and Restated   dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)
      27       Financial Data Schedule
      28.0     Pages 20 through 31, 44 through 71 and    Exhibit 28.0 to Form
                                                         10-K Report
               78 through 80 of Prospectus filed         dated March 30, 1990
               pursuant to Rule 424(b)(3) under          (File No. 33-31390)
               Securities Act of 1933


                                                         Incorporated by
                              Exhibit                    Reference to
      28.1     Pages 14 through 19 of Prospectus filed   Exhibit 28.1 to Form
                                                         10-K Report
               pursuant to Rule 424(b)(3) under          dated March 30, 1991
               Securities Act of 1933                    (File No. 33-31390)
      28.2     Supplement No. 1 dated June 6, 1990 to    Exhibit 28.2 to Form
                                                         10-K Report
               Prospectus                                dated March 30, 1991
                                                         (File No. 33-31390)
      28.3     Supplement No. 2 dated November 21,       Exhibit 28.3 to Form
                                                         10-K Report
               1990 to Prospectus                        dated March 30, 1991
                                                         (File No. 33-31390)
      28.4     Supplement No. 3 dated December 20,       Exhibit 28.4 to Form
                                                         10-K Report
               1990 to Prospectus                        dated March 30, 1991
                                                         (File No. 33-31390)
      28.5     Supplement No. 4 dated October 30, 1991   Exhibit 28.5 to Form
                                                         10-K Report
               to Prospectus                             dated March 30, 1992
                                                         (File No. 33-31390)
      28.6     Supplement No. 5 dated December 26,       Exhibit 28.6 to Form
                                                         10-K Report
               1991 to Prospectus                        dated March 30, 1992
                                                         (File No. 33-31390)
      28.7     Supplement No. 6 dated January 15, 1992   Exhibit 28.7 to Form
                                                         10-K Report
               to Prospectus                             dated March 30, 1990
                                                         (File No. 33-31390)

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

   (c) Exhibits

   See (a)(3) above.

   (d)   Financial Statement Schedules

   See (a)(2) above.

                                                 SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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

Dated:  June 30, 1997                       /s/    Richard Paul Richman
        -------------                       ---------------------------
                                            by:   Richard Paul Richman
                                                  President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                             Title                                Date

/s/ Richard Paul Richman           President,
                                   Chief Executive             June 30, 1997
   ------------------------        Officer                         ---------
                                   and Director of the general
                                   partner of the
                                   General Partner

/s/ Neal Ludeke                   Vice President and       June 30, 1997
------------------------          Treasurer of              -------------
                                  the general partner of the
                                  General Partner
                                  (Principal Financial
                                  and Accounting Officer of
                                  Registrant)







-----------------------------------------------------------------