Form 10-Q
period 1997-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1997-08-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 ---

For the quarterly period ended June 29, 1997

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

Yes X No ___.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                                       Table of Contents


Balance Sheets as of June 29, 1997 (Unaudited) and March 30, 1997 (Unaudited)..

Statements of Operations for the three months ended June 29, 1997 (Unaudited)
    and June 29, 1996 (Unaudited)..............................................

Statements of Cash Flows for the three months ended June 29, 1997 (Unaudited)
    and June 29, 1996 (Unaudited)..............................................

Notes to Financial Statements as of June 29, 1997 (Unaudited)..................


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                        JUNE 29, 1997 AND MARCH 30, 1997
                                   (UNAUDITED)




                                                                     June 29,         March 30,
                                                           Notes        1997              1997
                                                           -----  ---------------- -----------
ASSETS

Cash and cash equivalents                                         $     399,011  $       409,413
Restricted cash                                              3           84,433        1,309,208
Investments in bonds available-for-sale                      2        2,938,922        2,854,771
Investment in local partnerships                             3       10,374,988       10,905,064
Interest receivable                                                      34,076           25,173
                                                                  ----------------------------------

                                                                  $  13,831,430    $  15,503,629
                                                                  =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
  Accounts payable and accrued expenses                           $     893,956  $       862,114
  Payable to general partner                                            832,686          800,043
  Capital contributions payable                              3           84,433        1,309,208
  Other                                                                  21,200           21,200
                                                                  ----------------------------------

                                                                      1,832,275        2,992,565

Commitments and contingencies                                4

Partners' equity (deficit)
  General partner                                                      (194,142)        (188,365)
  Limited partners (35,883 units of limited partnership
    interest outstanding)                                            12,309,597       12,881,544
  Unrealized loss on investments in bonds                    2         (116,300)        (182,115)
                                                                  ---------------  ---------------
    available-for-sale, net

                                                                     11,999,155       12,511,064

                                                                  $  13,831,430    $  15,503,629
                                                                  =============    =============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                          STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)




                                                           Notes       1997             1996
                                                           -----  --------------   ---------
REVENUE

Interest                                                          $     65,729     $     78,436
Other income from local partnerships                                     4,172
                                                                  --------------   -------------

TOTAL REVENUE                                                           69,901           78,436
                                                                  -------------    -------------

EXPENSES

Administration fees                                                     57,643           57,643
Management fees                                                         57,643           57,643
Professional fees                                                       10,750            8,202
Printing, postage and other                                              5,900            7,929
                                                                  --------------   --------------

TOTAL EXPENSES                                                         131,936          131,417
                                                                  ------------     ------------

Loss from operations                                                   (62,035)         (52,981)

Equity in loss of investment in local partnerships           3        (515,689)        (639,005)
                                                                  ------------      ------------

NET LOSS                                                          $   (577,724)     $  (691,986)
                                                                   ===========       ===========

NET LOSS ATTRIBUTABLE TO
  General partner                                                 $    (5,777)      $    (6,920)
  Limited partners                                                   (571,947)         (685,066)
                                                                  -----------        -----------

                                                                  $  (577,724)      $  (691,986)
                                                                  ===========        ===========

NET LOSS per unit of limited partnership interest
  (35,883 units of limited partnership interest)                  $    (15.94)      $    (19.09)
                                                                  =============    =============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                          STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)




                                                                      1997
                                                                                        1996
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $    38,490     $     47,842
Other income from local partnerships                                  4,172
Cash used for local partnerships for deferred expenses                                (4,750)
Cash paid for
    administration fees                                             (25,000)         (25,000)
    management fees                                                 (25,000)         (25,000)
    professional fees                                               (10,000)         (23,721)
    printing, postage and other expenses                             (7,451)          (4,175)
                                                                --------------  -------------

Net cash used in operating activities                               (24,789)         (34,804)
                                                                -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                           14,387           20,222
Transfer from restricted cash                                     1,224,775
Investment in a local partnership                                (1,224,775)
                                                                -------------   -------------

Net cash provided by investing activities                            14,387           20,222
                                                                --------------  --------------

Net decrease in cash and cash equivalents                           (10,402)         (14,582)

Cash and cash equivalents at beginning of period                    409,413          389,931
                                                                -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $   399,011     $    375,349
                                                                ============    ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
  available-for-sale, net                                       $    65,815     $   (54,566)
                                                                =============   ============



------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 1997 AND 1996
                                   (UNAUDITED)




                                                                     1997            1996
                                                                --------------  ---------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES

Net loss                                                        $  (577,724)    $  (691,986)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships               515,689          639,005
  Amortization of net premium on investments in bonds                3,727            3,727
  Accretion of zero coupon bonds                                   (22,063)         (22,064)
  Increase in interest receivable                                   (8,903)         (12,257)
  Increase in payable to general partner                            32,643           32,643
  Increase in accounts payable and accrued expenses                 31,842           20,878
  Decrease in other liabilities                                                      (4,750)
                                                                -----------------------------

NET CASH USED IN OPERATING ACTIVITIES                           $  (24,789)     $    (34,804)
                                                                ===========     ============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1997
                                   (UNAUDITED)


1.  Basis of Presentation

    The  accompanying  unaudited  financial  statements  have been  prepared  in
    accordance  with  generally  accepted  accounting   principles  for  interim
    financial  information.  They do not include all  information  and footnotes required by generally accepted accounting  principles for complete financial statements.  The results of  operations  are impacted  significantly  by the combined results of operations of the Local Partnerships, which are provided by the Local  Partnerships  on an unaudited  basis during  interim  periods.
    Accordingly,  the  accompanying  financial  statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1997 and the  results of  operations  and cash flows for the interim periods presented. All adjustments are of a normal recurring nature.  The results of operations  for the three months ended June 29, 1997 are not  necessarily  indicative of the results that may be expected for the entire year.

2.  Investments in Bonds Available-For-Sale

    As of June 29, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                            Gross          Gross
                                          Amortized      unrealized     unrealized      Estimated
      Description and maturity                 cost         gains           losses         fair
                                                                                        value

      Corporate debt securities
        Within one year                 $    76,236   $       --     $     (1,076)  $      75,160
        After one year through five         484,352          2,260         (1,913)        484,699
          years
        After five years through ten        401,819            604        (10,643)        391,780
        years
        After ten years                   1,009,821          5,395        (39,273)        975,943
                                        -----------     -----------    -----------    ------------

                                          1,972,228           8,259        (52,905)     1,927,582
                                        -----------     -----------    -----------    -----------

      U.S. Treasury debt securities
        After ten years                      957,186            --         (57,637)       899,549
                                        ------------    --------------------------    ------------

      U.S. government and agency
      securities
        After ten years                      125,808            --         (14,017)        111,791
                                        ------------    --------------------------    ------------

                                        $ 3,055,222     $     8,259    $ (124,559)    $ 2,938,922
                                        ===========     ===========    ==========     ===========



                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)


3.  Investment in Local Partnerships

    The Partnership  owns a limited  partnership  interest in forty-three  Local
    Partnerships representing capital contributions in the aggregate amount of $29,264,476, of which the Partnership has paid $29,180,043 and $84,433 are outstanding as of June 29, 1997. Restricted cash in the accompanying balance sheet as of June 29, 1997 represents such outstanding capital contribution, which is payable upon one Local Partnership providing information that it has satisfied specific conditions related to operations. As of March 31, 1997, the Local Partnerships have outstanding mortgage and construction loans payable totaling approximately $87,267,000 and accrued interest payable on such loans totaling approximately $1,857,000, which are secured by security interests and liens common to mortgage and construction loans on the Local Partnerships' real property and other assets.

    For  the  three  months  ended  June  29,  1997,  the  investment  in  Local
    Partnerships activity consists of the following:

          Investment in Local Partnerships as of March    $ 10,905,064
          30, 1997

          Equity in loss of investment in Local
            Partnerships for the three months ended              (515,689) (A)
            March 31, 1997

          Cash distributions received from Local
            Partnerships during the three months ended           (14,387)
            June 29, 1997

          Investment in Local Partnerships as of June      $ 10,374,988
                                                           ============
          29, 1997


    (A)  Equity in loss of  investment in Local  Partnerships  is limited to the
         Partnership's investment balance in each Local Partnership;  any excess is applied to other  partners'  capital in any such Local  Partnership.
         The amount of such excess losses applied to other partners' capital was
         $214,390  and  $253,122  for the three  months ended March 31, 1997 and
         1996,  respectively,   as  reflected  in  the  combined  statements  of
         operations of the Local Partnerships reflected herein Note 3.

    The combined  unaudited balance sheets of the Local Partnerships as of March
    31, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1997 and 1996 are reflected on pages 9 and 10, respectively.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)

3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 1997 and December 31, 1996 are as follows:

                                                                      March 31,      December 31,
                                                                           1997            1996
                                                                    ---------------------------
     ASSETS

     Cash and other investments                                     $     1,212,940 $     1,340,942
     Rental receivable                                                   369,528          354,108
     Capital contributions receivable                                  1,309,208        1,309,208
     Escrow deposits and reserves                                      3,859,744        3,763,306
     Land                                                              3,964,692        3,964,692
     Buildings and improvements (net of accumulated depreciation
       of $24,229,296 and $23,212,364)                                91,437,753       92,443,378
     Intangible assets (net of accumulated amortization of
       $624,710 and $1,039,889)                                          737,411          748,879
     Other                                                                    830,04          772,465
                                                                    ---------------------------------

                                                                    $ 103,721,320   $ 104,696,978
                                                                    =============   =============
     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities

       Accounts payable and accrued expenses                        $       508,822 $       512,801
       Due to related parties                                          4,951,830        5,127,931
       Mortgage and construction loans                                87,266,838       87,351,443
       Notes payable                                                      67,022           70,804
       Accrued interest                                                1,856,634        1,782,695
       Other                                                                  586,53          557,856
                                                                    ---------------------------------

                                                                         95,237,677      95,403,530
     Partners' equity (deficit)

       American Tax Credit Properties III L.P.
         Capital contributions, net of distributions (includes
           receivable of $1,309,208)                                  29,069,509       29,079,605
         Cumulative loss                                               (18,680,134)    (18,164,445)
                                                                    --------------  --------------

                                                                         10,389,375      10,915,160
       General partners and other limited partners, including
         ATCP II
         Capital contributions, net of distributions                     763,168          764,757
         Cumulative loss                                                 (2,668,900)     (2,386,469)
                                                                    --------------- ---------------

                                                                         (1,905,732)     (1,621,712)

                                                                          8,483,643       9,293,448

                                                                    $ 103,721,320   $ 104,696,978
                                                                    =============   =============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1997
                                   (UNAUDITED)

3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 1997 and 1996 are as follows:

                                                                          1997            1996
                                                                    --------------------------
     REVENUE
     Rental                                                         $ 2,620,956      $ 2,499,829
     Interest and other                                                  81,609          78,465
                                                                    -------------   -------------

     TOTAL REVENUE                                                    2,702,565        2,578,294
                                                                    -----------      -----------

     EXPENSES
     Administrative                                                     509,595          537,514
     Utilities                                                          288,693          330,687
     Operating, maintenance and other                                   475,229          462,561
     Taxes and insurance                                                326,318          317,122
     Interest (including amortization of $11,654 and $38,585)           883,918          853,848
     Depreciation                                                      1,016,932       1,033,184
                                                                    ------------    ------------

     TOTAL EXPENSES                                                    3,500,685       3,534,916
                                                                    ------------    ------------

     NET LOSS                                                       $   (798,120)   $   (956,622)
                                                                    ============    ============

     NET LOSS ATTRIBUTABLE TO
     American Tax Credit Properties III L.P.                        $   (515,689)   $   (639,005)
     General partners and other limited partners, including
       ATCP II, which includes $214,390 and $253,122 of
       American Tax Credit Properties III L.P. loss in excess           (282,431)       (317,617)
                                                                    ------------    ------------
       of investment

                                                                    $   (798,120)   $   (956,622)
                                                                    ============    ============

    The combined results of operations of the Local Partnerships for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

4.  Commitments and Contingencies

    On July 16, 1997, the Partnership received a demand for certain information with respect to the holders of Units, the stated purpose which was to assist such party in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. Subsequently, the Partnership requested certain information from such party in order to assess the appropriateness of the demand. On July 28, 1997, a complaint was filed against the Partnership, the General Partner and its general partner seeking,among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. As of August 13, 1997, such information has not been provided.

5.  Additional Information

    Additional  information,  including  the audited  March 30,  1997  Financial
    Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1997 on file with the Securities and Exchange Commission.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships and payment of a capital contribution to a Local Partnership. During the three months ended June 29, 1997, Registrant received cash from interest earnings and distributions from Local Partnerships and utilized cash for operating expenses and for a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $74,000 during the three months ended June 29, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $66,000, the amortization of net premium on investments in bonds of approximately $4,000 and the accretion of zero coupon bonds of approximately $22,000. During the three months ended June 29, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 1997 of $515,689 and cash distributions received from Local Partnerships of $14,387. Accounts payable and accrued expenses and payable to general partner are principally comprised of accrued administration fees and management fees, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development ("HUD") has issued notices which implement provisions to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1997, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has an additional program which, in general, provides for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in 1997. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' accounting information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and the required deferral of property management fees.

The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners of the Christian Street Local Partnership to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $11,000 for the three months ended March 31, 1997, which includes property management fees of approximately $1,000. Accordingly, the net operating deficit was approximately $10,000. As of March 31, 1997, the Local General Partners of the Christian Street Local Partnership have advanced approximately $52,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Christian Street Local Partnership.

The terms of the partnership agreement of Orange City Plaza, Limited Partnership (the "Orange City Plaza Local Partnership") require the Local General Partner of the Orange City Plaza Local Partnership to advance funds to cover operating deficits through 2005 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 1997, Orange City Plaza Local Partnership incurred an operating deficit of approximately $7,000, which includes property management fees of approximately $1,000. Accordingly, the net operating deficit was approximately $6,000. All required payments on the mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Orange City Plaza Local Partnership.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (the "Westminster Local Partnership") require the Local General Partner of the Westminster Local Partnership to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 1997, Westminster Local Partnership incurred an operating deficit of approximately $11,000, which includes property management fees of approximately $3,000. Accordingly, the net operating deficit was approximately $8,000. All required payments on the mortgage and real estate taxes are current. The Westminster Local Partnership was entitled to a real estate tax abatement which expired in 1996, resulting in an increase of approximately $17,000 per annum in real estate tax expense. Although the Local General Partner is appealing the real estate tax, the Westminster Local Partnership is depositing escrows to cover the real estate taxes at the full amount. There is no assurance that the Local General Partner will be successful in its appeal. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from the Westminster Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, regardless of Registrant's investment balances.

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

Three Months Ended June 29, 1997

For the three months ended June 29, 1997, Registrant had a net loss of approximately $578,000, which included an equity in loss of investment in Local Partnerships of approximately $516,000 for the three months ended March 31, 1997.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

Registrant's loss from operations for the three months ended June 29, 1997 of approximately $62,000 was attributable to interest revenue of approximately $66,000 and other income from Local Partnerships of approximately $4,000, exceeded by operating expenses of approximately $132,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $214,000.

The Local Partnerships' net loss of approximately $798,000 for the three months ended March 31, 1997 was attributable to rental and other revenue of approximately $2,703,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,472,000 and approximately $1,029,000 of depreciation and amortization expenses.

Three Months Ended June 29, 1996

For the three months ended June 29, 1996, Registrant had a net loss of approximately $692,000, which included an equity in loss of investment in Local Partnerships of approximately $639,000 for the three months ended March 31, 1996. Registrant's loss from operations for the three months ended June 29, 1996 of approximately $53,000 was attributable to interest revenue of approximately $78,000, exceeded by operating expenses of approximately $131,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $253,000.

The Local Partnerships' net loss of approximately $957,000 for the three months ended March 31, 1996 was attributable to rental and other revenue of approximately $2,578,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,463,000 and approximately $1,072,000 of depreciation and amortization expenses.

Three Months Ended June 29, 1997 v.
Three Months Ended June 29, 1996

Registrant's operations for the three months ended June 29, 1997 resulted in a net loss of approximately $578,000 as compared to a net loss of approximately $692,000 for the three months ended June 29, 1996. The decrease in net loss is primarily attributable to a decrease in the equity in loss of investment in Local Partnerships of approximately $123,000, which is primarily the result of
(i) an increase in the net rental income of the Local Partnerships and (ii) a decrease in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $39,000 in accordance with the equity method of accounting.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION


Item 1.  Legal Proceedings

         On July 16, 1997, Everest Properties, Inc. ("Everest") demanded certain information with respect to the holders of Units. Everest stated that the purpose of the demand was to assist Everest in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. On July 25, 1997, Registrant requested certain information from Everest in order to assess the appropriateness of the demand. To date, the information has not been provided. On July 28, 1997, Everest filed a complaint against Registrant, the General Partner and its general partner in the Court of Chancery of the State of Delaware in and for New Castle County seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages.

         Registrant is not aware of any other material legal proceedings.

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


Dated: August 13, 1997                /s/ Richard Paul Richman
       ---------------                ------------------------
                                          Richard Paul Richman
                                          President, Chief Executive
                                          Officer and Director of the
                                          general partner of the
                                          General Partner


Dated: August 13, 1997                /s/ Neal Ludeke
       ---------------                ---------------
                                          Neal Ludeke
                                          Vice President and
                                          Treasurer of the general partner
                                          of the General Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)