Form 10-Q
period 1997-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1998-02-13
CIK 856135

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                       FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 1997

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

Yes X No ___.







                                        AMERICAN TAX CREDIT PROPERTIES III L.P.

                                             PART I - FINANCIAL INFORMATION


Item 1. Financial Statements



                                            Table of Contents            Page

Balance Sheets as of December 30, 1997 (Unaudited) and March 30, 1997
(Unaudited)                                                                   3

Statements of Operations for the three and nine month periods ended
 December 30, 1997 (Unaudited)
and December 30, 1996 (Unaudited)                                             4

Statements of Cash Flows for the nine months ended December 30, 1997
(Unaudited)                                                                    5
and December 30, 1996 (Unaudited)

Notes to Financial Statements as of December 30, 1997 (Unaudited)             7





                                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                                                     BALANCE SHEETS
                                                      (UNAUDITED)



                                                                                      December 30,          March 30,
                                                                          Notes           1997                1997
                                                                            -----   --------------------------------

ASSETS

Cash and cash equivalents                                                           $       398,753     $       409,413
Restricted cash                                                               3             84,433            1,309,208
Investments in bonds available-for-sale                                       2          3,040,162            2,854,771
Investment in local partnerships                                              3          9,388,862           10,905,064
Interest receivable                                                                           31,630              25,173
                                                                                    ----------------    ----------------

                                                                                      $ 12,943,840         $ 15,503,629
                                                                                      ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                            $      942,734       $      862,114
   Payable to general partner                                                              897,974              800,043
   Capital contributions payable                                              3             84,433            1,309,208
   Other                                                                                      16,450              21,200
                                                                                    ----------------    ----------------

                                                                                         1,941,591            2,992,565
                                                                                    --------------       --------------

Commitments and contingencies                                                 4

Partners' equity (deficit)

   General partner                                                                        (205,507)            (188,365)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                       11,184,491           12,881,544
   Unrealized gain (loss) on investments in bonds available-for-sale, net     2               23,265           (182,115)
                                                                                    ----------------     --------------

                                                                                        11,002,249           12,511,064
                                                                                     -------------        -------------

                                                                                      $ 12,943,840         $ 15,503,629
                                                                                      ============         ============



                                           See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months        Nine Months        Three Months        Nine Months
                                                       Ended December     Ended December    Ended December 30,   Ended December
                                                             30,                30,                                    30,
                                              Notes           1997               1997               1996                1996
                                              -----   --------------------------------------------------------- ------------
REVENUE

Interest                                              $         41,007   $        192,400   $         79,701    $       237,123
Other income from local partnerships                                                  4,172
                                                      -------------------------------------         --------    -----------------

TOTAL REVENUE                                                   41,007            196,572             79,701             237,123
                                                      ----------------   ----------------   ----------------    ----------------

EXPENSES

Administration fees                                           57,646            172,931              57,646            172,931
Management fees                                               57,646            172,931              57,646            172,931
Professional fees                                             26,526             44,625              13,911             27,760
Printing, postage and other                                     10,729             20,965                2,975             14,141
                                                      -----------------  ----------------   ------------------  -----------------

TOTAL EXPENSES                                                 152,547           411,452            132,178              387,763
                                                      ----------------   ---------------    ---------------     ----------------

Loss from operations                                        (111,540)          (214,880)            (52,477)          (150,640)

Equity in loss of investment in local
   partnerships                                 3            (430,848)        (1,499,315)          (601,022)         (2,010,258)
                                                      ---------------    ---------------    ---------------     ---------------

NET LOSS                                              $     (542,388)    $   (1,714,195)     $     (653,499)    $   (2,160,898)
                                                      ==============     ==============      ==============     ==============

NET LOSS ATTRIBUTABLE TO

   General partner                                    $         (5,424)  $        (17,142)  $         (6,535)   $        (21,609)
   Limited partners                                         (536,964)         (1,697,053)          (646,964)         (2,139,289)
                                                      --------------     ---------------    ---------------     ---------------

                                                      $     (542,388)    $   (1,714,195)     $     (653,499)    $   (2,160,898)
                                                      ==============     ==============      ==============     ==============

NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                              $         (14.96)  $          (47.29) $         (18.03)   $          (59.62)
                                                      ================   =================  ================    =================



                                           See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                                    1997                1996
                                                                             ------------------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                              $    130,932         $    177,063
Other income from local partnerships                                                  4,172
Cash used for local partnerships for deferred expenses                               (4,750)              (4,750)
Cash paid for
   administration fees                                                              (75,000)             (75,000)
   management fees                                                                  (75,000)             (75,000)
   professional fees                                                                (55,375)             (40,999)
   printing, postage and other expenses                                             (27,526)             (10,393)
                                                                              -------------        -------------

Net cash used in operating activities                                              (102,547)             (29,079)
                                                                               ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                           16,887               23,509
Maturity/redemption of bonds                                                         75,000              200,000
Transfer from (to) restricted cash                                                1,224,775             (198,900)
Investment in a local partnership                                                (1,224,775)
                                                                                -----------

Net cash provided by investing activities                                            91,887               24,609
                                                                             --------------       --------------

Net decrease in cash and cash equivalents                                           (10,660)             (4,470)

Cash and cash equivalents at beginning of period                                    409,413              389,931
                                                                              -------------        -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $    398,753         $    385,461
                                                                               ============         ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                $    205,380       $         8,871
                                                                               ============       ===============

Increase in capital contributions payable                                                           $     198,900
                                                                                                    =============


------------------------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.





                                           See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                                     1997                1996
                                                                             --------------------------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                       $ (1,714,195)        $ (2,160,898)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                             1,499,315            2,010,258
   Amortization of net premium on investments in bonds                               11,180               12,639
   Accretion of zero coupon bonds                                                   (66,191)             (66,191)
   Increase in interest receivable                                                   (6,457)              (6,508)
   Increase in payable to general partner                                            97,931               97,931
   Increase in accounts payable and accrued expenses                                 80,620               88,440
   Decrease in other liabilities                                                       (4,750)             (4,750)
                                                                             ----------------    ----------------

NET CASH USED IN OPERATING ACTIVITIES                                         $    (102,547)      $      (29,079)
                                                                              =============       ==============




                                           See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1997
                                   (UNAUDITED)


1.   Basis of Presentation

     The  accompanying  unaudited  financial  statements  have been  prepared in accordance  with  generally  accepted  accounting  principles  for  interim financial  information.  They do not include all  information and footnotes required by generally accepted accounting principles for complete financial statements.  The results of operations  are impacted  significantly  by the combined  results  of  operations  of the  Local  Partnerships,  which  are provided by the Local  Partnerships  on an unaudited  basis during  interim periods.  Accordingly,  the accompanying financial statements are dependent on such unaudited  information.  In the opinion of the General Partner, the financial  statements  include all adjustments  necessary to present fairly the  financial  position  as of  December  30,  1997  and  the  results  of
     operations  and  cash  flows  for  the  interim  periods   presented.   All
     adjustments are of a normal recurring nature. The results of operations for the  three  and  nine  month  periods  ended  December  30,  1997  are  not necessarily  indicative  of the results that may be expected for the entire year.

2.   Investments in Bonds Available-For-Sale

     As of December 30, 1997, certain information concerning investments in bonds available-for-sale is as follows:

                                                                   Gross unrealized         Gross
                                                    Amortized           gains            unrealized         Estimated
       Description and maturity                         cost                               losses           fair value
       Corporate debt securities
          After one year through five years      $     481,068     $       5,335      $         (469)    $     485,934
          After five years through ten years          455,406              7,127            (3,637)            458,896
          After ten years                              955,943            22,878           (13,293)            965,528
                                                 -------------      ------------      ------------       -------------

                                                    1,892,417             35,340           (17,399)          1,910,358
                                                 ------------       ------------      ------------        ------------

       U.S. Treasury debt securities
          After five years through ten years           89,631             --                (1,361)             88,270
          After ten years                              909,093            10,886                 --            919,979
                                                 -------------      ------------      -----------------  -------------

                                                       998,724            10,886             (1,361)         1,008,249
                                                 -------------      ------------      -------------       ------------

       U.S. government and agency securities
          After ten years                              125,756               --              (4,201)           121,555
                                                 -------------     ----------------   -------------      -------------

                                                  $ 3,016,897        $    46,226       $   (22,961)        $ 3,040,162
                                                  ===========        ===========       ===========         ===========

3.   Investment in Local Partnerships

     The Partnership owns a limited partnership interest in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, of which the Partnership has paid $29,180,043 and $84,433 is outstanding as of December 30, 1997. Restricted cash in the accompanying balance sheet as of December 30, 1997 represents such outstanding capital contribution, which is payable upon one Local Partnership providing information that it has satisfied specific conditions related to operations. As of September 30, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $87,056,000 and accrued interest payable on such loans totaling approximately $2,000,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     For the nine months  ended  December  30,  1997,  the  investment  in Local
     Partnerships activity consists of the following:

           Investment in Local Partnerships as of March 30, 1997                             $ 10,905,064

           Equity in loss of investment in Local Partnerships                                  (1,499,315)  (A)

           Cash distributions received from Local Partnerships                                    (16,887)
                                                                                           --------------

           Investment in Local Partnerships as of December 30, 1997                          $  9,388,862
                                                                                             ============




     (A) Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $661,055 for the nine months ended September 30, 1997 as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1997 and December 31, 1996 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 and 1996 are reflected on pages 9 and 10, respectively.

------------------------------------------------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The  combined  balance  sheets of the Local  Partnerships  as of  September  30, 1997 and  December 31, 1996 are as
     follows:
                                                                                    September 30,        December 31,
                                                                                          1997                1996
                                                                                  --------------------------------
      ASSETS
      Cash and other investments                                                  $     1,446,550     $     1,340,942
      Rental receivable                                                                   378,060             354,108
      Capital contributions receivable                                                     84,433           1,309,208
      Escrow deposits and reserves                                                      4,637,282           3,763,306
      Land                                                                              3,964,692           3,964,692
      Buildings and improvements (net of accumulated depreciation of
        $26,294,423 and $23,212,364)                                                   89,416,763          92,443,378
      Intangible assets (net of accumulated amortization of $649,850 and
        $1,039,889)                                                                       772,792             748,879
      Other                                                                                                     772,465
                                                                                        ----------    -----------------
                                                                                          752,304

                                                                                    $ 101,452,876       $ 104,696,978
                                                                                    =============       =============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                     $       638,322     $       512,801
        Due to related parties                                                          5,025,701           5,127,931
        Mortgage and construction loans                                                87,055,836          87,351,443
        Notes payable                                                                      61,002              70,804
        Accrued interest                                                                2,000,246           1,782,695
        Other                                                                               581,193             557,856
                                                                                  -----------------   -----------------

                                                                                       95,362,300          95,403,530
                                                                                  ---------------     ---------------
      Partners' equity (deficit)

        American Tax Credit Properties III L.P.
           Capital contributions, net of distributions (includes receivable of
             $84,433 and $1,309,208)                                                   29,055,122          29,079,605
           Cumulative loss                                                            (19,663,760)        (18,164,445)
                                                                                   --------------      --------------

                                                                                         9,391,362         10,915,160

        General partners and other limited partners, including ATCP II
           Capital contributions, net of distributions                                    (64,402)            764,757
           Cumulative loss                                                             (3,236,384)         (2,386,469)
                                                                                  ---------------     ---------------

                                                                                       (3,300,786)         (1,621,712)

                                                                                        6,090,576           9,293,448
                                                                                  ---------------     ---------------

                                                                                    $ 101,452,876       $ 104,696,978
                                                                                    =============       =============

------------------------------------------------------------------------------------------------------------------------

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)



3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 and 1996 are as follows:

                                                  Three Months       Nine Months       Three Months        Nine Months
                                                      Ended             Ended              Ended              Ended
                                                  September 30,     September 30,      September 30,      September 30,
                                                       1997                1997             1996                1996
                                                ------------------ -----------------------------------  ------------
      REVENUE

      Rental                                      $  2,657,724      $  7,862,784        $ 2,579,221      $   7,709,936
      Interest and other                               107,208            275,998            55,980            235,821
                                                --------------     --------------     -------------     --------------

      TOTAL REVENUE                                  2,764,932         8,138,782          2,635,201          7,945,757
                                                 -------------     -------------       ------------      -------------

      EXPENSES

      Administrative                                   479,734         1,516,242            491,257          1,520,155
      Utilities                                        194,336           724,777            176,214            762,780
      Operating, maintenance and other                 571,374         1,609,499            473,663          1,489,338
      Taxes and insurance                              322,825           975,289            337,661            967,868
      Interest (including amortization of
        $12,001, $37,939, $18,936 and $89,229)
                                                       846,140         2,580,146            871,083          2,660,463
      Depreciation                                   1,026,873          3,082,059         1,041,892          3,105,829
                                                  ------------     --------------      ------------     --------------

      TOTAL EXPENSES                                 3,441,282        10,488,012          3,391,770         10,506,433
                                                  ------------     -------------       ------------      -------------

      NET LOSS                                    $   (676,350)     $ (2,349,230)      $   (756,569)      $ (2,560,676)
                                                  ============      ============       ============       ============

      NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties III L.P.     $   (430,848)     $ (1,499,315)      $   (601,022)      $ (2,010,258)
      General partners and other limited
         partners, including ATCP II, which
     includes $196,380, $661,055, $91,556 and
     $350,502 of American Tax Credit Properties
     III L.P. loss in excess of                       (245,502)          (849,915)         (155,547)          (550,418)
                                                  ------------     --------------      ------------     --------------
         investment

                                                   $  (676,350)     $ (2,349,230)       $  (756,569)      $ (2,560,676)
                                                   ===========      ============        ===========       ============



     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for an entire operating period.

                 AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1997
                                   (UNAUDITED)

4.   Commitments and Contingencies

     On July 16, 1997, the Partnership received a demand for certain information with respect to the holders of Units, the stated purpose of which was to assist such party in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. Subsequently, the Partnership requested certain information from such party in order to assess the appropriateness of the demand. To date, the information has not been provided. On July 28, 1997, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Partnership, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, and briefing on that appeal is currently in progress. The Court of Chancery has stayed enforcement of its December 5, 1997 memorandum opinion and order pending resolution of defendants' appeal.

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

                   AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1997, Registrant has not experienced a significant change in financial condition as compared to March 30, 1997. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the Local Partnerships and payment of a capital contribution to a Local Partnership. During the nine months ended December 30, 1997, Registrant received cash from interest earnings, maturity of a bond and distributions from Local Partnerships and utilized cash for operating expenses and for a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $175,000 during the nine months ended December 30, 1997, which increase includes a net unrealized gain recorded on investments in bonds of approximately $205,000, the amortization of net premium on investments in bonds of approximately $11,000 and the accretion of zero coupon bonds of approximately $66,000. During the nine months ended December 30, 1997, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1997 of $1,499,315 and cash distributions received from Local Partnerships of $16,887. Accounts payable and accrued expenses and payable to general partner are comprised primarily of accrued administration fees and management fees, respectively.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contract, which covers certain rental units, is scheduled to expire in 1998 after being renewed in 1997 for a one year period. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies
("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain Local General Partners are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the
"Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners of the Christian Street Local Partnership to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $19,000 for the nine months ended September 30, 1997, which includes property management fees of approximately $3,000. Accordingly, the net operating deficit was approximately $16,000. Required payments on the mortgage and real estate taxes are current. As of September 30, 1997, the Local General Partners of the Christian Street Local Partnership have advanced approximately $65,000 under their Deficit Guarantee obligation. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Christian Street Local Partnership.

Although Westminster Apartments Limited Partnership (the "Westminster Local Partnership") reported only a minor operating deficit for the nine months ended September 30, 1997, the Westminster Local Partnership subsequently incurred higher operating deficits and, as a result, fell three months in arrears on its mortgage. As of February 11, 1998, the Local General Partners report that required mortgage payments are current as a result of the lender drawing on available collateral provided by the Local General Partners. No default has been declared by the lender as a result of the arrearage

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

or the drawdown on the collateral. The Westminster Local Partnership was entitled to a real estate tax abatement which expired in 1996, resulting in an increase of approximately $17,000 per annum in real estate tax expense. Although the Local General Partners have appealed the real estate tax assessment, there is no assurance that the Local General Partners will be successful in their appeal to reduce the taxes. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from the Westminster Local Partnership.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of the Local Partnership's results of operations and by any cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Any equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in each such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Three Months Ended December 30, 1997

For the three months ended December 30, 1997, Registrant had a net loss of approximately $542,000, which included an equity in loss of investment in Local Partnerships of approximately $431,000 for the three months ended September 30, 1997. Registrant's loss from operations for the three months ended December 30, 1997 of approximately $112,000 was attributable to interest revenue of approximately $41,000, exceeded by operating expenses of approximately $153,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $196,000.

The Local Partnerships' net loss of approximately $676,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $2,765,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $2,402,000 and approximately $1,039,000 of depreciation and amortization expenses.

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

Nine Months Ended December 30, 1997

For the nine months ended December 30, 1997, Registrant had a net loss of approximately $1,714,000, which included an equity in loss of investment in Local Partnerships of approximately $1,499,000 for the nine months ended September 30, 1997. Registrant's loss from operations for the nine months ended December 30, 1997 of approximately $215,000 was attributable to interest revenue of approximately $192,000 and other income from Local Partnerships of approximately $4,000, exceeded by operating expenses of approximately $411,000. Nonrecognition of losses in excess of Registrant's investment in certain Local Partnerships during the period was approximately $661,000.

The Local Partnerships' net loss of approximately $2,349,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $8,139,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $7,368,000 and approximately $3,120,000 of depreciation and amortization expenses.

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

The Local Partnerships' net loss of approximately $2,561,000 for the nine months ended September 30, 1996 was attributable to rental and other revenue of approximately 7,946,000, exceeded by operating and interest expenses (including Non-Mandatory Interest) of approximately $7,312,000 and approximately $3,195,000 of depreciation and amortization expenses.

Three and Nine Month Periods Ended December 30, 1997 v.
Three and Nine Month Periods Ended December 30, 1996

Registrant's operations for the three months ended December 30, 1997 resulted in a net loss of approximately $542,000 as compared to a net loss of approximately $653,000 for the three months ended December 30, 1996. The decrease in net loss is primarily attributed to a decrease in the equity in loss of investment in Local Partnerships of approximately $170,000, which includes an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $105,000 in accordance with the equity method of accounting, partially offset by (i) a reduction of interest revenue of approximately $39,000 as a result of Registrant's utilization of investments to pay capital contributions to a Local Partnership and (ii) an increase in Registrant's professional fees of approximately $13,000. Professional fees increased as a result of legal expenses incurred in connection with the matter described in Note 4 to the financial statements.

Registrant's operations for the nine months ended December 30, 1997 resulted in a net loss of approximately $1,714,000 as compared to a net loss of approximately $2,161,000 for the nine months ended December 30, 1996. The decrease in net loss is primarily attributed to a decrease in the equity in loss of investment in Local Partnerships of approximately $511,000, which includes an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $311,000 in accordance with the equity method of accounting, partially offset by (i) a reduction of interest revenue of approximately $45,000 as a result of Registrant's utilization of investments to pay capital contributions to a Local Partnership and (ii) an increase in Registrant's professional fees of approximately $17,000. Professional fees increased as a result of legal expenses incurred in connection with the matter described in Note 4 to the financial statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION


Item 1.   Legal Proceedings

          On July 16, 1997, Everest Properties, Inc. ("Everest") demanded certain information with respect to the holders of Units. Everest stated that the purpose of the demand was to assist Everest in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. On July 25, 1997, Registrant requested certain information from Everest in order to assess the appropriateness of the demand. To date, the information has not been provided. On July 28, 1997, Everest filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County against Registrant, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, and briefing on that appeal is currently in progress. The Court of Chancery has stayed enforcement of its December 5, 1997 memorandum opinion and order pending resolution of defendants' appeal.

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


Dated: February 13, 1998            /s/  Richard Paul Richman
       -----------------            -------------------------
                                            Richard Paul Richman
                                        President, Chief Executive
                                        Officer and Director of the
                                             general partner of the
                                                  General Partner


Dated: February 13, 1998            /s/  Neal Ludeke
       -----------------           ----------------
                                          Neal Ludeke
                                     Vice President and
                                  Treasurer of the general partner
                                        of the General Partner
                                  (Principal Financial and Accounting
                                          Officer of Registrant)