Form 10-K
period 1998-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1998-06-29
CIK 856135

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-K
                  (Mark One)
               [X]ANNUAL  REPORT   PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
                  SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 1998

                                        OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ____________

                                      0-19217
                             (Commission File Number)

                     American Tax Credit Properties III L.P.
       (Exact name of registrant as specified in its governing instruments)
                        Delaware                                 13-354500
(State or other jurisdiction of organization)
                                        (I.R.S. Employer Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                                    06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area                    (203) 869-0900
                                                                 --------------
code:


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

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

                                          PART I

Item 1.     Business

Formation

American Tax Credit Properties III L.P. ("Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant considers its activity to constitute a single industry segment.

Richman Tax Credit Properties III L.P. (the "General Partner"), a Delaware limited partnership, was formed on September 21, 1989 to act as the general partner of Registrant. The general partner of the General Partner is Richman Housing Credits Inc. ("Richman Housing"), a Delaware corporation which is wholly-owned by Richard Paul Richman. Richman Housing is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "Commission") on February 1, 1990 pursuant to the Securities Act of 1933 under Registration Statement
File No. 33-31390 and was declared effective on February 2, 1990. Reference is made to the prospectus dated February 7, 1990, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3, Supplement No. 4, Supplement No. 5 and Supplement No. 6 dated June 6, 1990, November 21, 1990, December 20, 1990, October 30, 1991, December 26, 1991 and January 15, 1992, respectively, filed with the Commission pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus"). Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 44 through 66 of the Prospectus is incorporated herein by reference.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act and Taxpayer Relief Act of 1997 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay Federal income tax. However, the partners of Registrant who are subject to Federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.     Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1997, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, acquired a 99% Local Partnership Interest in certain Local Partnerships as follows:

                                                Registrant                ATCP
                                                                II
            Batesville Family, L.P.          61.75%                 37.25%
            Bruce Housing                    61.75                  37.25
              Associates, L.P.
            Carrington Limited
            Dividend Housing                 65.95                  33.05
              Association Limited
              Partnership
            Ivy Family, L.P.                 61.75                  37.25
            Lawrence Road                    61.75                  37.25
              Properties, Ltd.
            Mirador del Toa Limited          59.06                  39.94
              Partnership
            Purvis Heights                   61.75                  37.25
              Properties, L.P.
            Queen Lane Investors             48.50                  50.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 7). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in October 1998.

Item 2.     Properties (continued)

                              Capital contribution
                                    obligation                Mortgage
Name of Local Partnership    Number    Total        Paid       loans
                                      as of        through    payable   Subsidy
Name of apartment complex     of     March 30,     March 30,   as of      (see
                            rental                          December 31,   foot-
Apartment complex            units      1998         1998       1997      notes)
------------------         --------------------- ------------------------------
location
--------

April Gardens Apartments
II
  Limited Partnership
April Gardens Apartments    48    $485,581  $485,581   $ 2,004,455     (1b&d)
Las Piedras, Puerto Rico

Ashland Park Apartments,
L.P.
Ashland Park Apartments     24     235,732   235,732     1,042,772     (1b&d)
Ashland, Nebraska

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi     16      95,412    95,412        472,356     (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi     48    239,716(2)   239,716(2)   1,443,783       (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi    24     208,820    208,820        678,794     (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico        66     668,172   668,172       2,664,848     (1b&d)

Bruce Housing Associates,
L.P.
Bruce Family Apartments     40   183,155(2)  183,155(2)    1,112,700    (1b&d)
Bruce, Mississippi

Carrington Limited
Dividend
  Housing Association
Limited
  Partnership              100  2,174,720(2)   2,174,720(2)  3,464,852      (1c)
Carrington Place
Farmington Hills, Michigan

Chestnut Park Associates,
L.P.
Chestnut Park Apartments    59   4,204,576    4,204,576     5,239,113       (1a)
East Orange, New Jersey

Chowan Senior Manor
Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments                33     278,405     278,405     1,267,699     (1b&d)
Murfreesboro, North
Carolina

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania  18     581,645      581,645       627,335    (1a&b)


Item 2.     Properties (continued)

                              Capital contribution
                                   obligation                 Mortgage
Name of Local Partnership   Number  Total as of       Paid    loans
                                                   through    payable  Subsidy
Name of apartment complex      of     March 30,     March 30,  December    (see
                            rental                               31,    foot-
Apartment complex            units      1998         1998      1997     notes)
------------------         --------------------- -----------------------------
location
--------

Country View Apartments
Country View Apartments
Pembroke, Maine             16   $ 279,183  $ 279,183   $   941,880     (1b&d)

Desarrollos de Belen
Limited
  Partnership
Vista de Jagueyes II        41     422,929    422,929     1,889,550     (1b&d)
Apartments
Aguas Buenas, Puerto Rico

Desarrollos de Emaus
Limited
  Partnership
Hucares II Apartments       72     631,404     631,404     3,211,920     (1b&d)
Naguabo, Puerto Rico

Ellinwood Heights
Apartments, L.P.
Ellinwood Heights           24     156,261      156,261      691,142     (1b&d)
Apartments
Ellinwood, Kansas

Fulton Street Houses
Limited
  Partnership
Fulton Street Townhouse
  Apartments                35   1,948,081    1,948,081     3,869,930     (1a&b)
New York, New York

Hayes Run Limited
Partnership
Mashburn Gap Apartments     34    322,074      322,074     1,431,884     (1b&d)
Marshall, North Carolina

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma          24    130,158      130,158       618,138     (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland           30     284,218     199,785     1,276,908     (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi   32     135,528(2)    135,528(2)    801,919     (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania  40   1,809,723    1,809,723     2,483,842     (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida            32    253,580      253,580      1,018,217     (1b&d)
Lawrence Road Properties,
Ltd.
Hillcrest Apartments        24    123,7992     123,7992      762,171     (1b&d)
Newton, Mississippi


Item 2.     Properties (continued)
                              Capital contribution
                                                 obligation   Mortgage
Name of Local Partnership  Number Total as of  Paid through loans payable   Sub-
                                                                   as of    sidy
Name of apartment complex   of     March 30,     March 30,    December 31, (see
                          rental
Apartment complex        units     1998          1998         1997    footnotes)
------------------         --------------------- ------------------------------
location
Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico            40   $   314,865  $ 314,865   $1,443,839  (1b&d)
Long Reach Associates
Limited
  Partnership
Oak Ridge Apartments           30     448,922       448,922    1,485,035 (1b&d)
Bath, Maine
Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico          48     284,847(2)    284,847(2)  1,891,902 (1b&d)
Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida           28     213,402       213,402     932,340  (1b&d)
NP-89 Limited Dividend
Housing
  Association Limited
Partnership                   168   2,372,292     2,372,292   4,306,098 (1a,b&g)
Newport Apartments
Clinton Township, Michigan
Nash Hill Associates,
Limited
  Partnership
Nash Hill Place                28     302,575       302,575   1,475,786 (1b,d&f)
Williamsburg, Massachusetts
North Calhoun City, L.P.
North Calhoun City
Apartments                     18     146,565       146,565    495,462  (1b&d)
Calhoun City, Mississippi
Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa              32     456,090       456,090    529,837     (1a)
Puerta del Mar Limited
Partnership
Puerta del Mar Apartments      66     630,570       630,570    2,537,277  (1b&d)
Hatillo, Puerto Rico
Purvis Heights Properties,
L.P.
Pineview Apartments            40     191,512(2)    191,512(2)  1,153,999 (1b)
Purvis, Mississippi
Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania     29     597,050(2)    597,050(2) 1,580,073  (1b&e)
Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania     24     208,465       208,465     901,698   (1b&d)
Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida               87        751,560      751,560  3,322,803 (1b&d)


Item 2.     Properties (continued)
                              Capital contribution
                                                   obligation   Mortgage
Name of Local Partnership  Number Total as of Paid through  loans payable  Sub-
                                                                   as of   sidy
Name of apartment complex  of        March 30,    March 30,  December 31,  (see
                            rental
Apartment complex            units    1998          1998       1997   footnotes)
------------------         -------------------------------------------------------------
location
Summerfield Apartments
Limited
  Partnership
Summerfield Apartments         52   $1,088,667  $1,088,667  $1,806,784      (1b)
Charlotte, North Carolina
Sydney Engel Associates L.P.
(formerly known as Sydney
Engel
  Associates)
The Castle                    224   3,201,874    3,201,874   17,831,381    (1b)
New York, New York
Union Valley Associates
Limited
  Partnership
Union Valley Apartments        36    371,589       371,589     1,453,673   (1b)
Union Township, Pennsylvania
Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi      24     191,695      191,695       850,407  (1b&d)
Waynesboro Apartments
Limited
  Partnership
Waynesboro Apartments          36     360,859      360,859      1,490,153   (1b)
Waynesboro, Pennsylvania
West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi      28     230,212     230,212       783,367   (1b&d)
Westminster Apartments
Limited
  Partnership
Westminster Apartments         42   1,047,993    1,047,993   1,631,651   (1a&b)
                                    -------------------------- -------------
Philadelphia, Pennsylvania
                                    $ 29,264,476 $ 29,180,043  $ 86,919,773
                                    ============ ============  ============

   (1)      Description of Subsidies:

      (a)Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

      (b)The  Local   Partnership's  debt  structure  includes  a  principal  or interest payment subsidy.

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

      (f) The Commonwealth of Massachusetts participates in a rental assistance program.

      (g)One of the Local Partnership's Section 8 contracts, which covers certain rental units, is scheduled to expire in October 1998.
   (2)The capital contribution obligation total as of March 30, 1998 and the capital contribution obligation paid through March 30, 1998 reflect Registrant's obligation only.

Item 3.     Legal Proceedings

On July 16, 1997, Everest Properties, Inc. ("Everest") demanded certain information with respect to the holders of Units. Everest stated that the purpose of the demand was to assist Everest in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. On July 25, 1997, Registrant requested certain information from Everest in order to assess the appropriateness of the demand. On July 28, 1997, Everest filed a complaint in the Court of Chancery of the State of Delaware in and for New Castle County against Registrant, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that the plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, which appeal was heard and denied. Registrant has complied with the Court of Chancery's order.

Registrant is not aware of any other material legal proceedings.

Item 4.     Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                      PART II

Item 5.     Market for Registrant's Common Equity
      and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 20, 1998 was 1,778, holding 35,883 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May month-end client account statements and (2) on the prior March 31st for reporting on June through November month-end client account statements of the same year. Merrill Lynch clients may contact their Merrill Lynch Financial Consultants or telephone the number provided to them on their account statements to obtain a general description of the methodology used by the independent valuation services to determine their estimates of value. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant's assets over its remaining life.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant annual cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1998 and 1997.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset Federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1997 and 1996 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1997 are as follows:

                                                 Low-income
                                                Tax Credits
                Tax year ended December 31,      $ 153.74
                1997
                Tax year ended December 31,        152.73
                1996

                Cumulative totals                $ 991.02

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

                                     Years Ended March 30,
                               1998     1997           1996      1995     1994
                             -------------------------------------------------
Interest and other     $      257,645  $317,065    $335,724   $326,184  $331,981
                       ========================================================
revenue

Equity in loss of
  investment in local  $ (2,358,431)$ (2,509,806)$ (3,249,195)$ (3,396,272) $ (3,295,333)
                       ============ ============ ============ ============  ============
  partnerships

Net loss               $ (2,649,323)$ (2,718,536)$ (3,443,977)$ (3,611,978) $ (3,522,497)
                       ============ ============ ============ ============  ============

Net loss per unit of
  limited partnership  $     (73.09)  $  (75.00)  $  (95.02)   $  (99.65)    $   (97.18)
                       ===================================================================
  interest
                                                                                As of
                                                     March
                       30,
                                                       1996
                              1998         1997                      1995         1994
                        ----------------------------           -----------------------

Total assets           $12,106,269  $15,503,629  $17,832,235  $21,199,982   $23,379,674
                       ===========  ===========  ===========  ===========   ===========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in four closings with aggregate limited partners' capital contributions of $35,883,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit under
Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). Any adjustments to the capital contributions made by Registrant to the Local Partnerships under the terms of the Local Partnerships' partnership agreements have resulted in an adjustment to Registrant's working capital reserve. Registrant has utilized Net Proceeds, after making any necessary adjustments, in acquiring an interest in forty-three Local Partnerships. Restricted cash in the balance sheet as of March 30, 1998 represents an outstanding capital contribution payable upon one Local Partnership's satisfaction of specified conditions related to operations.

As of March 30, 1998, Registrant has unrestricted cash and cash equivalents and investments in bonds totaling $3,484,813, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1998, Registrant's investments in bonds represent corporate bonds of $1,916,994, U.S. Treasury bonds of $1,026,069 and U.S. government agency bonds of $122,378 with various maturity dates ranging from 1999 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1998, Registrant received cash from interest revenue, maturity of a bond and distributions from Local Partnerships and utilized cash for operating expenses and making a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $221,000 during the year ended March 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $215,000, the amortization of net premium on investments in bonds of approximately $15,000 and the accretion of zero coupon bonds of approximately $85,000) and restricted cash decreased by approximately $1,225,000 as a result of a capital contribution payment made to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1997 of $2,358,431 and cash distributions received from Local Partnerships of $31,519 (exclusive of distributions from Local Partnerships of $6,672 classified as other income). Payable to general partner in the accompanying balance sheet as of March 30, 1998 represents accrued management fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

Cumulative losses and cash distributions in excess of investment in Local Partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under
Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 1998, 1997 and 1996 resulted in net losses of $2,649,323, $2,718,536 and $3,443,977, respectively. The decrease in net loss from 1997 to 1998 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $151,000, partially offset by a decrease in interest revenue of approximately $66,000 and an increase in professional fees of approximately $21,000. The decrease in equity in loss of investment in Local Partnerships is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $1,131,000 in accordance with the equity method of accounting, partially offset by Registrant's share of the increase in net loss of the Local Partnerships of approximately $1,009,000 resulting primarily from the recorded impairment in connection with Christian Street Commons Associates (the "Christian Street Local Partnership") of $1,032,653 (see Local Partnership Matters below). The decrease in interest revenue is primarily due to the payment of a capital contribution which reduced the amount of available investments. The increase in professional fees is primarily the result of costs incurred in connection with an outside party's desire to purchase Units. The decrease in net loss from 1996 to 1997 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $739,000, which is primarily attributable to (i) an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $359,000 in accordance with the equity method of accounting and (ii) a decrease in the net operating losses of certain Local Partnerships.

The Local Partnerships' net loss of approximately $4,269,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $4,066,000, interest on non-mandatory debt of approximately
$331,000 and a loss from impairment of long-lived assets of approximately $1,033,000, and does not include principal payments on permanent mortgages of approximately $432,000. The Local Partnerships' net loss of approximately $3,260,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $4,218,000 and interest on non-mandatory debt of approximately $299,000, and does not include principal payments on permanent mortgages of approximately $309,000. The Local Partnerships' net loss of approximately $3,678,000 for the year ended December 31, 1995 includes depreciation and amortization expense of approximately $4,392,000 and interest on non-mandatory debt of approximately $278,000, and does not include principal payments on permanent mortgages of approximately $261,000. The results of operations of the Local Partnerships for the year ended December 31, 1997 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contract, which covers certain rental units, is scheduled to expire in October 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of a local partnership (the "Local

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

General Partner") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1997, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of the Christian Street Local Partnership require the Local General Partners to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $26,000 for the year ended December 31, 1997, which includes property management fees of approximately $4,000. Accordingly, the net operating deficit was approximately $22,000. As of December 31, 1997, the Local General Partners have advanced approximately $74,000 under their Deficit Guarantee obligation. However, due to ongoing operating deficits and the uncertainty of future operating income, the Christian Street Local Partnership has determined the underlying rental property to be permanently impaired in accordance with applicable accounting practices. Accordingly, the Christian Street Local Partnership recognized an impairment loss of $1,032,653 as of December 31, 1997. As a result,
Registrant recognized additional equity in loss  of  its   investment  in  the
Christian   Street  Local Partnership of approximately  $386,000 in connection with the  aforementioned  impairment  and Registrant's investment balance in the Christian Street Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1998. Notwithstanding the
accounting   treatment  concerning  the  impairment  loss,Registrant has not experienced an interruption in the allocation of Low-income Tax Credits from the Christian Street Local Partnership. Of Registrant's total annual
Low-income Tax Credits,  approximately 2% is allocated from the Christian
Street Local Partnership.

Waynesboro Apartments Limited Partnership (the "Waynesboro Local Partnership") incurred an operating deficit of approximately $6,000 for the year ended December 31, 1997. In addition, although principal and interest payments on its mortgage are current, the property's replacement reserve is underfunded by approximately $14,000 as of December 31, 1997. The Local General Partners have reported that they have submitted a workout plan to the lender, but that the lender has yet to reply. No default has been declared as a result of the underfunding of the replacement reserve. Of Registrant's total annual Low-income Tax Credits, approximately 3% is allocated from the Waynesboro Local Partnership.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (the "Westminster Local Partnership") require the Local General Partner to advance funds to cover operating deficits through 2009 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Westminster Local Partnership incurred an operating deficit of approximately $13,000 for the year ended December 31, 1997, which includes property management fees of approximately $9,000. Accordingly, the net operating deficit was approximately $4,000. As of January 1998 the Westminster Local Partnership had fallen four months in arrears on its mortgage, replacement reserve and escrow requirements, at which time the lender drew on available collateral of approximately $26,000 provided by the Local General Partner. As of June 15, 1998, the Local General Partner reports that the mortgage is current and no default has been declared by the lender as a result of the drawdown on the collateral although resolution of the lender's application of the collateral previously drawn is pending. In addition, the Local General Partner has reported that it was successful in its real estate tax appeal, resulting in a reduction in annual real estate tax expense of approximately $5,000 compared to the expense incurred in 1997. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from the Westminster Local Partnership.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Adoption of Accounting Standard

Registrant has adopted Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information
About Capital Structure."  SFAS  No.  128  establishes  standards  for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted Registrant's reported
earnings,   financial  condition,  cash  flows  or presentation of the financial statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounting Standard not yet Adopted

On March 31, 1998, Registrant adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on Registrant's financial position and results of operations.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 8.     Financial Statements and Supplementary Data


                                                    Table of Contents Page

Independent Auditors' Report...............................................15

Balance Sheets as of March 30, 1998 and 1997................................16

Statements of Operations for the years ended March 30, 1998, 1997 and 1996...17

Statements of Changes in Partners' Equity (Deficit) for the years ended
  March 30, 1998, 1997 and 1996.............................................18

Statements of Cash Flows for the years ended March 30, 1998, 1997 and 1996..19

Notes to Financial Statements as of March 30, 1998, 1997 and 1996.........21



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                            INDEPENDENT AUDITORS' REPORT


To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 1998 and 1997, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1998. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1998, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 11, 1998

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                                      BALANCE SHEETS
                                 MARCH 30, 1998 AND 1997

                                                 Notes           1998         1997
                                                 -----     -----------------------
ASSETS

Cash and cash equivalents                         3,9      $  419,372  $409,413
Restricted cash                                  3,5,9         84,433    1,309,208
Investments in bonds available-for-sale           4,9       3,065,441    2,854,771
Investment in local partnerships                  5,8       8,515,114   10,905,064
Interest receivable                                9           21,909    25,173
                                                           -----------------------------

                                                           $ 12,106,269 $ 15,503,629

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses            8       $  997,634  $ 862,114
  Payable to general partner                      6,8         930,614    800,043
  Capital contributions payable                   5,9          84,433  1,309,208
  Other                                                       16,450      21,200
                                                           ----------------------------

                                                               2,029,131    2,992,565

Commitments and contingencies                     5,8

Partners' equity (deficit)                        2,4

  General partner                                            (214,858)    (188,365)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                       10,258,714   12,881,544
  Unrealized gain (loss) on investments in
   bonds available-for-sale, net                               33,282      (182,115)
                                                            ----------    ---------
                                                              10,077,138  12,511,064

                                                           $ 12,106,269 $ 15,503,629













                            See Notes to Financial Statements.

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 STATEMENTS OF OPERATIONS
                        YEARS ENDED MARCH 30, 1998, 1997 AND 1996



                                      Notes           1998          1997          1996
                                      -----  -----------------------------------------
REVENUE

Interest                                     $      250,973    $  317,065       $335,724
Other income from local partnerships                  6,672
                                             --------------      ----------     --------

TOTAL REVENUE                                       257,645        317,065        335,724
                                             ----------------    -----------   ---------


EXPENSES

Administration fees                     8       230,571       230,571        230,571
Management fees                        6,8      230,571       230,571        230,571
Professional fees                                67,118        45,849         50,757
Printing, postage and other                      20,277        18,804         15,482
Amortization                                                                   3,125
                                             --------------------------------------------

TOTAL EXPENSES                                   548,537       525,795       530,506
                                             ------------------------------------------

Loss from operations                           (290,892)     (208,730)      (194,782)

Equity in loss of investment in         5       (2,358,431)   (2,509,806)   (3,249,195)
                                             ------------- ------------- -------------
local partnerships

NET LOSS                                     $ (2,649,323) $ (2,718,536) $ (3,443,977)
                                             ============  ============  ============


NET LOSS ATTRIBUTABLE TO                2

  General partner                            $   (26,493)   $   (27,185)   $  (34,440)
  Limited partners                              (2,622,830)   (2,691,351)   (3,409,537)
                                             ------------- ------------- -------------

                                             $ (2,649,323) $ (2,718,536) $ (3,443,977)

NET LOSS per unit of limited
partnership
  interest (35,883 units of limited
  partnership interest)                      $  (73.09)    $  (75.00)    $   (95.02)
                                             ===========================================










                            See Notes to Financial Statements.

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                        YEARS ENDED MARCH 30, 1998, 1997 AND 1996



                                                              Unrealized
                                                            Gain (Loss) on
                                                            Investments in
                                    General    Limited     Bonds Available-
                                      Partner    Partners       For-Sale,       Total
                                                                  Net
Partners' equity (deficit),       $ (126,740) $ 18,982,432 $     (202,799)  $ 18,652,893
  March 30, 1995

Net loss                            (34,440)  (3,409,537)                     (3,443,977)

Unrealized gain on investments
  in bonds available-for-sale,                                     107,692         107,692
                                  ----------------------------------------  --------------
  net

Partners' equity (deficit),        (161,180)  15,572,895       (95,107)     15,316,608
  March 30, 1996

Net loss                            (27,185)  (2,691,351)                   (2,718,536)

Unrealized loss on investments
  in bonds available-for-sale,                                 (87,008)        (87,008)
                                  ----------------------------------------- ---------------
  net

Partners' equity (deficit),        (188,365)  12,881,544      (182,115)     12,511,064
  March 30, 1997

Net loss                            (26,493)  (2,622,830)                   (2,649,323)

Unrealized gain on investments in
  bonds available-for-sale, net                                 215,397         215,397
                                  ----------------------------------------  --------------

Partners' equity (deficit),       $ (214,858) $ 10,258,714    $ 33,282       $ 10,077,138
                                  ==========  ============ ===============  ============
  March 30, 1998





















                            See Notes to Financial Statements.

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 STATEMENTS OF CASH FLOWS
                        YEARS ENDED MARCH 30, 1998, 1997 AND 1996



                                                      1998         1997         1996
                                                  ----------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                 $   183,964  $   248,496  $   256,741
Cash used for local partnerships for deferred         (4,750)      (4,750)      (4,750)
expenses
Cash paid for
   administration fees                              (100,000)    (100,000)    (100,000)
   management fees                                  (100,000)    (100,000)    (100,000)
   professional fees                                 (55,618)     (40,999)     (41,357)
   printing, postage and other expenses              (26,828)      (9,989)     (12,736)
                                                  ------------ -------------------------

Net cash used in operating activities               (103,232)       (7,242)     (2,102)
                                                  -----------  --------------------------


CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local        38,191       33,605       29,682
partnerships
Maturity/redemption of bonds                          75,000      200,000
Transfer from (to) restricted cash                 1,224,775     (206,881)     300,000
Investment in local partnerships                  (1,224,775)                 (300,000)
Investments in bonds                                                          (301,554)
                                                  --------------------------------------

Net cash provided by (used in) investing             113,191        26,724    (271,872)
                                                  ------------ -------------------------
activities

Net increase (decrease) in cash and cash               9,959       19,482     (273,974)
equivalents

Cash and cash equivalents at beginning of year         409,413      389,931      663,905
                                                  ------------ ------------ ------------

CASH AND CASH EQUIVALENTS AT END OF YEAR          $   419,372  $   409,413  $   389,931
                                                  ===========  ===========  ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds    $   215,397  $   (87,008) $   107,692
                                                  ===========  ===========  ===========
   available-for-sale, net

Increase in capital contributions payable                      $   206,881
                                                               ===========


-----------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
20.









                            See Notes to Financial Statements.

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                          STATEMENTS OF CASH FLOWS - (Continued)
                        YEARS ENDED MARCH 30, 1998, 1997 AND 1996



                                                       1998         1997         1996
                                                 ------------------------------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES

Net loss                                         $ (2,649,323)$ (2,718,536)$ (3,443,977)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local         2,358,431    2,509,806    3,249,195
   partnerships
   Distributions from local partnerships            (6,672)
   classified as other income
   Amortization of organization costs                                          3,125
   Amortization of net premium on investments       14,907       16,852       18,640
   in bonds
   Accretion of zero coupon bonds                  (85,180)     (88,256)     (86,046)
   Decrease (increase) in interest receivable        3,264        2,835      (11,577)
   Increase in accounts payable and accrued        135,520      144,236      142,717
   expenses
   Increase in payable to general partner          130,571      130,571      130,571
   Decrease in other liabilities                   (4,750)       (4,750)     (4,750)
                                                 -----------------------------------------

NET CASH USED IN OPERATING ACTIVITIES            $ (103,232)   $ (7,242)     $(2,102)
                                                 =========================================



























                            See Notes to Financial Statements.

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                              NOTES TO FINANCIAL STATEMENTS
                              MARCH 30, 1998, 1997 AND 1996

1.   Organization, Purpose and Summary of Significant Accounting Policies

     American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit established by Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the general partner of the Partnership.

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

     The Partnership accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in
     income  is  earned  by  such  Local  Partnership.   Distributions  received
     subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from Local Partnerships.

     The Partnership regularly assesses its investments in Local Partnerships for the existence of impairment. If an investment in a Local Partnership is considered to be permanently impaired, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in Local Partnerships.

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

     Adoption of Accounting Standard

     The  Partnership  has  adopted  Statement  of  Financial   Accounting
     Standard ("SFAS") No. 128, "Earnings Per Share" and SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 128 establishes standards for computing and presenting earnings per share. SFAS No. 129 requires the disclosure in summary form within the financial statements of the pertinent rights and privileges of the various securities outstanding. The adoption of SFAS Nos. 128 and 129 has not materially impacted the Partnership's reported earnings, financial condition, cash flows or presentation of the financial statements.

     Accounting Standard not yet Adopted

     On March 31, 1998, the Partnership adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 is not expected to have a material impact on the Partnership's financial position and results of operations.

                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                           MARCH 30, 1998, 1997 AND 1996


1.Organization,Purpose and Summary of Significant Accounting Policies(continued)

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

   Investments in Bonds Available-For-Sale

   Investments in bonds classified as available-for-sale represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are reported as a separate component of partners' equity (deficit).

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

   Reclassification

   Certain reclassifications of amounts have been made to conform to the current year presentation.

2. Capital Contributions

   On March 12, 1990, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in four closings. At these closings, subscriptions for a total of 35,883 Units representing $35,883,000 in limited partners' capital contributions were accepted. In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,418,530, of which $75,000 was capitalized as organization costs and $4,343,530 was charged to the limited partners' equity as syndication costs. The Partnership received a capital contribution of $100 from the General Partner.

   Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement.

                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                           MARCH 30, 1998, 1997 AND 1996

3.   Cash and Cash Equivalents and Restricted Cash

     As of March 30, 1998, the Partnership has cash and cash equivalents and restricted cash in the aggregate of $503,805 which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

4.   Investments in Bonds Available-For-Sale

     The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances which may arise in connection with the Local Partnerships. Investments in bonds available-for-sale are reflected in the accompanying balance sheets at estimated fair value.

     As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                 Gross       Gross      Estimated
                                   Amortized  unrealized  unrealized      fair
     Description and maturity           cost      gains       losses       value
     Corporate debt securities
       After one year through     $680,637     $13,309     $(74)     $  693,872
        five years
       After five years through    367,021       7,481     (2,467)      372,035
       ten years
       After ten years             842,237      16,400     (7,550)      851,087
                                  --------------------------------------------------

                                  1,889,895     37,190     (10,091)   1,916,994
                                  ------------------------------------ ------------
     U.S. Treasury debt
     securities
       After five years through    537,345       5,202    (1,275)       541,272
       ten years
       After ten years             479,189       5,608       --         484,797

                                  1,016,534     10,810    (1,275)     1,026,069
                                  -------------------------------------------------
     U.S. government and agency
     securities
       After ten years             125,730           -     (3,352)      122,378
                                  --------------------------------------------------

                                  $ 3,032,159 $ 48,000    $(14,718)  $3,065,441
                                  =========== ======================== ===========


     As of March 30, 1997, certain information  concerning  investments in bonds available-for-sale is as follows:
                                               Gross       Gross      Estimated
                                   Amortized  unrealized  unrealized      fair
     Description and maturity           cost      gains       losses      value
    --------------------------     ----------   -------      --------    ------
     Corporate debt securities
       Within one year            $ 76,647    $  --        $ (873)    $  75,774
       After one year through      486,202        77       (4,059)     482,220
        five years
       After five years through    401,902       --       (18,362)      383,540
       ten years
       After ten years            1,009,978      --       (53,824)      956,154
                                  ---------------------------------------------

                                     1,974,729    77      (77,118)    1,897,688
                                  ---------------------------------------------
     U.S. Treasury debt
     securities
       After ten years              936,320       --      (88,427)    847,896
                                  --------------------------------------------

     U.S. government and agency
     securities
       After ten years              125,834        --      (16,647)     109,187
                                  ---------------------------------------------
                                  $ 3,036,886 $   77     $(182,192) $ 2,854,771
                                  =========== ========    ========== ===========





                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                       NOTES TO FINANCIAL STATEMENTS - (Continued)
                              MARCH 30, 1998, 1997 AND 1996


5.   Investment in Local Partnerships

     As of March 30, 1998, the Partnership owns a limited partnership interest in the following Local Partnerships:

        1. April Gardens Apartments II Limited Partnership;
        2. Ashland Park Apartments, L.P.;
        3. Auburn Family, L.P.;
        4. Batesville Family, L.P.;
        5. Bay Springs Elderly, L.P.;
        6. Brisas del Mar Apartments Limited Partnership;
        7. Bruce Housing Associates, L.P.;
        8. Carrington Limited Dividend Housing Association Limited Partnership;
        9. Chestnut Park Associates, L.P.*;
       10. Chowan Senior Manor Associates Limited Partnership;
       11. Christian Street Commons Associates (the "Christian Street Local Partnership");
       12. Country View Apartments;
       13. Desarrollos de Belen Limited Partnership;
       14. Desarrollos de Emaus Limited Partnership;
       15. Ellinwood Heights Apartments, L.P.;
       16. Fulton Street Houses Limited Partnership;
       17. Hayes Run Limited Partnership;
       18. Howard L. Miller Sallisaw Apartments II, L.P.;
       19. Hurlock Meadow Limited Partnership;
       20. Ivy Family, L.P.;
       21. Justin Associates;
       22. LaBelle Commons, Ltd.;
       23. Lawrence Road Properties, Ltd.;
       24. Loma Del Norte Limited Partnership;
       25. Long Reach Associates Limited Partnership;
       26. Mirador del Toa Limited Partnership;
       27. Moore Haven Commons, Ltd.;
       28. NP-89 Limited Dividend Housing Association Limited Partnership;
       29. Nash Hill Associates, Limited Partnership;
       30. North Calhoun City, L.P.;
       31. Orange City Plaza, Limited Partnership;
       32. Puerta del Mar Limited Partnership;
       33. Purvis Heights Properties, L.P.;
       34. Queen Lane Investors;
       35. Somerset Manor, Ltd.;
       36. Sugar Cane Villas, Ltd.;
       37. Summerfield Apartments Limited Partnership;
       38. Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) (the"Sydney Engel Local Partnership")*;
       39. Union Valley Associates Limited Partnership;
       40. Walnut Grove Family, L.P.;
       41. Waynesboro Apartments Limited Partnership;
       42. West Calhoun City, L.P.; and
       43. Westminster Apartments Limited Partnership.

       * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

     AMERICAN TAX CREDIT PROPERTIES III L.P.
                       NOTES TO FINANCIAL STATEMENTS - (Continued)
                              MARCH 30, 1998, 1997 AND 1996

5.  Investment in Local Partnerships (continued)

   Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, acquired a 99% Local Partnership Interest in certain Local Partnerships as follows:


                                           The
                                        Partnership    ATCP II
            Batesville Family, L.P.        61.75%         37.25%
            Bruce Housing Associates,      61.75          37.25
            L.P.
            Carrington Limited Dividend
            Housing                        65.95          33.05
              Association Limited
            Partnership
            Ivy Family, L.P.               61.75          37.25
            Lawrence Road Properties,      61.75          37.25
            Ltd.
            Mirador del Toa Limited        59.06          39.94
            Partnership
            Purvis Heights Properties,     61.75          37.25
            L.P.
            Queen Lane Investors           48.50          50.50

   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has committed to make capital contribution payments in the aggregate amount of $29,264,476 of which the Partnership has paid $29,180,043 and $84,433 is outstanding. Restricted cash in the accompanying balance sheet as of March 30, 1998 represents such outstanding capital contribution, which is payable upon one Local Partnership's satisfaction of specified conditions related to operations. As of December 31, 1997, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,920,000 and accrued interest payable on such loans totaling approximately $2,110,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note
   1). The amount of such excess losses applied to other partners' capital was $1,665,224, $534,104 and $175,282 for the years ended December 31, 1997, 1996 and 1995, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

   The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are reflected on pages 26 and 27, respectively.

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                       NOTES TO FINANCIAL STATEMENTS - (Continued)
                              MARCH 30, 1998, 1997 AND 1996

5.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of December 31, 1997 and 1996 are as follows:

                                                          1997           1996
                                                   --------------------------
     ASSETS
     Cash and other investments                    $   863,259   $   1,340,942
     Rents receivable                                  456,077         354,108
     Capital contributions receivable                   84,433       1,309,208
     Escrow deposits and reserves                    4,403,622       3,763,306
     Land                                            3,910,215       3,964,692
     Buildings and improvements (net of
       accumulated depreciation of $27,045,787      87,586,072      92,443,378
       and $23,212,364)
     Intangible assets (net of accumulated
       amortization of $584,504 and $1,039,889)        762,749         748,879
     Other                                           1,401,766          772,465
                                                   --------------------------------

                                                   $  99,468,193  $ 104,696,978
                                                   =============  =============
     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities

       Accounts payable and accrued expenses       $   442,564   $    512,801
       Due to related parties                        5,247,688       5,127,931
       Mortgage and construction loans              86,919,773      87,351,443
       Notes payable                                    62,111          70,804
       Accrued interest                              2,109,721       1,782,695
       Other                                           580,863        557,856
                                                   --------------------------------

                                                      95,362,720     95,403,530
     Partners' equity (deficit)

       American Tax Credit Properties III L.P.
        Capital contributions, net of
          distributions (includes receivable of     29,048,449      29,079,605
          $84,433 and $1,309,208)
        Cumulative loss                             (20,522,876)   (18,164,445)
                                                   -------------- --------------

                                                      8,525,573     10,915,160

       General partners and other limited
        partners, including ATCP II
        Capital contributions, net of                 (123,346)        764,757
        distributions
        Cumulative loss                             (4,296,754)     (2,386,469)
                                                   ------------------------------

                                                      (4,420,100)    (1,621,712)

                                                       4,105,473      9,293,448

                                                   $  99,468,193  $ 104,696,978
                                                   =============  =============

                         AMERICAN TAX CREDIT PROPERTIES III L.P.
                       NOTES TO FINANCIAL STATEMENTS - (Continued)
                              MARCH 30, 1998, 1997 AND 1996



5.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                          1997             1996             1995
                                     ---------------  ---------------  ---------
     REVENUE

     Rental                          $ 10,466,426     $ 10,325,782     $ 10,245,866
     Interest and other                   365,948          437,813          377,903
                                     --------------   --------------   --------------

     TOTAL REVENUE                     10,832,374       10,763,595       10,623,769
                                     ------------     ------------     ------------

     EXPENSES

     Administrative                     2,049,122        2,121,842        2,158,197
     Utilities                          1,013,167        1,018,174          966,013
     Operating, maintenance and         2,253,753        1,987,209        2,150,242
       other
     Taxes and insurance                1,270,567        1,249,956        1,149,897
     Interest (including
       amortization of $48,430,         3,464,203        3,534,807        3,677,468
       $105,969 and $192,541)
     Depreciation                       4,017,625        4,111,594        4,199,670
     Loss from impairment of            1,032,653
       long-lived assets             --------------     -------------   -----------


     TOTAL EXPENSES                     15,101,090       14,023,582       14,301,487
                                     -------------    -------------    -------------

     NET LOSS                        $  (4,268,716)   $  (3,259,987)   $  (3,677,718)
                                     =============    =============    =============

     NET LOSS ATTRIBUTABLE TO

       American Tax Credit           $  (2,358,431)   $  (2,509,806)   $  (3,249,195)
       Properties III L.P.
       General partners and other
        limited partners,  including
        ATCP II, which includes
        specially allocated items of
        revenue (expense) to certain
        general partners of $0, ($828)
        and $14,573, and
        $1,665,224, $534,104 and
        $175,282 of American Tax
        Credit Properties III L.P.
        loss in excess of
        investment                   (1,910,285)         (750,181)        (428,523)
                                     ------------     -------------    -------------
                                     $ (4,268,716)    $ (3,259,987)    $ (3,677,718)
                                     ============     ============     ============

----------------------------------------------------------------------------
                        AMERICAN TAX CREDIT PROPERTIES III L.P.
--------------------------------------------------------------------------
                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                             MARCH 30, 1998, 1997 AND 1996

5.                       Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:

                                                    Cash      Cash
                        Investment Partnership's distrib-    distrib-      Investment
                           in Local   equity in  tion      tion classi-   in Local        Capital
                         Partnership  loss for   received    fied as      Partnership   contribution
                           balance       the    during the   other income   balance       payable
                            as of   year ended    year      during the      as of         as of
Name of Local Partnership  March      December   ended      year ended       March         March
                             30,     31, 1997   March        March 30,      30, 1998        30,
                            1997                30, 1998     1998                           1998
-------------------------------------------------------------------------------------------
April Gardens Apartments
  II Limited Partnership    $         $       (2)    $(960)     $960       $ --    $ --
Ashland Park Apartments,      56,021  (51,802)     --         --          4,219   --
  L.P.
Auburn Family, L.P.           50,541  (10,791)     --         --         39,750   --
Batesville Family, L.P.       --      --     (2)   --         --         --       --
Bay Springs Elderly, L.P.     93,455  (20,374)     --         --         73,081   --
Brisas del Mar Apartments     --      --     (2)  (1,320)     1,320      --       --
  Limited Partnership
Bruce Housing Associates,     46,518  (16,029)     --         --         30,489   --
  L.P.
Carrington Limited
  Dividend Housing          1,126,050 (115,198)    --         --        1,010,852 --
  Association Limited
  Partnership
Chestnut Park Associates,   1,346,249 (487,017)    --         --        859,232   --
  L.P.
Chowan Senior Manor
  Associates Limited          62,319  (54,389)     --         --          7,930   --
  Partnership
Christian Street Commons     400,233  (400,233) (1)--         --          --       --
  Associates
Country View Apartments      185,611  (28,719)      (750)     --        156,142   --
Desarrollos de Belen         160,973  (58,452)     --         --        102,521   --
  Limited Partnership
Desarrollos de Emaus         242,640  (78,082)     --         --        164,558   --
  Limited Partnership
Ellinwood Heights             40,017  (25,785)     --         --         14,232   --
  Apartments, L.P.
Fulton Street Houses         850,560  (280,887)    --         --        569,673   --
  Limited Partnership
Hayes Run Limited             --      --     (2)   --         --         --       --
  Partnership
Howard L. Miller Sallisaw     36,263  (5,856)      --         --         30,407   --
  Apartments II, L.P.
Hurlock Meadow Limited         8,747  (7,247)(1) (1,500)     --         --       84,433
  Partnership
Ivy Family, L.P.              34,473  (17,102)     --         --         17,371   --
Justin Associates           1,131,016 (130,723)    --         --        1,000,293 --
LaBelle Commons, Ltd.        104,805  (27,055)    (2,500)     --         75,250   --
Lawrence Road Properties,      3,327  (3,327) (1)  --         --         --       --
  Ltd.
Loma Del Norte Limited       149,057  (26,623)    (2,000)     --        120,434   --
  Partnership
Long Reach Associates        220,147  (48,059)     --         --        172,088   --
  Limited Partnership
Mirador del Toa Limited       --      --     (2)    (572)       572      --       --
  Partnership
Moore Haven Commons, Ltd.     --      --     (2)   --         --         --       --
NP-89 Limited Dividend
  Housing Association       1,644,687 (136,116)   (10,000)    --        1,498,571 --
  Limited Partnership
Nash Hill Associates,        192,666  (18,780)    (3,637)     --        170,249   --
  Limited Partnership
North Calhoun City, L.P.      82,162  (6,224)      --         --         75,938   --
Orange City Plaza, Limited   391,105  (15,551)     --         --        375,554   --
  Partnership
Puerta del Mar Limited        --      --     (2)  (1,320)     1,320      --       --
  Partnership
Purvis Heights Properties,    71,362  (22,933)     --         --         48,429   --
  L.P.
Queen Lane Investors         268,117  (58,615)    (3,632)     --        205,870   --
Somerset Manor, Ltd.          --      --     (2)   --         --         --       --
Sugar Cane Villas, Ltd.       --      --     (2)   --         --         --       --
Summerfield Apartments       716,388  (43,007)    (5,000)     --        668,381   --
  Limited Partnership
Sydney Engel Associates       --      --     (2)  (2,500)     2,500      --       --
  L.P.
Union Valley Associates      118,570  (40,993)    (1,250)     --         76,327   --
  Limited Partnership
Walnut Grove Family, L.P.     39,568  (23,742)     --         --         15,826   --
Waynesboro Apartments         96,977  (40,712)    (1,250)     --         55,015   --
  Limited Partnership
West Calhoun City, L.P.      119,943  (14,560)     --         --        105,383   --
Westminster Apartments       814,497  (43,448)     --         --        771,049   --
                            ------------------------------------------------------------------
  Limited Partnership
                        $ 10,905,064 $(2,358,431) $(38,191)  $6,672   $ 8,515,114 $84,433
                            =========================================   ====================

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

--------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES III L.P.
--------------------------------------------------------------------------------
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.                                  Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1997 is as follows:

                                                              Cash
                        Investment            Partnership's  distribution   Investment
                        in Local    Investment  equity in     received       in Local     Capital
                       Partnership   during      loss for      during      Partnership  contributions
                        balance     the year       the         year         balance        payable
                         as of       ended     year ended      ended        as of          as of
Name of Local Partnership   March    March      December      March        March         March 30,
                             30,    30, 1997    31, 1996     30, 1997     30, 1997         1997
                           1996
-------------------------------------------------------------------------------------------
April Gardens Apartments
  II Limited Partnership    $ 12,149  $--     $ (12,149)(1) $--         $ --    $ --
Ashland Park Apartments,      78,159  --        (22,138)     --         56,021    --
  L.P.
Auburn Family, L.P.           64,880  --        (14,339)     --         50,541    --
Batesville Family, L.P.       30,768  --        (30,768) (1) --         --        --
Bay Springs Elderly, L.P.    116,684  --        (23,229)     --         93,455    --
Brisas del Mar Apartments     88,088  --        (88,088) (1) --         --        --
  Limited Partnership
Bruce Housing Associates,     69,671  --        (23,153)     --         46,518    --
  L.P.
Carrington Limited
  Dividend Housing          1,292,293 --        (166,243)    --       1,126,050   --
  Association Limited
  Partnership
Chestnut Park Associates,   1,820,198 --        (473,949)    --       1,346,249   --
  L.P.
Chowan Senior Manor
  Associates Limited         122,700  --        (58,785)    (1,596)     62,319    --
  Partnership
Christian Street Commons     452,959  --        (52,726)     --        400,233    --
  Associates
Country View Apartments      212,279  --        (26,668)     --        185,611    --
Desarrollos de Belen         219,370  --        (58,397)     --        160,973    --
  Limited Partnership
Desarrollos de Emaus         326,694  --        (84,054)     --        242,640    --
  Limited Partnership
Ellinwood Heights             64,847  --        (24,830)     --         40,017    --
  Apartments, L.P.
Fulton Street Houses        1,068,793 --        (218,233)    --        850,560    --
  Limited Partnership
Hayes Run Limited              --     --        --     (2)   --         --        --
  Partnership
Howard L. Miller Sallisaw     56,318  --        (20,055)     --         36,263    --
  Apartments II, L.P.
Hurlock Meadow Limited        44,006  --        (33,759)    (1,500)      8,747    84,433
  Partnership
Ivy Family, L.P.              50,887  --        (16,414)     --         34,473    --
Justin Associates           1,276,798 --        (145,782)    --       1,131,016   --
LaBelle Commons, Ltd.        131,459  --        (26,654)     --        104,805    --
Lawrence Road Properties,     11,618  --        (8,291)      --          3,327    --
  Ltd.
Loma Del Norte Limited       187,621  --        (34,564)    (4,000)    149,057    --
  Partnership
Long Reach Associates        257,434  --        (37,287)     --        220,147    --
  Limited Partnership
Mirador del Toa Limited       36,843  --        (36,843) (1) --         --        --
  Partnership
Moore Haven Commons, Ltd.      --     --        --     (2)   --         --        --
NP-89 Limited Dividend
  Housing Association       1,752,636 --        (97,949)    (10,000)  1,644,687   --
  Limited Partnership
Nash Hill Associates,        217,456  --        (24,790)     --        192,666    --
  Limited Partnership
North Calhoun City, L.P.      96,558  --        (14,396)     --         82,162    --
Orange City Plaza, Limited   400,715  --        (7,036)     (2,574)    391,105    --
  Partnership
Puerta del Mar Limited        75,079  --        (75,079) (1) --         --        --
  Partnership
Purvis Heights Properties,    77,168  --        (5,806)      --         71,362    --
  L.P.
Queen Lane Investors         327,426  --        (53,661)    (5,648)    268,117    --
Somerset Manor, Ltd.          25,927  --        (25,927) (1) --         --        --
Sugar Cane Villas, Ltd.       81,185  --        (77,898) (1)(3,287)     --        --
Summerfield Apartments       776,800  --        (55,412)    (5,000)    716,388    --
  Limited Partnership
Sydney Engel Associates        --    206,881   (206,881) (1)  --         --     1,224,775
  L.P.
Union Valley Associates     145,809   --        (27,239)     --        118,570    --
  Limited Partnership
Walnut Grove Family, L.P.     65,309  --        (25,741)     --         39,568    --
Waynesboro Apartments        114,774  --        (17,797)     --         96,977    --
  Limited Partnership
West Calhoun City, L.P.      142,592  --        (22,649)     --        119,943    --
Westminster Apartments       848,644   --        (34,147)   --         814,497    --
                            -------------------------------------------------------------------
  Limited Partnership
                       $13,241,594 $206,881 $(2,509,806) $(33,605) $10,905,064  $1,309,208
                            ===============================================================

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance. (2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

-----------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES III L.P.
----------------------------------------------------------------------------
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1997 is as follows:

                                       Mortgage             Buildings      Accumulated
       Name of Local Partnership      loans         Land    and            depreciation
                                       payable              improvements
     -----------------------------------------------------------------------------
     April Gardens Apartments II      $2,004,455  $39,984  $2,469,537  $(706,940)
       Limited Partnership
     Ashland Park Apartments, L.P.    1,042,772    50,160   1,247,739  (321,176)
     Auburn Family, L.P.               472,356     20,000     557,595  (135,833)
     Batesville Family, L.P.          1,443,783    52,000   1,806,202  (474,324)
     Bay Springs Elderly, L.P.         678,794     38,000     841,698  (200,630)
     Brisas del Mar Apartments        2,664,848   100,280   3,227,091  (946,001)
       Limited Partnership
     Bruce Housing Associates, L.P.   1,112,700    16,000   1,418,598  (408,466)
     Carrington Limited Dividend
       Housing Association Limited    3,464,852   200,000   6,364,620  (1,803,962)
       Partnership
     Chestnut Park Associates, L.P.   5,239,113   781,700   8,654,778  (2,121,750)
     Chowan Senior Manor Associates   1,267,699    86,101   1,495,884  (374,073)
       Limited Partnership
     Christian Street Commons          627,335      -           -          -
       Associates
     Country View Apartments           941,880     35,698   1,213,947  (182,517)
     Desarrollos de Belen Limited     1,889,550    96,190   2,490,637  (430,785)
       Partnership
     Desarrollos de Emaus Limited     3,211,920   214,000   4,031,061  (634,977)
       Partnership
     Ellinwood Heights Apartments,     691,142     10,000     864,075  (199,073)
       L.P.
     Fulton Street Houses Limited     3,869,930         2   5,959,123  (1,258,635)
       Partnership
     Hayes Run Limited Partnership    1,431,884    85,060   1,481,235  (273,151)
     Howard L. Miller Sallisaw         618,138     39,000     725,785  (175,072)
       Apartments II, L.P.
     Hurlock Meadow Limited           1,276,908    49,525   1,559,298  (381,270)
       Partnership
     Ivy Family, L.P.                  801,919     11,000   1,035,459  (304,284)
     Justin Associates                2,483,842    27,472   4,344,154  (943,253)
     LaBelle Commons, Ltd.            1,018,217    98,947   1,184,937  (243,375)
     Lawrence Road Properties, Ltd.    762,171     50,000     928,273  (238,923)
     Loma Del Norte Limited           1,443,839    84,874   1,769,702  (310,772)
       Partnership
     Long Reach Associates Limited    1,485,035   118,446   1,868,040  (360,604)
       Partnership
     Mirador del Toa Limited          1,891,902   105,000   2,327,341  (682,219)
       Partnership
     Moore Haven Commons, Ltd.         932,340     73,645   1,197,000  (327,540)
     NP-89 Limited Dividend Housing
       Association Limited            4,306,098   150,000   7,333,401  (1,728,582)
       Partnership
     Nash Hill Associates, Limited    1,475,786   123,876   1,676,137  (310,390)
       Partnership
     North Calhoun City, L.P.          495,462     12,000     631,120  (152,679)
     Orange City Plaza, Limited        529,837     53,904   1,041,636  (205,726)
       Partnership
     Puerta del Mar Limited           2,537,277   115,000   3,046,045  (905,213)
       Partnership
     Purvis Heights Properties, L.P.  1,153,999    47,000   1,443,465  (367,819)
     Queen Lane Investors             1,580,073    60,301   2,735,277  (670,274)
     Somerset Manor, Ltd.              901,698     53,383   1,097,281  (284,763)
     Sugar Cane Villas, Ltd.          3,322,803    58,500   4,059,461  (1,080,291)
     Summerfield Apartments Limited   1,806,784   195,411   2,683,173  (416,913)
       Partnership
     Sydney Engel Associates L.P.     17,831,381  284,305   19,436,525 (4,991,233)
     Union Valley Associates Limited  1,453,673    97,800   1,745,528  (319,584)
       Partnership
     Walnut Grove Family, L.P.         850,407     30,000   1,011,054  (243,598)
     Waynesboro Apartments Limited    1,490,153    76,000   1,786,404  (353,765)
       Partnership
     West Calhoun City, L.P.           783,367     18,000   1,012,925  (237,939)
     Westminster Apartments Limited  1,631,651     51,651   2,828,618  (337,413)
       Partnership
                                  $ 86,919,773 $3,910,215 $114,631,859 $(27,045,787)

-------------------------------------------------------------------------------
                     AMERICAN TAX CREDIT PROPERTIES III L.P.
----------------------------------------------------------------------------
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1998, 1997 AND 1996

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 1996 is as follows:

                                      Mortgage
                                      &                     Buildings    Accumulated
     Name of Local Partnership        construction  Land    and          depreciation
                                      loans                 improvements
                                       payable
     ------------------------------------------------------------------------------
     April Gardens Apartments II     $2,008,084   $39,984 $ 2,469,537 $ (603,482)
       Limited Partnership
     Ashland Park Apartments, L.P.    1,044,903    50,160   1,247,739   (275,608)
     Auburn Family, L.P.               474,003     20,000    557,595    (114,723)
     Batesville Family, L.P.          1,446,124    52,000   1,792,091   (430,084)
     Bay Springs Elderly, L.P.         680,053     38,000    841,698    (168,886)
     Brisas del Mar Apartments        2,670,432   100,280   3,227,091   (809,838)
       Limited Partnership
     Bruce Housing Associates, L.P.   1,115,155    16,000   1,418,598   (354,315)
     Carrington Limited Dividend
       Housing Association Limited    3,487,158   200,000   6,359,188  (1,571,765)
       Partnership
     Chestnut Park Associates, L.P.   5,284,761   781,700   8,654,778  (1,806,605)
     Chowan Senior Manor Associates   1,271,652    86,101   1,495,884   (312,327)
       Limited Partnership
     Christian Street Commons          633,184     54,477   1,159,293   (181,117)
       Associates
     Country View Apartments           943,663     35,698   1,213,947   (148,618)
     Desarrollos de Belen Limited     1,892,733    96,190   2,494,877   (349,038)
       Partnership
     Desarrollos de Emaus Limited     3,217,134   214,000   4,030,443   (498,543)
       Partnership
     Ellinwood Heights Apartments,     692,502     10,000    848,072    (183,547)
       L.P.
     Fulton Street Houses Limited     3,869,930         2   5,945,597  (1,040,785)
       Partnership
     Hayes Run Limited Partnership    1,434,682    85,060   1,474,537   (235,260)
     Howard L. Miller Sallisaw         619,235     39,000    719,572    (162,101)
       Apartments II, L.P.
     Hurlock Meadow Limited           1,279,669    49,525   1,559,298   (321,304)
       Partnership
     Ivy Family, L.P.                  805,507     11,000   1,034,698   (264,504)
     Justin Associates                2,511,407    27,472   4,342,929   (784,957)
     LaBelle Commons, Ltd.            1,020,357    98,947   1,184,937   (200,178)
     Lawrence Road Properties, Ltd.    763,628     50,000    928,273    (214,369)
     Loma Del Norte Limited           1,446,530    84,874   1,757,151   (259,644)
       Partnership
     Long Reach Associates Limited    1,487,788   118,446   1,868,040   (308,488)
       Partnership
     Mirador del Toa Limited          1,896,098   105,000   2,327,341   (586,192)
       Partnership
     Moore Haven Commons, Ltd.         934,175     73,645   1,197,000   (281,595)
     NP-89 Limited Dividend Housing
       Association Limited            4,375,085   150,000   7,303,939  (1,458,692)
       Partnership
     Nash Hill Associates, Limited    1,478,728   123,876   1,676,137   (263,530)
       Partnership
     North Calhoun City, L.P.          498,050     12,000    624,675    (128,202)
     Orange City Plaza, Limited        549,795     53,904   1,039,150   (172,506)
       Partnership
     Puerta del Mar Limited           2,542,593   115,000   3,046,045   (775,703)
       Partnership
     Purvis Heights Properties, L.P.  1,156,152    47,000   1,439,927   (329,168)
     Queen Lane Investors             1,587,345    60,301   2,731,943   (570,265)
     Somerset Manor, Ltd.              903,396     53,383   1,085,401   (240,659)
     Sugar Cane Villas, Ltd.          3,329,461    58,500   4,059,461   (930,713)
     Summerfield Apartments Limited   1,827,382   195,411   2,683,173   (345,735)
       Partnership
     Sydney Engel Associates L.P.     17,939,501  284,305   19,436,525 (4,281,622)
     Union Valley Associates Limited  1,456,431    97,800   1,745,528   (272,610)
       Partnership
     Walnut Grove Family, L.P.         851,857     30,000   1,006,847   (204,670)
     Waynesboro Apartments Limited    1,493,131    76,000   1,785,244   (304,922)
       Partnership
     West Calhoun City, L.P.           789,306     18,000   1,012,925   (198,963)
     Westminster Apartments Limited  1,642,683     51,651   2,828,618   (266,531)
       Partnership
                                  $ 87,351,443 $3,964,692 $115,655,742 $(23,212,364)

                AMERICAN TAX CREDIT PROPERTIES III L.P.
              NOTES TO FINANCIAL STATEMENTS - (Continued)
                     MARCH 30, 1998, 1997 AND 1996

5.              Investment in Local Partnerships (continued)

   The summary of property activity during the year ended December 31, 1997 is as follows:

                                           Net change
                          Balance as of   during the year    Balance as of
                        December 31, 1996      ended       December 31, 1997
                                              December 31,
                                              1997
      Land              $        3,964,692   $     (54,477)   $     3,910,215
      Buildings and            115,655,742       (1,023,883)       114,631,859
                        -----------------------------------------------------
      improvements
                              119,620,434       (1,078,360)      118,542,074
      Accumulated             (23,212,36)       (3,833,423)      (27,045,787)
                        ------------------------------------------------------
      depreciation
                        $       96,408,070     $ 4,911,783     $   91,496,287
                        =====================================================

   On April 18, 1997 the Sydney Engel Local Partnership closed on its permanent mortgages with the City of New York. Upon closing, the Partnership paid the Sydney Engel Local Partnership its outstanding capital contribution of $1,224,775, which included an additional capital contribution of $206,881, resulting from the delay in closing the mortgages, which was paid from reserves.

   Due to ongoing operating deficits and the uncertainty of future operating income, the Christian Street Local Partnership determined the underlying rental property to be permanently impaired and has recognized an impairment loss of $1,032,653 as of December 31, 1997.

6. Transactions with General Partner and Affiliates

   For the years ended  March 30,  1998,  1997 and 1996,  the  Partnership  paid
   and/or  incurred  the  following   amounts  to  the  General  Partner  and/or
   affiliates in connection with services provided to the Partnership:



                                  1998              1997              1996
                           -----------------------------------------------
                            Paid  Incurred    Paid  Incurred    Paid  Incurred
      Management fees      $100,000 $230,571 $100,000 $230,571 $100,000 $230,571
       (see Note 8)



   For the years ended December 31, 1997, 1996 and 1995, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:



                                       1997         1996                    1995
                          -----------------------------------  -----------------

                              Paid  Incurred  Paid  Incurred   Paid   Incurred

      Property            $ 112,083  $127,518  $3,599 $35,787  $35,817 $35,884
        management fees

      Insurance             22,079    22,079   35,943  34,316   37,140   34,779

      Property                 --       --        --       --   150,000     --
        development fees

   The property development fees were capitalized by the Local Partnerships.

                AMERICAN TAX CREDIT PROPERTIES III L.P.
              NOTES TO FINANCIAL STATEMENTS - (Continued)
                     MARCH 30, 1998, 1997 AND 1996


7. Taxable Loss

   A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1998, 1997 and 1996 to the tax return net loss for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                                1998            1997             1996
                                         --------------------------------------------
     Financial  statement  net  loss for
       the years ended  March 30,  1998, $ (2,649,323)   $ (2,718,536)    $ (3,443,977)
       1997 and 1996

     Add (less) net transactions
     occurring between
       January 1, 1995 and March 30,         --               --              (52,556)
       1995
       January 1, 1996 and March 30,         --              (49,819)          49,819
       1996
       January 1, 1997 and March 30,        (58,090)           58,090               --
       1997
       January 1, 1998 and March 30,            76,012            --               --
                                         -------------   -----------------   -----------
       1998

     Adjusted financial statement net
       loss for the years ended December (2,631,401)      (2,710,265)      (3,446,714)
       31, 1997, 1996 and 1995

     Adjustment to management fees
       pursuant to Internal Revenue         130,571          130,571          130,571
       Code Section 267

     Differences arising from equity
       in loss of investment in            (718,329)        (514,969)        (200,215)
       Local Partnerships

     Interest revenue                      (208,732)          --               --

     Other differences                      (5,367)            (107)        (14,250)
                                         --------------- ---------------- ---------------

     Tax return net loss for the
       years ended December 31,          $ (3,433,258)   $ (3,094,770)    $ (3,530,608)
                                         ============    ============     ============
       1997, 1996 and 1995

     The differences between the equity in the investment in Local Partnerships for tax return and financial reporting purposes as of December 31, 1997 and 1996 are as follows:

                                                   1997            1996
                                             --------------------------
     Investment in Local Partnerships -      $  8,525,573    $ 10,915,160
     financial reporting
     Investment in Local Partnerships - tax     7,473,246      10,581,161
                                             ------------   ---------------
                                             $  1,052,327    $   333,999
                                             ============    ==============

     Payable to general partner in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                AMERICAN TAX CREDIT PROPERTIES III L.P.
              NOTES TO FINANCIAL STATEMENTS - (Continued)
                     MARCH 30, 1998, 1997 AND 1996


8.   Commitments and Contingencies

     Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 1998. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 1998. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees in the amount of $930,614 and $800,043 are recorded as payable to general partner in the accompanying balance sheets as of March 30, 1998 and 1997, respectively.

     In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for its administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 1998. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 1998. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees in the amount of $930,625 and $800,054 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1998 and 1997, respectively.

     The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act whereby the United States Department of Housing and Urban Development ("HUD") has been given authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. HUD has additional programs which, in general, provide for restructuring rents and/or mortgages where rents may be adjusted to market levels and mortgage terms may be adjusted based on the reduction in rents, although there may be instances in which only rents, but not mortgages, are restructured. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the
     Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract, which covers certain rental units, is scheduled to expire in October 1998.

     On July 16, 1997, the Partnership received a demand for certain information with respect to the holders of Units, the stated purpose of which was to assist such party in making an offer to Unit holders to purchase their Units and otherwise to communicate with them concerning such an offer. Subsequently, the Partnership requested certain information from such party in order to assess the appropriateness of the demand. On July 28, 1997, a complaint was filed in the Court of Chancery of the State of Delaware in and for New Castle County against the Partnership, the General Partner and its general partner seeking, among other things, an order directing the defendants to immediately furnish the requested information and awarding the plaintiff any resulting damages. A one day trial was held on September 29, 1997. On December 5, 1997, the Court of Chancery issued a memorandum opinion and order, holding that the plaintiff is entitled to the requested information regarding Unit holders. On December 15, 1997, defendants filed a Notice of Appeal to the Supreme Court of Delaware, which appeal was heard and denied. The Partnership has complied with the Court of Chancery's order.

                AMERICAN TAX CREDIT PROPERTIES III L.P.
              NOTES TO FINANCIAL STATEMENTS - (Continued)
                     MARCH 30, 1998, 1997 AND 1996


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

   The estimated fair value of the Partnership's financial instruments as of March 30, 1998 and 1997 are disclosed elsewhere in the financial statements.

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

------------------------------------------------------------------------
1Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 50, is the sole Director and President of Richman Housing. Mr. Richman is the President and sole stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Eric P. Richelson, age 46, is a Vice President of Richman Housing. Mr. Richelson is President of Wilder Richman Management Corporation, a property management company affiliated with Richman Housing. In addition, Mr. Richelson is a Vice President of Richman Asset
Management, LLC ("RAM") an affiliate of Richman Housing. Mr. Richelson's responsibilities in connection with RAM include advisory services provided to a small business investment company.

Neal Ludeke, age 40, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of RAM. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

David A. Salzman, age 37, is a Vice President of Richman Housing. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 42, is the Secretary of Richman Housing. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11.    Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 1998, Richman Housing did not pay any remuneration to any of its officers or its director.

Item 12.    Security   Ownership  of  Certain  Beneficial  Owners  and
       Management

As of May 20, 1998, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1997 allocated to the General Partner were $34,333 and $55,780, respectively. The tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1997 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $27,751 and $45,088, respectively.

Indebtedness of Management.

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1998.

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

        (3)  Exhibits

                                               Incorporated by
                         Exhibit               Reference to
    10.1     April Gardens Apartments II       Exhibit 10.1 to Form 10-Q
             Limited Partnership (A Delaware   Report
             Limited Partnership) Amended and  dated December 30, 1990
             Restated Agreement of Limited     (File No. 33-31390)
             Partnership
    10.2     Ashland Park Apartments, L.P.     Exhibit 10.2 to Form 10-K
             Second Amended and Restated       Report
             Agreement of Limited Partnership  dated March 30, 1991
                                               (File No. 33-31390)
    10.3     Auburn Family, L.P. Amended and   Exhibit 10.1 to Form 10-Q
             Restated Limited Partnership      Report
             Agreement and Certificate of      dated December 31, 1991
             Limited Partnership               (File No. 0-19217)
    10.4     Amended No. 2 to the Batesville   Exhibit 10.2 to Form 10-Q
             Family, L.P. Amended and          Report
             Restated Agreement of Limited     dated December 30, 1990
             Partnership                       (File No. 33-31390)
    10.5     Batesville Family, L.P.           Exhibit 10.2 to Form 10-Q
             Amendment No. 3 to the Amended    Report
             and Restated Agreement of         dated December 31, 1991
             Limited Partnership               (File No. 0-19217)
    10.6     Bay Springs Elderly, L.P. (A      Exhibit 10.1 to Form 10-Q
             Mississippi Limited Partnership)  Report
             Amended and Restated Limited      dated September 29, 1991
             Partnership Agreement and         (File No. 0-19217)
             Certificate of Limited
             Partnership
    10.7     Brisas del Mar Apartments         Exhibit 10.3 to Form 10-Q
             Limited Partnership (A Delaware   Report
             Limited Partnership) Amended and  dated December 30, 1990
             Restated Agreement of Limited     (File No. 33-31390)
             Partnership
    10.8     Amendment No. 1 to the Bruce      Exhibit 10.8 to Form 10-K
             Housing Associates, L.P. Amended  Report
             and Restated Agreement of         dated March 30, 1992
             Limited Partnership               (File No. 33-31390)

                                               Incorporated by
                        Exhibit                Reference to
    10.9    Amendment No. 2 to the Bruce       Exhibit 10.4 to Form 10-Q
            Housing Associates, L.P. Amended   Report
            and Restated Agreement of Limited  dated December 30, 1990
            Partnership                        (File No. 33-31390)
    10.10   Bruce Housing Associates, L.P.     Exhibit 10.3 to Form 10-Q
            Amendment No. 3 to the Amended     Report
            and Restated Agreement of Limited  dated December 31, 1991
            Partnership                        (File No. 0-19217)
    10.11   Carrington Limited Dividend        Exhibit 10.1 to Form 10-Q
            Housing Association Limited        Report
            Partnership Amended and Restated   dated September 29, 1990
            Agreement of Limited Partnership   (File No. 33-31390)
    10.12   Carrington Limited Dividend        Exhibit 10.2 to Form 10-Q
            Housing Association Limited        Report
            Partnership Second Amended and     dated September 29, 1990
            Restated Agreement of Limited      (File No. 33-31390)
            Partnership
    10.13   Carrington Limited Dividend        Exhibit 10.5 to Form 10-Q
            Housing Association Limited        Report
            Partnership Amendment No. 1 to     dated December 30, 1990
            the Second Amended and Restated    (File No. 33-31390)
            Agreement of Limited Partnership
    10.14   Chestnut Park Associates, L.P.     Exhibit 10.3 to Form 10-Q
            Amended and Restated Agreement of  Report
            Limited Partnership                dated September 29, 1990
                                               (File No. 33-31390)
    10.15   Chowan Senior Manor Associates     Exhibit 10.15 to Form 10-K
            Limited Partnership Amended and    Report
            Restated Agreement of Limited      dated March 30, 1992
            Partnership                        (File No. 33-31390)
    10.16   Christian Street Commons           Exhibit 10.16 to Form 10-K
            Associates Amended and Restated    Report
            Limited Partnership Agreement and  dated March 30, 1992
            Certificate of Limited Partnership (File No. 33-31390)
    10.17   Country View Apartments Second     Exhibit 10.17 to Form 10-K
            Amended and Restated Limited       Report
            Partnership Agreement and          dated March 30, 1992
            Certificate of Limited Partnership (File No. 33-31390)
    10.18   Desarrollos de Belen Limited       Exhibit 10.18 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated March 30, 1992
                                               (File No. 33-31390)
    10.19   Desarrollos de Emaus Limited       Exhibit 10.19 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated March 30, 1992
                                               (File No. 33-31390)
    10.20   Ellinwood Heights Apartments,      Exhibit 10.1 to Form 10-Q
            L.P. Amended and Restated          Report
            Agreement of Limited Partnership   dated June 29, 1991
                                               (File No. 0-19217)

                         Exhibit               Incorporated  by  Reference
                                       to
    10.21   Fulton Street Houses Limited       Exhibit 10.21 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated March 30, 1992
                                               (File No. 33-31390)
    10.22   Hayes Run Limited Partnership      Exhibit 10.2 to Form 10-Q
            Amended and Restated Agreement of  Report
            Limited Partnership                dated June 29, 1991
                                               (File No. 0-19217)
    10.23   Howard L. Miller Sallisaw          Exhibit 10.10 to Form 10-K
            Apartments II, L.P. Third Amended  Report
            and Restated Agreement and         dated March 30, 1991
            Certificate of Limited Partnership (File No. 33-31390)
    10.24   Hurlock Meadow Limited             Exhibit 10.24 to Form 10-K
            Partnership Amended and Restated   Report
            Limited Partnership Agreement      dated March 30, 1992
                                               (File No. 33-31390)
    10.25   Amendment No. 1 to the Ivy         Exhibit 10.6 to Form 10-Q
            Family, L.P. Amended and Restated  Report
            Agreement of Limited Partnership   dated December 30, 1990
                                               (File No. 33-31390)
    10.26   Ivy Family, L.P. Amendment No. 3   Exhibit 10.4 to Form 10-Q
            to the Amended and Restated        Report
            Agreement of Limited Partnership   dated December 31, 1991
                                               (File No. 0-19217)
    10.27   Justin Associates Amended and      Exhibit 10.7 to Form 10-Q
            Restated Agreement and             Report
            Certificate of Limited Partnership dated December 30, 1990
                                               (File No. 33-31390)
    10.28   LaBelle Commons, Ltd. Amended and  Exhibit 10.13 to Form 10-K
            Restated Agreement of Limited      Report
            Partnership                        dated March 30, 1991
                                               (File No. 33-31390)
    10.29   LaBelle Commons, Ltd. Amendment    Exhibit 10.29 to Form 10-K
            No. 1 to Amended and Restated      Report
            Agreement of Limited Partnership   dated March 30, 1992
                                               (File No. 33-31390)
    10.30   Amendment No. 2 to the Lawrence    Exhibit 10.8 to Form 10-Q
            Road Properties, Ltd. Amended and  Report
            Restated Agreement of Limited      dated December 30, 1990
            Partnership                        (File No. 33-31390)
    10.31   Lawrence Road Properties, Ltd.     Exhibit 10.5 to Form 10-Q
            Amendment No. 3 to the Amended     Report
            and Restated Agreement of Limited  dated December 31, 1991
            Partnership                        (File No. 0-19217)
    10.32   Loma Del Norte Limited             Exhibit 10.2 to Form 10-Q
            Partnership Amended and Restated   Report
            Limited Partnership Agreement      dated September 29, 1991
                                               (File No. 0-19217)
    10.33   Long Reach Associates Limited      Exhibit 10.15 to Form 10-K
            Partnership Sixth Amended and      Report
            Restated Agreement of Limited      dated March 30, 1991
            Partnership                        (File No. 33-31390)

                         Exhibit               Incorporated  by  Reference
                                       to
    10.34   Mirador del Toa Limited            Exhibit 10.16 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated March 30, 1991
                                               (File No. 33-31390)
    10.35   Amendment No. 1 to the Mirador     Exhibit 10.17 to Form 10-K
            del Toa Limited Partnership        Report
            Amended and Restated Agreement of  dated March 30, 1991
            Limited Partnership                (File No. 33-31390)
    10.36   Moore Haven Commons, Ltd. Amended  Exhibit 10.9 to Form 10-Q
            and Restated Agreement of Limited  Report
            Partnership                        dated December 30, 1990
                                               (File No. 33-31390)
    10.37   NP-89 Limited Dividend Housing     Exhibit 10.3 to Form 10-Q
            Association Limited Partnership    Report
            Second Restated and Amended        dated June 29, 1991
            Agreement of Limited Partnership   (File No. 0-19217)
    10.38   Nash Hill Associates, Limited      Exhibit 10.37 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated March 30, 1992
                                               (File No. 33-31390)
    10.39   North Calhoun City, L.P. (A        Exhibit 10.3 to Form 10-Q
            Mississippi Limited Partnership)   Report
            Amended and Restated Limited       dated September 29, 1991
            Partnership Agreement and          (File No. 0-19217)
            Certificate of Limited Partnership
    10.40   Orange City Plaza, Limited         Exhibit 10.40 to Form 10-K
            Partnership Amended and Restated   Report
            Partnership Agreement              dated March 30, 1992
                                               (File No. 33-31390)
    10.41   Puerta del Mar Limited             Exhibit 10.10 to Form 10-Q
            Partnership (A Delaware Limited    Report
            Partnership) Amended and Restated  dated December 30, 1990
            Agreement of Limited Partnership   (File No. 33-31390)
    10.42   Amendment No. 2 to the Purvis      Exhibit 10.11 to Form 10-Q
            Heights Properties, L.P. Amended   Report
            and Restated Agreement of Limited  dated December 30, 1990
            Partnership                        (File No. 33-31390)
    10.43   Purvis Heights Properties, L.P.    Exhibit 10.6 to Form 10-Q
            Amendment No. 3 to the Amended     Report
            and Restated Agreement of Limited  dated December 31, 1991
            Partnership                        (File No. 0-19217)
    10.44   Queen Lane Investors Amendment     Exhibit 10.12 to Form 10-Q
            No. 1 to Amended and Restated      Report
            Agreement and Certificate of       dated December 30, 1990
            Limited Partnership                (File No. 33-31390)
    10.45   Somerset Manor, Ltd. Amended and   Exhibit 10.13 to Form 10-Q
            Restated Agreement and             Report
            Certificate of Limited Partnership dated December 30, 1990
                                               (File No. 33-31390)
    10.46   Sugar Cane Villas, Ltd. Amended    Exhibit 10.23 to Form 10-K
            and Restated Agreement of Limited  Report
            Partnership                        dated March 30, 1991
                                               (File No. 33-31390)

                                               Incorporated by
                        Exhibit                Reference to
    10.47   Summerfield Apartments Limited     Exhibit 10.47 to Form 10-K
            Partnership Amended and Restated   Report
            Agreement of Limited Partnership   dated March 30, 1992
                                               (File No. 33-31390)
    10.48   Amendment No.1 to the Summerfield
            Apartments Limited Partnership
            Amended and Restated Agreement of
            Limited Partnership
    10.49   Sydney Engel Associates Second     Exhibit 10.4 to Form 10-Q
            Amended and Restated Agreement of  Report
            Limited Partnership                dated September 29, 1990
                                               (File No. 33-31390)
    10.50   First Amendment to Second Amended  Exhibit 10.49 to Form 10-K
            and Restated Agreement of Limited  Report
            Partnership of Sydney Engel        dated March 30, 1997
            Associates                         (File No. 0-19217)
    10.51   Second Amendment to Second         Exhibit 10.50 to Form 10-K
            Amended and Restated Agreement of  Report
            Limited Partnership of Sydney      dated March 30, 1997
            Engel Associates L.P.              (File No. 0-19217)
    10.52   Third Amendment to Second Amended  Exhibit 10.51 to Form 10-K
            and Restated Agreement of Limited  Report
            Partnership of Sydney Engel        dated March 30, 1997
            Associates L.P.                    (File No. 0-19217)
    10.53   Fourth Amendment to Second         Exhibit 10.52 to Form 10-K
            Amended and Restated Agreement of  Report
            Limited Partnership of Sydney      dated March 30, 1997
            Engel Associates L.P.              (File No. 0-19217)
    10.54   Union Valley Associates Limited    Exhibit 10.14 to Form 10-Q
            Partnership Amended and Restated   Report
            Agreement and Certificate of       dated December 30, 1990
            Limited Partnership                (File No. 33-31390)
    10.55   Walnut Grove Family, L.P. (A       Exhibit 10.4 to Form 10-Q
            Mississippi Limited Partnership)   Report
            Amended and Restated Limited       dated September 29, 1991
            Partnership Agreement and          (File No. 0-19217)
            Certificate of Limited Partnership
    10.56   Waynesboro Apartments Limited      Exhibit 10.15 to Form 10-Q
            Partnership Amended and Restated   Report
            Agreement and Certificate of       dated December 30, 1990
            Limited Partnership                (File No. 33-31390)
    10.57   West Calhoun City, L.P. (A         Exhibit 10.5 to Form 10-Q
            Mississippi Limited Partnership)   Report
            Amended and Restated Limited       dated September 29, 1991
            Partnership Agreement and          (File No. 0-19217)
            Certificate of Limited Partnership
    10.58   Westminster Apartments Limited     Exhibit 10.53 to Form 10-K
            Partnership Second Amended and     Report
            Restated Agreement of Limited      dated March 30, 1992
            Partnership                        (File No. 33-31390)
    27      Financial Data Schedule





                                               Incorporated by
                        Exhibit                Reference to
                        -------                ------------
    28.0    Pages 20  through  31, 44  through Exhibit 28.0 to Form 10-K
            71   and   78    through   80   of Report
            Prospectus  filed pursuant to Rule dated March 30, 1990
            424(b)(3) under  Securities Act of (File No. 33-31390)
            1933
    28.1    Pages 14 through 19 of  Prospectus  Exhibit  28.1 to Form 10-K filed pursuant to Rule 424(b)(3) Report under Securities Act of 1933 dated
            March 30, 1991
                                               (File No. 33-31390)
    28.2    Supplement No. 1 dated June 6,     Exhibit 28.2 to Form 10-K
            1990 to Prospectus                 Report
                                               dated March 30, 1991
                                               (File No. 33-31390)
    28.3    Supplement No. 2 dated November    Exhibit 28.3 to Form 10-K
            21, 1990 to Prospectus             Report
                                               dated March 30, 1991
                                               (File No. 33-31390)
    28.4    Supplement No. 3 dated December    Exhibit 28.4 to Form 10-K
            20, 1990 to Prospectus             Report
                                               dated March 30, 1991
                                               (File No. 33-31390)
    28.5    Supplement No. 4 dated October     Exhibit 28.5 to Form 10-K
            30, 1991 to Prospectus             Report
                                               dated March 30, 1992
                                               (File No. 33-31390)
    28.6    Supplement No. 5 dated December    Exhibit 28.6 to Form 10-K
            26, 1991 to Prospectus             Report
                                               dated March 30, 1992
                                               (File No. 33-31390)
    28.7    Supplement No. 6 dated January     Exhibit 28.7 to Form 10-K
            15, 1992 to Prospectus             Report
                                               dated March 30, 1990
                                               (File No. 33-31390)

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

Dated:  June 29, 1998               /s/    Richard Paul Richman
        -------------               ---------------------------
                                    by:   Richard Paul Richman
                                        President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                        Title                         Date
     /s/ Richard Paul Richman     President, Chief                 June 29, 1998
     ------------------------                                      -------------
                                  Executive Officer
                                  and Director of the
                                  general partner
                                  of the General Partner

     /s/ Neal Ludeke              Vice President and               June 29, 1998
     ------------------------                                      -------------
                                  Treasurer of
                                  the general partner of
                                  the General
                                  Partner (Principal
                                  Financial and
                                  Accounting Officer of
                                  Registrant)