Form 10-Q
period 1998-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1998-08-14
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934
 ---
For the quarterly period ended June 29, 1998

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                       Table of Contents                               Page


Balance Sheets as of June 29, 1998 (Unaudited) and March 30, 1998 (Unaudited)............3

Statements of Operations for the three months ended June 29, 1998 (Unaudited)
    and June 29, 1997 (Unaudited)........................................................4

Statements of Cash Flows for the three months ended June 29, 1998 (Unaudited)
    and June 29, 1997 (Unaudited)........................................................5

Notes to Financial Statements as of June 29, 1998 (Unaudited)............................7



                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                     June 29,         March 30,
                                                           Notes        1998              1998
                                                           -----  ---------------- -----------
ASSETS

Cash and cash equivalents                                         $       488,494  $       419,372
Restricted cash                                              4           84,433           84,433
Investments in bonds available-for-sale                      3        3,025,565        3,065,441
Investment in local partnerships                             4        8,052,922        8,515,114
Interest receivable                                                      30,967           21,909
                                                                  ----------------------------------

                                                                  $  11,682,381    $  12,106,269
                                                                  =============    =============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                           $     1,041,402  $       997,634
  Payable to general partner                                            963,257          930,614
  Capital contributions payable                              4           84,433           84,433
  Other                                                                  16,450           16,450
                                                                  ----------------------------------

                                                                        2,105,542        2,029,131

Commitment and contingencies                                 4

Partners' equity (deficit)

  General partner                                                      (220,130)        (214,858)
  Limited partners (35,883 units of limited partnership
    interest outstanding)                                             9,736,813       10,258,714
  Accumulated other comprehensive income                    2,3          60,156           33,282
                                                                  --------------------------------

                                                                        9,576,839      10,077,138

                                                                  $  11,682,381    $  12,106,269
                                                                  =============    =============











                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                          STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                   (UNAUDITED)



                                                           Notes       1998             1997
                                                           -----  --------------   ---------
REVENUE

Interest                                                          $     61,859     $     65,729
Other income from local partnerships                                     4,172           4,172
                                                                  -------------    --------------

TOTAL REVENUE                                                            66,031           69,901
                                                                  -------------    -------------

EXPENSES

Administration fees                                                    57,643           57,643
Management fees                                                        57,643           57,643
Professional fees                                                      12,412           10,750
Printing, postage and other                                             9,855            5,900
                                                                  --------------   --------------

TOTAL EXPENSES                                                         137,553          131,936
                                                                  ------------     ------------

Loss from operations                                                  (71,522)         (62,035)

Equity in loss of investment in local partnerships           4        (455,651)        (515,689)
                                                                  ------------     ------------

NET LOSS                                                             (527,173)        (577,724)

Other comprehensive income                                  2,3         26,874          65,815
                                                                  ---------------- --------------

COMPREHENSIVE LOSS                                                $   (500,299)    $  (511,909)
                                                                  =============    ============

NET LOSS ATTRIBUTABLE TO

  General partner                                                 $    (5,272)   $      (5,777)
  Limited partners                                                   (521,901)        (571,947)
                                                                  -----------      -----------

                                                                  $  (527,173)     $  (577,724)
                                                                  ===========      ===========

NET LOSS per unit of limited partnership interest
  (35,883 units of limited partnership interest)                  $      (14.54)   $      (15.94)
                                                                  =============    =============










                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                          STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                   (UNAUDITED)



                                                                                      1997
                                                                        1998
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $    34,551   $      38,490
Cash paid for
    administration fees                                             (25,000)         (25,000)
    management fees                                                 (25,000)         (25,000)
    professional fees                                                (1,287)         (10,000)
    printing, postage and other expenses                             (9,855)         (7,451)
                                                                --------------  --------------

Net cash used in operating activities                                 (26,591)        (28,961)
                                                                -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships          10,713           18,559
Redemption of bonds                                                  85,000
Transfer from restricted cash                                                      1,224,775
Investment in a local partnership                                                 (1,224,775)
                                                                 ----------------------------

Net cash provided by investing activities                               95,713          18,559
                                                                --------------  --------------

Net increase (decrease) in cash and cash equivalents                 69,122          (10,402)

Cash and cash equivalents at beginning of period                      419,372         409,413
                                                                -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $    488,494    $    399,011
                                                                ============    ============

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net $      26,874   $      65,815
                                                                ==============  =============

---------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.














                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    THREE MONTHS ENDED JUNE 29, 1998 AND 1997
                                   (UNAUDITED)



                                                                     1998            1997
                                                                --------------  ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES

Net loss                                                        $  (527,173)    $  (577,724)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships               455,651          515,689
  Distributions from local partnerships classified as other         (4,172)          (4,172)
    income
  Amortization of net premium on investments in bonds                3,314            3,727
  Accretion of zero coupon bonds                                   (21,564)         (22,063)
  Increase in interest receivable                                   (9,058)          (8,903)
  Increase in payable to general partner                            32,643           32,643
  Increase in accounts payable and accrued expenses                 43,768           31,842
                                                                -------------   --------------

NET CASH USED IN OPERATING ACTIVITIES                           $    (26,591)   $   (28,961)
                                                                ============    ===========



























                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 1998
                                   (UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.

    Certain reclassifications of amounts have been made to conform to the current period presentation.

2.  Comprehensive Income

    On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations includes an amount for other comprehensive income, as well as comprehensive loss. Other comprehensive income consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income in the accompanying statement of operations for the three months ended June 29, 1998 resulted from a net unrealized gain on investments in bonds available-for-sale of $26,874. Accumulated other comprehensive income in the accompanying balance sheet as of June 29, 1998 reflects the cumulative net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statement of operations for the three months ended June 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130

3.  Investments in Bonds Available-For-Sale

    As of June 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                           Gross          Gross
                                          Amortized      unrealized     unrealized      Estimated
      Description and maturity                 cost         gains           losses         fair
                                                                                        value

      Corporate debt securities
        Within one year                 $   139,555   $       --     $       (647)  $    138,908
        After one year through five         539,143        11,864             --         551,007
          years
        After five years through ten        602,018        29,323           (587)        630,754
        years
        After ten years                     607,083           1,664         (8,032)        600,715
                                        -----------     -----------    -----------    ------------

                                          1,887,799          42,851         (9,266)     1,921,384
                                        -----------     -----------    -----------    -----------

      U.S. Treasury debt securities
        After ten years                   1,036,906           27,888             --      1,064,794
                                        -----------     ------------   ---------------------------

      U.S. government and agency
      securities
        After ten years                         40,704            --          (1,317)         39,387
                                        --------------  ----------------------------  --------------

                                        $ 2,965,409     $    70,739    $  (10,583)    $ 3,025,565
                                        ===========     ===========    ==========     ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


4.  Investment in Local Partnerships

    The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, of which the Partnership has paid $29,180,043 and $84,433 are outstanding as of June 29, 1998. Restricted cash in the accompanying balance sheet as of June 29, 1998 represents such outstanding capital contribution, which is payable upon one Local Partnership's satisfaction of specified conditions related to operations. As of March 31, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,785,000 and accrued interest payable on such loans totaling approximately $2,195,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.


    For the three months ended June 29, 1998, the investment in Local Partnerships activity consists of the following:

          Investment in Local Partnerships as of March    $  8,515,114
          30, 1998

          Equity in loss of investment in Local                 (455,651)   *
          Partnerships

          Cash distributions received from Local                 (10,713)
            Partnerships

          Cash distributions classified as other income             4,172
                                                         ----------------

          Investment in Local Partnerships as of June      $   8,052,922
          29,1998                                          =============



    * Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $356,022 for the three months ended March 31, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

    The combined unaudited balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)


4.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 1998 and December 31, 1997 are as follows:

                                                                          March 31,      December 31,
                                                                           1998            1997
                                                                    ---------------------------
     ASSETS

     Cash and other investments                                     $     1,377,343 $       863,259
     Rents receivable                                                    428,550          456,077
     Capital contributions receivable                                     84,433           84,433
     Escrow deposits and reserves                                      3,989,265        4,403,622
     Land                                                              3,910,215        3,910,215
     Buildings and improvements (net of accumulated depreciation
       of $28,049,370 and $27,045,787)                                86,599,431       87,586,072
     Intangible assets (net of accumulated amortization of
       $592,546 and $584,504)                                            750,457          762,749
     Other                                                              1,259,49       1,401,766
                                                                    --------------------------------

                                                                    $   98,399,188  $  99,468,193
                                                                    ==============  =============

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities

       Accounts payable and accrued expenses                     $       428,203 $       442,564
       Due to related parties                                          5,137,790        5,247,688
       Mortgage loans                                                 86,785,499       86,919,773
       Notes payable                                                      33,725           62,111
       Accrued interest                                                2,195,490        2,109,721
       Other                                                             607,967          580,863
                                                                    ---------------------------------

                                                                         95,188,674      95,362,720
     Partners' equity (deficit)

       American Tax Credit Properties III L.P.
         Capital contributions, net of distributions (includes
           receivable of $84,433)                                     29,031,317       29,048,449
         Cumulative loss                                               (20,978,527)    (20,522,876)
                                                                    --------------  --------------

                                                                           8,052,790      8,525,573

       General partners and other limited partners, including
         ATCP II
         Capital contributions, net of distributions                    (140,962)        (123,346)
         Cumulative loss                                                 (4,701,314)     (4,296,754)
                                                                    --------------- ---------------

                                                                         (4,842,276)     (4,420,100)

                                                                          3,210,514       4,105,473
                                                                    ---------------      ----------
                                                                    $  98,399,188   $  99,468,193
                                                                    =============   =============


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1998
                                   (UNAUDITED)

4.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 1998 and 1997 are as follows:

                                                                          1998            1997
                                                                    --------------------------
     REVENUE

     Rental                                                         $ 2,615,715      $ 2,620,956
     Interest and other                                                    79,279          81,609
                                                                    -------------   -------------

     TOTAL REVENUE                                                    2,694,994        2,702,565
                                                                    -----------      -----------

     EXPENSES

     Administrative                                                     495,485          509,595
     Utilities                                                          279,931          288,693
     Operating, maintenance and other                                   587,786          475,229
     Taxes and insurance                                                329,825          326,318
     Financial (including amortization of $12,292 and $11,654)          858,595          883,918
     Depreciation                                                      1,003,583       1,016,932
                                                                    ------------    ------------

     TOTAL EXPENSES                                                    3,555,205       3,500,685
                                                                    ------------    ------------

     NET LOSS                                                       $    (860,211)  $   (798,120)
                                                                    =============== ============

     NET LOSS ATTRIBUTABLE TO

     American Tax Credit Properties III L.P.                        $   (455,651)   $   (515,689)
     General partners and other limited partners, including
       ATCP II, which includes $356,022 and $214,390 of
       American Tax Credit Properties III L.P. loss in excess           (404,560)       (282,431)
                                                                    ------------    ------------
       of investment

                                                                    $   (860,211)   $   (798,120)
                                                                    ============    ============

    The combined results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

5.  Additional Information

    Additional  information,  including  the audited  March 30,  1998  Financial
    Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1998 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1998, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit under Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 1998, Registrant received cash from interest revenue, redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $29,000 during the three months ended June 29, 1998 (which included a net unrealized gain on investments in bonds of approximately $27,000, the amortization of net premium on investments in bonds of approximately $3,000 and the accretion of zero coupon bonds of approximately $22,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 30, 1998 of $455,651 and cash distributions received from Local Partnerships of $10,713 (exclusive of distributions from Local Partnerships of $4,172 classified as other income). Accounts payable and accrued expenses and payable to general partner in the accompanying balance sheet as of June 29, 1998 represents deferred administration fees and management fees, respectively.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 4 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended June 29, 1998 and 1997 resulted in net losses of $527,173 and $577,724, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships. The decrease in equity in loss of investment in Local Partnerships is primarily the result of an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $142,000 in accordance with the equity method of accounting, partially offset by Registrant's share of the increase in net loss of the Local Partnerships of approximately $62,000. Other comprehensive income for the three months ended June 29, 1998 and 1997 resulted from net unrealized gain on investments in bonds available-for-sale of $26,874 and $65,815, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        (continued)

The Local Partnerships' net loss of approximately $860,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $2,695,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,539,000 and approximately $1,016,000 of depreciation and amortization expenses. The Local Partnership' net loss of approximately $798,000 for the three months ended March 31, 1997 was attributable to rental and other revenue of approximately $2,703,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,472,000 and approximately $1,029,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contract, which covers certain rental units, is scheduled to expire in October 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of a local partnership (the "Local General Partner") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 1998, revenue from operations, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and any required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of the Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $6,000 for the three months ended March 31, 1998, which includes property management fees of approximately $1,000. Accordingly, the net operating deficit was approximately $5,000. As of March 31, 1998, the Local General Partners have advanced approximately $78,000 under their Deficit Guarantee obligation.
Registrant's investment balance in the Christian Street Local Partnership, after the cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Christian Street Local Partnership.

The Local General Partner of Fulton Street Houses Limited Partnership (the "Fulton Street Local Partnership") has escrowed deposits in the name of the Fulton Street Local Partnership to cover operating deficits. The balance of this escrow is approximately $250,000 as of March 31, 1998. The mortgage does not require any Mandatory Debt Service payments during the Compliance Period. The Fulton Street Local Partnership incurred an operating deficit of approximately $15,000 for the three months March 31, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from the Fulton Street Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
(continued)

The terms of the partnership agreement of Sydney Engel Associates L.P. (the "Sydney Engel Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Sydney Engel Local Partnership incurred an operating deficit of approximately $49,000 for the three months ended March 31, 1998, which includes property management fees of approximately $26,000. Accordingly, the net operating deficit was approximately $23,000. As of March 31, 1998, the Sydney Engel Local Partnership has escrowed deposits of approximately $426,000 to cover operating deficits. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from the Sydney Engel Local Partnership.

The terms of the partnership agreement of Batesville Family, L.P. (the "Batesville Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Batesville Local Partnership incurred an operating deficit of approximately $7,000 for the three months ended March 31, 1998, which includes property management fees of approximately $500. Of Registrant's total annual income Low-income Tax Credits, approximately 1% is allocated from the Batesville Local Partnership.


Adoption of Accounting Standard

On March 31, 1998, Registrant adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. The adoption of SFAS No. 130 has not materially impacted Registrant's financial position and results of operations.

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


Dated: August 13, 1998                              /s/ Richard Paul Richman
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


Dated: August 13, 1998                              /s/ Neal Ludeke
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