Form 10-Q
period 1998-09-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1998-11-05
CIK 856135

UNITED STATES
                                           SECURITIES AND EXCHANGE COMMISSION
                                                 Washington, D.C. 20549


                                                       FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 29, 1998

                                                           OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from                   to
                               -----------------   ------------------

                                       Commission file number: 0-19217


                                   American Tax Credit Properties III L.P.
                                --------------------------------------------
                          (Exact name of Registrant as specified in its charter)

Delaware
                                                            13-3545006
--------------------------------                            ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut
                                                                 06830
---------------------------------------                         ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X No ___.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.

                                             PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                                  Table of Contents                                       Page


Balance Sheets as of September 29, 1998 (Unaudited) and March 30, 1998 (Unaudited)...........................

Statements of Operations for the three and six month periods ended September 29, 1998 (Unaudited)
     and September 29, 1997 (Unaudited)......................................................................

Statements of Cash Flows for the six months ended September 29, 1998 (Unaudited)
     and September 29, 1997 (Unaudited)......................................................................

Notes to Financial Statements as of September 29, 1998 (Unaudited)...........................................


                                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                                                     BALANCE SHEETS
                                                      (UNAUDITED)

                                                                                  September 29,         March 30,
                                                                        Notes           1998                 1998
                                                                        -----   ---------------      --------------
ASSETS

Cash and cash equivalents                                                       $       494,976     $       419,372
Restricted cash                                                           4              84,433              84,433
Investments in bonds available-for-sale                                   3           3,128,592           3,065,441
Investment in local partnerships                                          4           7,608,502           8,515,114
Interest receivable                                                                      21,136              21,909
                                                                                ---------------      --------------

                                                                                $    11,337,639     $    12,106,269
                                                                                 ==============      ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                        $     1,042,979     $       997,634
   Payable to general partner                                                           995,899             930,614
   Capital contributions payable                                          4              84,433              84,433
   Other                                                                                 11,700              16,450
                                                                                ---------------      --------------

                                                                                      2,135,011           2,029,131
                                                                                ---------------      --------------

Commitments and contingencies                                             4

Partners' equity (deficit)

   General partner                                                                     (225,124)           (214,858)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                     9,242,377          10,258,714
   Accumulated other comprehensive income, net                           2,3            185,375              33,282
                                                                                ----------------     --------------

                                                                                      9,202,628          10,077,138
                                                                                ---------------      --------------

                                                                                $    11,337,639      $   12,106,269
                                                                                ===============      ==============














                                           See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Three Months     Six Months Ended      Three Months     Six Months Ended
                                                       Ended September     September 29,     Ended September      September 29,
                                                             29,                                   29,
                                              Notes           1998               1998               1997                1997
                                              -----   ---------------   ------------------- -----------------    -----------
REVENUE

Interest                                                 $     61,673      $      123,532     $       85,664     $      151,393
Other income from local partnerships                            1,580               5,752                                 4,172
                                                         ------------      --------------     --------------     --------------

TOTAL REVENUE                                                  63,253             129,284             85,664            155,565
                                                         ------------      --------------     ---------------    --------------

EXPENSES

Administration fees                                            57,642             115,285             57,642            115,285
Management fees                                                57,642             115,285             57,642            115,285
Professional fees                                               8,937              21,349              7,349             18,099
Printing, postage and other                                     4,042              13,897              4,336             10,236
                                                         ------------      --------------     --------------     --------------

TOTAL EXPENSES                                                128,263             265,816            126,969            258,905
                                                         ------------      --------------     --------------     --------------

Loss from operations                                          (65,010)           (136,532)           (41,305)          (103,340)

Equity in loss of investment in local
   partnerships                                 4            (434,420)           (890,071)          (552,778)        (1,068,467)
                                                         ------------      --------------     --------------     --------------

NET LOSS                                                     (499,430)         (1,026,603)          (594,083)        (1,171,807)

Other comprehensive income                     2,3            125,219             152,093             65,174            130,989
                                                         ------------      --------------     --------------     --------------

COMPREHENSIVE LOSS                                       $   (374,211)     $     (874,510)    $     (528,909)    $   (1,040,818)
                                                         ============      ==============     ==============     ==============



NET LOSS ATTRIBUTABLE TO

   General partner                                       $     (4,994)     $      (10,266)    $       (5,941)    $      (11,718)
   Limited partners                                          (494,436)         (1,016,337)          (588,142)        (1,160,089)
                                                         ------------      --------------     --------------     --------------

                                                         $   (499,430)     $   (1,026,603)    $     (594,083)    $   (1,171,807)
                                                         ============      ==============     ==============     ===============

NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                                 $     (13.78)     $       (28.32)    $       (16.39)    $       (32.33)
                                                         ============      ==============     ==============     ==============






                                           See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)

                                                                                    1998                1997
                                                                                ------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $    88,247       $       96,375
Cash used for local partnerships for deferred expenses                               (4,750)              (4,750)
Cash paid for
   administration fees                                                              (50,000)             (50,000)
   management fees                                                                  (50,000)             (50,000)
   professional fees                                                                (42,099)             (39,599)
   printing, postage and other expenses                                             (13,087)             (15,110)
                                                                                -----------       --------------

Net cash used in operating activities                                               (71,689)             (63,084)
                                                                                -----------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                          22,293               18,559
Maturity/redemption of bonds                                                        125,000               75,000
Transfer from restricted cash                                                                          1,224,775
Investment in local partnerships                                                                      (1,224,775)
                                                                                -----------       --------------

Net cash provided by investing activities                                           147,293               93,559
                                                                                -----------       --------------

Net increase in cash and cash equivalents                                            75,604               30,475

Cash and cash equivalents at beginning of period                                    419,372              409,413
                                                                                -----------       --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   494,976       $      439,888
                                                                                ===========       ==============


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                 $   152,093       $      130,989
                                                                                ============      ==============


------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.













                                           See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 1998 AND 1997
                                   (UNAUDITED)

                                                                                     1998                1997
                                                                                --------------    --------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                        $(1,026,603)       $ (1,171,807)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                               890,071           1,068,467
   Distributions from local partnerships classified as other income                  (5,752)             (4,172)
   Loss on maturity/redemption of investments in bonds                                  677
   Amortization of net premium on investments in bonds                                6,629               7,453
   Accretion of zero coupon bonds                                                   (43,364)            (66,157)
   Decrease in interest receivable                                                      773               3,686
   Increase in payable to general partner                                            65,285              65,285
   Increase in accounts payable and accrued expenses                                 45,345              38,911
   Decrease in other liabilities                                                     (4,750)             (4,750)
                                                                                -----------        ------------

NET CASH USED IN OPERATING ACTIVITIES                                           $   (71,689)       $    (63,084)
                                                                                ===========        ============





























                                           See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 1998 are not necessarily indicative of the results that may be expected for the entire year.

     Certain reclassifications of amounts have been made to conform to the current period presentation.


2.    Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount" for other comprehensive income, as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income in the accompanying statements of operations for the three and six month periods ended September 29, 1998 resulted from a net unrealized gain on investments in bonds available-for-sale of $125,219 and $152,093, respectively. Accumulated other comprehensive income in the accompanying balance sheet as of September 29, 1998 reflects the net unrealized gain on investments in bonds available-for-sale of $185,375. The balance sheet as of March 30, 1998 and the statements of operations for the three and six month periods ended September 29, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.


3.   Investments in Bonds Available-For-Sale

     As of September 29, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                   Gross unrealized         Gross
                                                    Amortized           gains            unrealized         Estimated
       Description and maturity                         cost                               losses           fair value
       ------------------------                    ----------      ----------------      -----------        ----------
       Corporate debt securities
          Within one year                          $  138,904        $      --        $        (174)        $ 138,730
          After one year through five years           537,855             22,015            --                559,870
          After five years through ten years          703,538             40,184            --                743,722
          After ten years                             505,419                   706               --          506,125
                                                   ----------      ----------------   ----------------      ---------

                                                    1,885,716             62,905              (174)         1,948,447
       U.S. Treasury debt securities
          After ten years                           1,057,501            122,644                  --        1,180,145
                                                 ------------      -------------      -------------------------------

                                                 $  2,943,217       $    185,549      $        (174)     $  3,128,592
                                                 ============       ============      =============      ============


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                    NOTES TO FINANCIAL STATEMENTS-(Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, of which the Partnership has paid $29,180,043 and $84,433 are outstanding as of September 29, 1998. Restricted cash in the accompanying balance sheet as of September 29, 1998 represents such outstanding capital contribution, which is payable upon one Local Partnership's satisfaction of specified conditions related to operations. As of June 30, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,649,000 and accrued interest payable on such loans totaling approximately $2,283,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 1998, the investment in Local Partnerships activity consists of the following:

           Investment in Local Partnerships as of March 30, 1998                         $  8,515,114

           Equity in loss of investment in Local Partnerships                                (890,071)*

           Cash distributions received from Local Partnerships                                (22,293)

           Cash distributions classified as other income
                                                                                                5,752

           Investment in Local Partnerships as of September 29, 1998                     $  7,608,502
                                                                                         ============

     *Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $592,085 for the six months ended June 30, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 1998 and December 31, 1997 are as follows:

                                                                                       June 30,          December 31,
                                                                                          1998                1997
                                                                                  -----------------      ------------------
      ASSETS

      Cash and cash equivalents                                                   $     1,391,111     $       863,259
      Rents receivable                                                                    391,363             456,077
      Capital contributions receivable                                                     84,433              84,433
      Escrow deposits and reserves                                                      4,626,886           4,403,622
      Land                                                                              3,910,215           3,910,215
      Buildings and improvements (net of accumulated depreciation of
        $29,053,096 and $27,045,787)                                                   85,606,836          87,586,072
      Intangible assets (net of accumulated amortization of $604,831 and
        $584,504)                                                                         738,172             762,749
      Other                                                                                 888,907         1,401,766
                                                                                  -----------------   ---------------

                                                                                   $   97,637,923       $  99,468,193
                                                                                   ==============       =============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                     $        491,205    $       442,564
        Due to related parties                                                          5,124,036           5,247,688
        Mortgage loans                                                                 86,649,493          86,919,773
        Notes payable                                                                      31,753              62,111
        Accrued interest                                                                2,282,510           2,109,721
        Other                                                                              603,468             580,863
                                                                                  ----------------    ----------------

                                                                                       95,182,465          95,362,720
                                                                                  ---------------      --------------
      Partners' equity (deficit)

        American Tax Credit Properties III L.P.
           Capital contributions, net of distributions (includes
               receivable of $84,433)                                                  29,020,603          29,048,449
           Cumulative loss                                                            (21,412,947)        (20,522,876)
                                                                                   --------------      --------------

                                                                                        7,607,656           8,525,573
                                                                                  ---------------     ---------------

        General partners and other limited partners, including ATCP II
           Capital contributions, net of distributions                                   (154,835)          (123,346)
           Cumulative loss                                                             (4,997,363)        (4,296,754)
                                                                                  ---------------     --------------

                                                                                       (5,152,198)        (4,420,100)

                                                                                         2,455,458          4,105,473
                                                                                  ----------------    ---------------

                                                                                  $    97,637,923      $  99,468,193
                                                                                  ===============      =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1998
                                   (UNAUDITED)

4.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 and 1997 are as follows:

                                                      Three Months       Six Months      Three Months       Six Months
                                                          Ended            Ended             Ended            Ended
                                                        June 30,          June 30,         June 30,          June 30,
                                                           1998            1998              1997             1997
                                                     ---------------  ---------------   ---------------  ---------

      REVENUE

      Rental                                         $  2,650,051      $   5,265,766    $  2,584,104      $  5,205,060
      Interest and other                                     84,687          163,966            87,181          168,790
                                                     --------------   --------------    --------------   --------------

      TOTAL REVENUE                                     2,734,738         5,429,732        2,671,285         5,373,850
                                                     ------------     -------------     ------------     -------------

      EXPENSES

      Administrative                                      498,220           993,705          526,913         1,036,508
      Utilities                                           233,713           513,644          241,748           530,441
      Operating, maintenance and other                    556,042         1,143,828          562,896         1,038,125
      Taxes and insurance                                 318,121           647,946          326,146           652,464
      Financial (including amortization of
        $12,285, $24,577, $14,284 and $25,938)            855,385         1,713,980          850,088         1,734,006
      Depreciation                                      1,003,726         2,007,309        1,038,254         2,055,186
                                                     ------------     -------------     ------------     -------------

      TOTAL EXPENSES                                    3,465,207         7,020,412        3,546,045         7,046,730
                                                     ------------     -------------     ------------     -------------

      NET LOSS                                       $   (730,469)     $ (1,590,680)    $   (874,760)     $ (1,672,880)
                                                     ============      ============     ============      ============

      NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties III L.P.        $   (434,420)    $    (890,071)    $   (552,778)     $ (1,068,467)
      General partners and other limited
         partners, including ATCP II, which
         includes $236,063, $592,085, $250,285
         and $464,675 of American Tax Credit
         Properties III L.P. loss in excess of
         investment                                      (296,049)          (700,609)        (321,982)        (604,413)
                                                     ------------     --------------    -------------    -------------

                                                     $   (730,469)     $ (1,590,680)    $   (874,760)     $ (1,672,880)
                                                     ============      ============     ============      ============

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Material Changes in Financial Condition

As of September 29, 1998, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal
Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 1998, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $139,000 during the six months ended September 29, 1998 (which included a net unrealized gain on investments in bonds of approximately $152,000, amortization of net premium on investments in bonds of approximately $7,000 and accretion of zero coupon bonds of approximately $43,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1998 of $890,071 and cash distributions received from Local Partnerships of $22,293 (exclusive of distributions from Local Partnerships of $5,752 classified as other income). Accounts payable and accrued expenses and payable to general partner in the accompanying balance sheet as of September 29, 1998 include deferred administration fees and management fees, respectively.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 4 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended September 29, 1998 and 1997 resulted in net losses of $499,430 and $594,083, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $118,000, partially offset by a decrease in interest revenue of approximately $24,000. Other comprehensive income for the three months ended September 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available for-sale of $125,219 and $65,174, respectively.

The Local Partnerships' net loss of approximately $730,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $2,735,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,449,000 and approximately $1,016,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $875,000 for the three months ended June 30, 1997 was attributable to rental and other revenue of approximately $2,671,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,494,000 and approximately $1,052,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 1998 and 1997 resulted in net losses of $1,026,603 and $1,171,807, respectively. The difference in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $178,000 which includes an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $127,000 in accordance with the equity method of accounting, partially offset by a decrease in interest revenue of approximately $28,000. Other comprehensive income for the six months ended September 29, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $152,093 and $130,989, respectively.

The Local Partnerships' net loss of approximately $1,591,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $5,430,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,989,000 and approximately $2,032,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $1,673,000 for the six months ended June 30, 1997 was attributable to rental and other revenue of approximately $5,374,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $4,966,000 and approximately $2,081,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contracts are scheduled to expire in 1999 after being extended during 1998 for one year. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 1998, revenue from operations of the Local
Partnerships, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $7,000 for the six months ended June 30, 1998, which includes property management fees of approximately $2,000. As of June 30, 1998, the Local General Partners have advanced approximately $84,000 under their Deficit Guarantee obligation and payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Christian Street Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Christian Street Local Partnership.

Fulton Street Houses Limited Partnership (the "Fulton Street Local Partnership") has an escrow of approximately $285,000 as of June 30, 1998 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes during the Compliance Period. The Fulton Street Local Partnership incurred an operating deficit of approximately $15,000 for the six months June 30, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from the Fulton Street Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Batesville Family, L.P. (the "Batesville Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Batesville Local Partnership incurred an operating deficit of approximately $16,000 for the six months ended June 30, 1998, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Batesville Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Batesville Local Partnership.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (the "Westminster Local Partnership") require the Local General Partner to advance funds to cover operating deficits through 2009 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Westminster Local Partnership incurred an operating deficit of approximately $12,000 for the six months ended June 30, 1998, which includes property management fees of approximately $7,000. Payments on the mortgage and real estate taxes are current. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from the Westminster Local Partnership.

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


Dated: November 5, 1998                                        /s/  Richard Paul Richman
       ----------------                                        -------------------------
                                                                    Richard Paul Richman
                                                                    President, Chief Executive
                                                                    Officer and Director of the
                                                                    general partner of the
                                                                    General Partner


Dated: November 5, 1998                                        /s/  Neal Ludeke
       ----------------                                        ----------------
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
