Form 10-Q
period 1998-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1999-02-11
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-Q

(Mark One)
            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended December 30, 1998

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _________________


                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                              13-3545006
-------------------------------                               -------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization                                Identification No.)



Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
---------------------------------------                          ----------
(address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X No ___.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                               Table of Contents
                                                                            Page

Balance Sheets as of December 30, 1998 (Unaudited)
and March 30, 1998 (Unaudited).................................................3

Statements of Operations for the three and nine month
periods ended December 30, 1998 (Unaudited)and
December 30, 1997 (Unaudited)..................................................4

Statements of Cash Flows for the nine months ended
December 30, 1998 (Unaudited)and December 30, 1997 (Unaudited).................5

Notes to Financial Statements as of December 30, 1998 (Unaudited)..............7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                                     December 30,         March 30,
                                                                            Notes        1998               1998
                                                                            -----    ------------       ------------

ASSETS

Cash and cash equivalents                                                            $    487,221       $    419,372
Restricted cash                                                               4            84,433             84,433
Investments in bonds available-for-sale                                       3         3,078,764          3,065,441
Investment in local partnerships                                              4         7,172,364          8,515,114
Interest receivable                                                                        31,347             21,909
                                                                                     ------------       ------------
                                                                                     $ 10,854,129       $ 12,106,269
                                                                                     ============       ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                             $  1,084,936       $    997,634
   Payable to general partner                                                           1,028,545            930,614
   Capital contributions payable                                              4            84,433             84,433
   Other                                                                                   11,700             16,450
                                                                                     ------------       ------------
                                                                                        2,209,614          2,029,131
                                                                                     ------------       ------------
Commitments and contingencies                                                 4

Partners' equity (deficit)

   General partner                                                                       (230,201)          (214,858)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                       8,739,762         10,258,714
   Accumulated other comprehensive income, net                               2,3          134,954             33,282
                                                                                     ------------       ------------

                                                                                        8,644,515         10,077,138
                                                                                     ------------       ------------
                                                                                     $ 10,854,129       $ 12,106,269
                                                                                     ============       ============



                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        Three Months        Nine Months        Three Months        Nine Months
                                                           Ended               Ended              Ended               Ended
                                                        December 30,        December 30,       December 30,        December 30,
                                              Notes         1998               1998               1997                1997
                                              -----     -----------        ------------        -----------         -----------

REVENUE

Interest                                                $   61,700         $    185,232        $    41,007         $   192,400
Other income from local partnerships            4                                 5,752                                  4,172
                                                        ----------         ------------        -----------         -----------
TOTAL REVENUE                                               61,700              190,984             41,007             196,572
                                                        ----------         ------------        -----------         -----------
EXPENSES

Administration fees                                         57,646              172,931             57,646             172,931
Management fees                                             57,646              172,931             57,646             172,931
Professional fees                                           13,251               34,600             26,526              44,625
Printing, postage and other                                  8,807               22,704             10,729              20,965
                                                        ----------         ------------        -----------         -----------
TOTAL EXPENSES                                             137,350              403,166            152,547             411,452
                                                        ----------         ------------        -----------         -----------
Loss from operations                                       (75,650)            (212,182)          (111,540)           (214,880)

Equity in loss of investment in local
   partnerships                                 4         (432,042)          (1,322,113)          (430,848)         (1,499,315)
                                                        ----------         ------------        -----------         -----------


NET LOSS                                                  (507,692)          (1,534,295)          (542,388)         (1,714,195)

Other comprehensive income (loss)              2,3         (50,421)             101,672             74,391             205,380
                                                        ----------         ------------        -----------         -----------
COMPRENHENSIVE LOSS                                     $ (558,113)        $ (1,432,623)       $  (467,997)        $(1,508,815)
                                                        ==========         ============        ===========         ===========

NET LOSS ATTRIBUTABLE TO

   General partner                                      $   (5,077)        $    (15,343)       $    (5,424)        $   (17,142)
   Limited partners                                       (502,615)          (1,518,952)          (536,964)         (1,697,053)
                                                        ----------         ------------        -----------         -----------
                                                        $ (507,692)        $ (1,534,295)       $  (542,388)        $(1,714,195)
                                                        ==========         ============        ===========         ===========
NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                                $   (14.01)        $     (42.33)       $    (14.96)        $    (47.29)
                                                        ==========         ============        ===========         ===========

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                                     1998                1997
                                                                                ---------         -----------

CASH FLOWS FROM OPERATING ACTIVITIES



Interest received                                                               $ 121,225         $   130,932
Cash used for local partnerships for deferred expenses                             (4,750)             (4,750)
Cash paid for
   administration fees                                                            (75,000)            (75,000)
   management fees                                                                (75,000)            (75,000)
   professional fees                                                              (44,225)            (55,375)
   printing, postage and other expenses                                           (23,708)            (27,526)
                                                                                ---------         -----------

Net cash used in operating activities                                            (101,458)           (106,719)
                                                                                ---------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES


Cash distributions and other income from local partnerships                        26,389              21,059
Maturity/redemption of bonds                                                      142,918              75,000
Transfer from restricted cash                                                                       1,224,775
Investment in local partnerships                                                                   (1,224,775)
                                                                                ---------         -----------


Net cash provided by investing activities                                         169,307              96,059
                                                                                ---------         -----------

Net increase (decrease) in cash and cash equivalents                               67,849             (10,660)


Cash and cash equivalents at beginning of period                                  419,372             409,413
                                                                                ---------         -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $ 487,221         $   398,753
                                                                                =========         ===========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds available-for-sale, net                 $ 101,672         $   205,380
                                                                                =========         ===========

     See reconciliation of net loss to net cash used in operating  activities on page 6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1998 AND 1997
                                   (UNAUDITED)



                                                                                       1998                1997
                                                                                -----------         -----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES


Net loss                                                                        $ (1,534,295)       $ (1,714,195)


Adjustments to reconcile net loss to net cash used in operating activities


   Equity in loss of investment in local partnerships                              1,322,113           1,499,315
   Distributions from local partnerships classified as other income                   (5,752)             (4,172)
   Loss on maturity/redemption of investments in bonds                                   677
   Amortization of net premium on investments in bonds                                 9,919              11,180
   Accretion of zero coupon bonds                                                    (65,165)            (66,191)
   Increase in interest receivable                                                    (9,438)             (6,457)
   Increase in payable to general partner                                             97,931              97,931
   Increase in accounts payable and accrued expenses                                  87,302              80,620
   Decrease in other liabilities                                                      (4,750)             (4,750)
                                                                                ------------        ------------

NET CASH USED IN OPERATING ACTIVITIES                                           $   (101,458)       $   (106,719)
                                                                                ============        ============



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1998
                                   (UNAUDITED)

1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1998 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1998 are not necessarily indicative of the results that may be expected for the entire year.

Certain reclassifications of amounts have been made to conform to the current period presentation.

2.    Comprehensive Income

     On March 31, 1998, the Partnership adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." As a result, the statements of operations include an amount for other comprehensive income (loss), as well as comprehensive loss. Other comprehensive income (loss) consists of revenues, expenses, gains and losses that have affected partners' equity (deficit) but which are excluded from net loss. Other comprehensive income (loss) in the accompanying statements of operations for the three and nine month periods ended December 30, 1998 resulted from a net unrealized gain
(loss) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheet as of December 30, 1998 reflects the net unrealized gain on investments in bonds available-for-sale. The balance sheet as of March 30, 1998 and the statements of operations for the three and nine month periods ended December 30, 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.


3.   Investments in Bonds Available-For-Sale

     As of December 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                                         Gross              Gross
                                                    Amortized         unrealized         unrealized         Estimated
       Description and maturity                        cost              gains             losses           fair value
       ------------------------                   -----------         ----------         ----------        -----------

       Corporate debt securities
         Within one year                          $   138,253         $     -            $   (1,457)       $   136,796
         After one year through five years            536,566             13,409                -              549,975
         After five years through ten years           703,602             44,076                -              747,678
         After ten years                              487,291               -                (8,426)           478,865
                                                  -----------         ----------         ----------        -----------
                                                    1,865,712             57,485             (9,883)         1,913,314

       U.S. Treasury debt securities
         After ten years                            1,078,098             87,352                -            1,165,450
                                                  -----------         ----------         ----------        -----------


                                                  $ 2,943,810         $  144,837         $   (9,883)       $ 3,078,764
                                                  ===========         ==========         ==========        ===========


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of
$29,264,476, of which the Partnership has paid $29,180,043 and $84,433 is outstanding as of December 30, 1998. Restricted cash in the accompanying balance sheet as of December 30, 1998 represents such outstanding capital contribution, which is payable upon one Local Partnership's satisfaction of specified conditions related to operations. As of September 30, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,514,000 and accrued interest payable on such loans totaling approximately $2,359,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 1998, the investment in Local Partnerships activity consists of the following:

           Investment in Local Partnerships as of March 30, 1998                            $  8,515,114

           Equity in loss of investment in Local Partnerships                                 (1,322,113) *

           Cash distributions received from Local Partnerships                                   (26,389)

           Cash distributions classified as other income                                           5,752
                                                                                            ------------
           Investment in Local Partnerships as of December 30, 1998                         $  7,172,364
                                                                                            ============


     * Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $972,612 for the nine months ended September 30, 1998 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 4.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 1998 and December 31, 1997 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)


4.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 1998 and December 31, 1997 are as follows:


                                                                                   September 30,        December 31,
                                                                                       1998                 1997
                                                                                   ------------        ------------
      ASSETS

      Cash and cash equivalents                                                    $  1,378,752        $    863,259
      Rents receivable                                                                  435,709             456,077
      Capital contributions receivable                                                   84,433              84,433
      Escrow deposits and reserves                                                    4,806,329           4,403,622
      Land                                                                            3,910,215           3,910,215
      Buildings and improvements (net of accumulated depreciation of
        $30,058,773 and $27,045,787)                                                 84,637,784
                                                                                                         87,586,072
      Intangible assets (net of accumulated amortization of $616,699 and
        $584,504)                                                                       726,304             762,749
      Other                                                                             849,147           1,401,766
                                                                                   ------------        ------------
                                                                                   $ 96,828,673        $ 99,468,193
                                                                                   ============        ============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                      $    645,177        $    442,564
        Due to related parties                                                        5,095,122           5,247,688
        Mortgage loans                                                               86,514,119          86,919,773
        Notes payable                                                                    29,736              62,111
        Accrued interest                                                              2,358,935           2,109,721
        Other                                                                           629,874             580,863
                                                                                   ------------        ------------
                                                                                     95,272,963          95,362,720
                                                                                   ============        ============
      Partners' equity (deficit)

        American Tax Credit Properties III L.P.
           Capital contributions, net of distributions (includes
              receivable of $84,433)                                                 29,006,523          29,048,449
           Cumulative loss                                                          (21,844,989)        (20,522,876)
                                                                                   ------------        ------------
                                                                                      7,161,534           8,525,573
                                                                                   ------------        ------------
        General partners and other limited partners, including ATCP II
           Capital contributions, net of distributions                                 (154,835)           (123,346)
           Cumulative loss                                                           (5,450,989)         (4,296,754)
                                                                                   ------------        ------------
                                                                                     (5,605,824)         (4,420,100)
                                                                                   ------------        ------------
                                                                                      1,555,710           4,105,473
                                                                                   ------------        ------------
                                                                                   $ 96,828,673        $ 99,468,193
                                                                                   ============        ============


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1998
                                   (UNAUDITED)

4. Investment in Local Partnerships (continued)

  The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 and 1997 are as follows:

                                                    Three Months      Nine Months      Three Months      Nine Months
                                                        Ended            Ended             Ended            Ended
                                                    September 30,    September 30,     September 30,    September 30,
                                                        1998              1998             1997              1997
                                                    ------------     ------------      ------------     ------------

REVENUE

Rental                                               $ 2,667,212     $  7,932,978      $  2,657,724     $  7,862,784
Interest and other                                        89,304          253,270           107,208          275,998
                                                     -----------     ------------      ------------     ------------
TOTAL REVENUE                                          2,756,516        8,186,248         2,764,932        8,138,782
                                                     -----------     ------------      ------------     ------------
EXPENSES

Administrative                                           534,207        1,527,912           479,734        1,516,242
Utilities                                                172,918          686,562           194,336          724,777
Operating, maintenance and other                         770,033        1,913,861           571,374        1,609,499
Taxes and insurance                                      317,192          965,138           322,825          975,289
Financial (including amortization of $11,868,
  $36,445, $12,001 and $37,939)                          842,157        2,556,137           846,140        2,580,146
Depreciation                                           1,005,677        3,012,986         1,026,873        3,082,059
                                                     -----------     ------------      ------------     ------------
TOTAL EXPENSES                                         3,642,184       10,662,596         3,441,282       10,488,012
                                                     -----------     ------------      ------------     ------------
NET LOSS                                             $  (885,668)    $ (2,476,348)     $   (676,350)    $ (2,349,230)
                                                     ===========     ============      ============     ============
NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.              $  (432,042)    $ (1,322,113)     $   (430,848)    $ (1,499,315)
General partners and other limited partners,
   including ATCP II, which includes
   $380,527, $972,612, $196,380 and $661,055
   of Partnership loss in excess of investment          (453,626)      (1,154,235)         (245,502)        (849,915)
                                                     -----------     ------------      ------------     ------------

                                                     $  (885,668)    $ (2,476,348)     $   (676,350)    $ (2,349,230)
                                                     ===========     ============      ============     ============


     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

     As of December 30, 1998, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1998. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 1998, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale increased, in the aggregate, by approximately $81,000 during the nine months ended December 30, 1998 (which included a net unrealized gain on investments in bonds of approximately $102,000, amortization of net premium on investments in bonds of approximately $10,000 and accretion of zero coupon bonds of approximately $65,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1998, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1998 of $1,322,113 and cash distributions received from Local Partnerships of $20,637 (exclusive of distributions from Local Partnerships of $5,752 classified as other income). Accounts payable and accrued expenses and payable to general partner in the accompanying balance sheet as of December 30, 1998 include deferred administration fees and management fees, respectively.

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

     Registrant's operations for the three months ended December 30, 1998 and 1997 resulted in net losses of $507,692 and $542,388, respectively. The decrease in net loss is primarily attributable to an increase in interest revenue of approximately $21,000 and a decrease in professional fees of approximately $13,000. Other comprehensive income (loss) for the three months ended December 30, 1998 and 1997 resulted from a net unrealized gain (loss) on investments in bonds available for-sale of $(50,421) and $74,391, respectively.

     The Local Partnerships' net loss of approximately $886,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $2,757,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,625,000 and approximately $1,018,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $676,000 for the three months ended September 30, 1997 was attributable to rental and other revenue of approximately $2,765,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,402,000 and approximately $1,039,000 of depreciation and amortization expenses. The increase in net loss from 1997 to 1998 is primarily attributable to an increase in the operating and maintenance expenses of certain Local Partnerships. The results of operations of the Local Partnerships for the three months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Registrant's operations for the nine months ended December 30, 1998 and 1997 resulted in net losses of $1,534,295 and $1,714,195, respectively. The difference in net loss is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $177,000, which includes an increase in the nonrecognition of losses in excess of Registrant's investment in Local Partnerships of approximately $312,000 in accordance with the equity method of accounting. Other comprehensive income for the nine months ended December 30, 1998 and 1997 resulted from a net unrealized gain on investments in bonds available-for-sale of $101,672 and $205,380, respectively.

     The Local Partnerships' net loss of approximately $2,476,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $8,186,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,613,000 and approximately $3,049,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $2,349,000 for the nine months ended September 30, 1997 was attributable to rental and other revenue of approximately $8,139,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $7,368,000 and approximately $3,120,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United
States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts"), are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contracts are scheduled to expire in 1999 after being extended during 1998. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1998, revenue from operations of the Local
Partnerships, Local General Partner advances and reserves of the Local Partnerships have generally been sufficient to cover the operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

     The terms of the partnership agreement of Christian Street Commons Associates (the "Christian Street Local Partnership") require the Local General Partners to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. The Christian Street Local Partnership incurred an operating deficit of approximately $11,000 for the nine months ended September 30, 1998, which includes property management fees of approximately $3,000. As of September 30, 1998, the Local General Partners have advanced approximately $85,000 under their Deficit Guarantee obligation and payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Christian Street Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from the Christian Street Local Partnership.

     Fulton Street Houses Limited Partnership (the "Fulton Street Local Partnership") has an escrow of approximately $286,000 as of September 30, 1998 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. The Fulton Street Local Partnership incurred an operating deficit of approximately $23,000 for the nine months September 30, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from the Fulton Street Local Partnership.

                    AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The terms of the partnership agreement of Batesville Family, L.P. (the "Batesville Local Partnership") require the management agent to defer property management fees in order to avoid a default under the mortgage. The Batesville Local Partnership incurred an operating deficit of approximately $21,000 for the nine months ended September 30, 1998, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Batesville Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from the Batesville Local Partnership.

     While the operations of Westminster Apartments Limited Partnership (the "Westminster Local Partnership") reflect near break even operations for the nine months ended September 30, 1998, the Local General Partner reports that the Westminster Local Partnership is currently one month in arrears on its first mortgage obligation. No default has been declared and the Local General Partner is working with the lender to resolve the arrearage via the application of excess escrow funds held by the lender.

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

Year 2000 Compliance

     The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be timely converted. There can be no assurance that a failure to convert by another entity would not have a material adverse impact on Registrant.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership (the "Westminster Local Partnership") reports that the Westminster Local Partnership is currently one month in arrears on its first mortgage obligation. No default has been declared and the local general partner is working with the lender to resolve the arrearage via the application of excess escrow funds held by the lender.

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


Dated: February 11, 1999           /s/  Richard Paul Richman
                                   ----------------------------------------
                                        Richard Paul Richman
                                        President, Chief Executive
                                        Officer and Director of the
                                        general partner of the
                                        General Partner


Dated: February 11, 1999          /s/  Neal Ludeke
                                  ----------------------------------------
                                       Neal Ludeke
                                       Vice President and
                                       Treasurer of the general partner
                                       of the General Partner
                                       (Principal Financial and Accounting
                                       Officer of Registrant)