Form 10-K
period 1999-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1999-06-28
CIK 856135

10-K
                                  Annual Report

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                                   (Mark One)
            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 For the fiscal year
                              ended March 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 For the
                  transition period from ______ to ____________

                                     0-19217
                            (Commission File Number)

                     American Tax Credit Properties III L.P.
      (Exact name of registrant as specified in its governing instruments)

                Delaware                               13-3545006
-------------------------------           -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
organization)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                    06830
-------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:   (203) 869-0900
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:


        None                                             None
--------------------                -------------------------------------------
(Title of each Class)               (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of Class)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes X    No
                                  -----   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          -----
Registrant has no voting stock.

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

                                     PART I

Item 1.  Business

Formation

American Tax Credit Properties III L.P. ("Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant considers its activity to constitute a single industry segment.

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

On March 12, 1990, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 150,000 units of limited partnership interest ("Unit") at $1,000 per Unit to investors. On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992 the closings for 19,730, 9,622, 5,227 and 1,304 Units, respectively, took place, amounting to aggregate limited partners' capital contributions of $35,883,000.

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

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1998, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

                                                                 Registrant                        ATCP II
                                                                 ----------                        -------
               Batesville Family, L.P.                              61.75%                            37.25%
               Bruce Housing Associates, L.P.                       61.75                             37.25
               Carrington Limited Dividend Housing
                 Association Limited Partnership                    65.95                             33.05
               Ivy Family, L.P.                                     61.75                             37.25
               Lawrence Road Properties, Ltd.                       61.75                             37.25
               Mirador del Toa Limited Partnership                  59.06                             39.94
               Purvis Heights Properties, L.P.                      61.75                             37.25
               Queen Lane Investors                                 48.50                             50.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 7). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contracts are scheduled to expire in 1999.

Item 2.  Properties (continued)
                                                                                           Mortgage
Name of Local Partnership                       Number                                loans payable as of           Subsidy
Name of apartment complex                      of rental                Capital           December 31,                (see
Apartment complex location                       units                contribution            1998                  footnotes)
-------------------------------                ---------              ------------    -----------------          -----------

April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico                          48                 $   485,581             $  2,000,362                (1b&d)

Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                                 24                     235,732                1,040,446                (1b&d)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi                           16                      95,412                  470,555                (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                           48                     239,716 (2)            1,441,209                  (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi                          24                     208,820                  677,420                (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                              66                     668,172                2,658,737                (1b&d)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                40                     183,155 (2)            1,110,021                (1b&d)

Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan                        100                  2,174,720 (2)            3,440,212                  (1c)

Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey                           59                   4,204,576                5,189,118                  (1a)

Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina                      33                     278,405                1,263,410                (1b&d)

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania                        18                     581,645                  620,521                (1a&b)


Item 2.  Properties (continued)
                                                                                             Mortgage
Name of Local Partnership                       Number                                  loans payable as of       Subsidy
Name of apartment complex                      of rental            Capital                December 31,            (see
Apartment complex location                       units           contribution                  1998             footnotes)
------------------------------                 ---------        --------------        ---------------------     ----------

Country View Apartments
Country View Apartments
Pembroke, Maine                                   16           $     279,183                 $  939,775              (1b&d)

Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico                         41                 422,929                  1,887,073              (1b&d)

Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                              72                 631,404                  3,205,734              (1b&d)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                                 24                 156,261                    689,658              (1b&d)

Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                                35               1,948,081                  3,869,930              (1a&b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina                          34                 322,074                  1,428,831              (1b&d)

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                                24                 130,158                    616,935              (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                                 30                 284,218                  1,273,910              (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                           32                 135,528 (2)                798,004              (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania                        40               1,809,723                  2,454,251              (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                                  32                 253,580                  1,015,893              (1b&d)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                               24                 123,799 (2)                760,577              (1b&d)

Item 2.  Properties (continued)
                                                                                            Mortgage
Name of Local Partnership                       Number                                  loans payable as of       Subsidy
Name of apartment complex                      of rental                Capital            December 31,            (see
Apartment complex location                       units               contribution              1998             footnotes)
---------------------------------------        ---------             ------------       -------------------     ----------

Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                               40              $  314,865           $   1,440,903                 (1b&d)

Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                                       30                 448,922               1,482,023                 (1b&d)

Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                             48                 284,847 (2)           1,887,322                 (1b&d)

Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                              28                 213,402                 930,338                 (1b&d)

NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan                        168                2,372,292             4,230,637               (1a,b&g)

Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts                       28                   302,575             1,472,616               (1b,d&f)

North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi                         18                   146,565               492,669                 (1b&d)

Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                                 32                   456,090               508,823                   (1a)

Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico                              66                   630,570             2,531,462                 (1b&d)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                               40                   191,512 (2)         1,149,032                   (1b)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                        29                   597,050 (2)         1,572,111                 (1b&e)

Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania                        24                   208,465               899,846                 (1b&d)

Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                                  87                   751,560             3,315,958                 (1b&d)

Item 2.  Properties (continued)
                                                                                             Mortgage
Name of Local Partnership                        Number                                 loans payable as of       Subsidy
Name of apartment complex                         of                  Capital              December 31,            (see
Apartment complex location                      rental             Contribution                1998             footnotes)
---------------------------------------         -------           --------------        -------------------     ----------

Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina                          52          $   1,088,667            $   1,784,586                  (1b)

Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates)
The Castle
New York, New York                                224              3,201,874               17,635,198                  (1b)

Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania                       36                371,589                1,450,664                  (1b)

Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi                          24                191,695                  848,821                (1b&d)

Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania                           36                360,859                1,486,904                  (1b)

West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi                          28                230,212                  776,927                (1b&d)

Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania                         42              1,047,993                1,609,558                (1a&b)
                                                                  -----------             -----------
                                                                $  29,264,476            $ 86,358,980
                                                                  ===========             ===========

     (1) Description of subsidies:

         (a) Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

          (b) The Local Partnership's debt structure includes a principal or interest payment subsidy.

         (c) The Michigan State Housing Development Authority allows tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

         (d) The Rural Housing Service (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

         (e) The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

         (f)  The  Commonwealth  of  Massachusetts   participates  in  a  rental
              assistance program.

         (g) The Local Partnership's Section 8 contracts are scheduled to expire in 1999.

     (2) Reflects amount attributable to Registrant only.

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

                                                        PART II

Item 5.  Market for Registrant's Common Equity
         and Related Security Holder Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 5, 1999 was 1,624, holding 35,883 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (1) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (2) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 1999 and 1998.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1998 and 1997 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1998 are as follows:

                                                                          Low-income
                                                                         Tax Credits
                                                                         -----------

                       Tax year ended December 31, 1998                   $  154.46
                       Tax year ended December 31, 1997                      153.74
                       Cumulative totals                                  $1,145.48

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 Properties, herein), Registrant expects to generate total Low-income Tax Credits from investments in Local Partnerships of approximately $1,500 per Unit through December 31, 2003.

Item 6.  Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                                    Years Ended March 30,

                                       1999               1998                1997                 1996                1995
                                    -----------         -----------        -----------          -----------        -----------
Interest and other revenue          $   252,224         $   257,645        $   317,065          $   335,724        $   326,184
                                    ===========         ===========        ===========          ===========        ===========
Equity in loss of investment in
   local partnerships               $(2,453,590)        $(2,358,431)       $(2,509,806)         $(3,249,195)       $(3,396,272)
                                    ===========         ===========        ===========          ===========        ===========
Net loss                            $(2,756,082)        $(2,649,323)       $(2,718,536)         $(3,443,977)       $(3,611,978)
                                    ===========         ===========        ===========          ===========        ===========
Net loss per unit of limited
   partnership interest             $    (76.04)        $    (73.09)       $    (75.00)         $    (95.02)       $    (99.65)
                                    ===========         ===========        ===========          ===========        ===========

                                                                       As of March 30,
                                    ------------------------------------------------------------------------------------------
                                       1999                1998               1997                 1996                1995
                                    -----------         -----------        -----------          -----------        -----------
Total assets                        $ 9,511,546         $12,106,269        $15,503,629          $17,832,235        $21,199,982
                                    ===========         ===========        ===========          ===========        ===========


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in four closings with aggregate limited partners' capital contributions of $35,883,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). Registrant has utilized the Net Proceeds in acquiring an interest in forty-three Local Partnerships.

As of March 30, 1999, Registrant has cash and cash equivalents and investments in bonds totaling $3,457,623, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 1999, Registrant's investments in bonds represent corporate bonds of $1,776,815 and U.S. Treasury debt securities of $1,113,195 with various maturity dates ranging from 2000 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 1999, Registrant received cash from interest revenue, redemption of bonds and distributions and other income from Local Partnerships and utilized cash for operating expenses and a capital contribution to a Local Partnership. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $27,000 during the year ended March 30, 1999 (which includes a net unrealized gain on investments in bonds of approximately $12,000, the amortization of net premium on investments in bonds of approximately $13,000 and the accretion of zero coupon bonds of approximately $86,000) and restricted cash decreased by approximately $84,000 as a result of a capital contribution paid to a Local Partnership. Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1998 of $2,453,590 and cash distributions received from

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnerships of $29,132 (exclusive of distributions from Local Partnerships of $7,457 classified as other income). Payable to general partner in the accompanying balance sheet as of March 30, 1999 represents accrued management fees.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Local Partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost which includes capital contributions payable, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in Local Partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the years ended March 30, 1999, 1998 and 1997 resulted in net losses of $2,756,082, $2,649,323, and $2,718,536, respectively. The increase in net loss from 1998 to 1999 is primarily attributable to an increase in equity in loss of investment in Local Partnerships of approximately $95,000. The decrease in net loss from 1997 to 1998 is primarily attributable to a decrease in equity in loss of investment in Local Partnerships of approximately $151,000, partially offset by a decrease in interest revenue of approximately $66,000 and an increase in professional fees of approximately $21,000. Equity in loss of investment in Local Partnerships has fluctuated over the last three years as a result of (i) impairment losses incurred in connection with Westminster Apartments Limited Partnership ("Westminster") in 1999 and Christian Street Commons Associates ("Christian Street") in 1998 and (ii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $5,197,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $4,058,000, interest on non-mandatory debt of approximately
$333,000 and a loss from impairment of long-lived assets of approximately $1,803,000, and does not include principal payments on permanent mortgages of approximately $561,000. The Local Partnerships' net loss of approximately $4,269,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $4,066,000, interest on non-mandatory debt of approximately $331,000 and a loss from impairment of long-lived assets of approximately $1,033,000, and does not include principal payments on permanent mortgages of approximately $432,000. The Local Partnerships' net loss of approximately $3,260,000 for the year ended December 31, 1996 includes depreciation and amortization expense of approximately $4,218,000 and interest on non-mandatory debt of approximately $299,000, and does not include principal payments on permanent mortgages of approximately $309,000. The results of operations of the Local Partnerships for the year ended December 31, 1998 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The rents of the Properties, many of which receive rental subsidy payments pursuant to subsidy agreements ("HAP Contracts") are subject to specific laws, regulations and agreements with federal and state agencies. One Local Partnership's HAP Contracts are scheduled to expire in 1999. In addition, the Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1998, revenue from operations of the Local Partnerships have generally been sufficient to



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Christian Street require the Local General Partners to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street incurred an operating deficit of approximately $11,000 for the year ended December 31, 1998, which includes property management fees of approximately $5,000. As of December 31, 1998 the Local General Partners have advanced approximately $85,000 under their Deficit Guarantee obligation and payments on the mortgage and real estate taxes are current. Registrant's investment balance in Christian Street, after the cumulative equity losses, became zero during the year ended March 30, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 2% is allocated from Christian Street.

The terms of the partnership agreement of Westminster require the Local General Partner to advance funds to cover operating deficits through 2009 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Westminster incurred an operating deficit of approximately $27,000 for the year ended December 31, 1998, which includes property management fees of approximately $16,000. In addition, as of December 31, 1998, Westminster is one month in arrears on its mortgage, and five to seven months in arrears on its replacement reserve and escrow requirements. The Local General Partner reports that Westminster has not made its required mortgage payments in 1999 and that no default has been declared by the lender. Therefore, due to ongoing operating deficits and the uncertainty of future operating income, it has been determined that the underlying rental property has been permanently impaired in accordance with applicable accounting practices. Accordingly, the combined statement of operations of the Local Partnerships for the year ended December 31, 1998 as reflected in Note 5 to the financial statements, includes an impairment loss of $1,802,881. As a result, Registrant recognized additional equity in loss of its investment in Westminster of approximately $700,000 in connection with the aforementioned impairment and Registrant's investment balance in Westminster, after the cumulative equity losses, became zero during the year ended March 30, 1999. Notwithstanding the accounting treatment concerning the impairment loss, Registrant has not experienced an interruption in the allocation of Low-income Tax Credits from Westminster. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

The terms of the partnership agreement of Batesville Family, L.P. ("Batesville") require the management agent to defer property management fees in order to avoid a default under the mortgage. Batesville incurred an operating deficit of approximately $26,000 for the year ended December 31, 1998, which includes property management fees of approximately $3,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Batesville, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Batesville.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $218,000 for the year ended December 31, 1998, which includes property management fees of approximately $99,000. Payments on the mortgage and real estate taxes are current. During 1998, Sydney Engel utilized approximately $52,000 of an operating deficit reserve, which has a balance of approximately $375,000 as of December 31, 1998. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from Sydney Engel.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $290,000 as of December 31, 1998 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $53,000 for the year ended December 31, 1998. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.




Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Adoption of Accounting Standard

Registrant has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheets reflects the net unrealized gain on investments in bonds available-for-sale. The statements of operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

Registrant has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Registrant is in one business segment and follows the requirements of SFAS No. 131.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 approaches, such systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be timely converted. Registrant has corresponded with the Local Partnerships to ensure their awareness of the Y2K issue and has requested details regarding their efforts to ensure compliance. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The market value of Registrant's investments in bonds is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Because Registrant presently intends to hold such investments to their respective maturities, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 8.  Financial Statements and Supplementary Data



                                                          Table of Contents Page

Independent Auditors' Report..................................................15

Balance Sheets................................................................16

Statements of Operations......................................................17

Statements of Changes in Partners' Equity (Deficit)...........................18

Statements of Cash Flows......................................................19

Notes to Financial Statements.................................................21




No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 1999 and 1998, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 1999. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 1999, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 13, 1999

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                             MARCH 30, 1999 AND 1998





                                                                          Notes             1999               1998
                                                                          -----         ----------         ----------
ASSETS

Cash and cash equivalents                                                  3,9       $     567,613      $     419,372
Restricted cash                                                           3,5,9                                84,433
Investments in bonds available-for-sale                                    4,9           2,890,010          3,065,441
Investment in local partnerships                                           5,8           6,032,392          8,515,114
Interest receivable                                                         9               21,531             21,909
                                                                                        ----------         ----------
                                                                                        $9,511,546      $  12,106,269
                                                                                        ==========         ==========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                    8        $   1,105,703      $     997,634
   Payable to general partner                                              6,8           1,061,185            930,614
   Capital contributions payable                                           5,9                                 84,433
   Other                                                                                    11,700             16,450
                                                                                        ----------         ----------
                                                                                         2,178,588          2,029,131
                                                                                        ==========         ==========
Commitments and contingencies                                               8

Partners' equity (deficit)                                                 2,4

   General partner                                                                        (242,419)          (214,858)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                        7,530,193         10,258,714
   Accumulated other comprehensive income, net                                              45,184             33,282
                                                                                        ----------         ----------
                                                                                         7,332,958         10,077,138
                                                                                        ----------         ----------
                                                                                     $   9,511,546      $  12,106,269
                                                                                        ==========         ==========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997



                                                         Notes           1999                 1998                 1997
                                                         -----          ------               ------               ------

REVENUE

Interest                                                            $   244,767       $      250,973     $       317,065
Other income from local partnerships                                      7,457                6,672
                                                                      ----------           ----------         -----------
TOTAL REVENUE                                                           252,224              257,645             317,065
                                                                      ==========           ==========         ===========

EXPENSES

Administration fees                                        8            230,571              230,571             230,571
Management fees                                           6,8           230,571              230,571             230,571
Professional fees                                                        67,327               67,118              45,849
Printing, postage and other                                              26,247               20,277              18,804
                                                                      ----------           ----------          ----------
TOTAL EXPENSES                                                          554,716              548,537             525,795
                                                                      ----------           ----------          ----------
Loss from operations                                                   (302,492)            (290,892)           (208,730)

Equity in loss of investment in local partnerships         5         (2,453,590)          (2,358,431)         (2,509,806)
                                                                      ----------           ----------          ----------
NET LOSS                                                             (2,756,082)          (2,649,323)         (2,718,536)

Other comprehensive income (loss)                          4             11,902              215,397             (87,008)
                                                                      ----------           ----------          ----------
COMPREHENSIVE LOSS                                                $  (2,744,180)      $   (2,433,926)     $   (2,805,544)
                                                                      ==========           ==========          ==========
NET LOSS ATTRIBUTABLE TO                                   2

   General partner                                                     $(27,561)      $      (26,493)     $      (27,185)
   Limited partners                                                  (2,728,521)          (2,622,830)         (2,691,351)
                                                                      ----------           ----------          ----------
                                                                  $  (2,756,082)      $   (2,649,323)     $   (2,718,536)
                                                                      ==========           ==========          ==========
NET LOSS per unit of limited partnership
   interest (35,883 units of limited partnership
   interest)                                                      $      (76.04)     $       (73.09)     $       (75.00)

                                                                      ==========           ==========          ==========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997





                                                                                      Accumulated Other
                                                       General         Limited          Comprehensive
                                                       Partner         Partners       Income (Loss), Net       Total
                                                    ------------     -----------      ------------------    -----------
Partners' equity (deficit), March 30, 1996            $ (161,180)    $15,572,895         $    (95,107)      $15,316,608

Net loss                                                 (27,185)     (2,691,351)                            (2,718,536)

Other comprehensive loss, net                                                                 (87,008)          (87,008)
                                                      ----------     -----------         ------------       -----------


Partners' equity (deficit), March 30, 1997              (188,365)     12,881,544             (182,115)       12,511,064

Net loss                                                 (26,493)     (2,622,830)                            (2,649,323)

Other comprehensive income, net                                                               215,397           215,397
                                                      -----------    -----------         ------------       -----------
Partners' equity (deficit), March 30, 1998              (214,858)     10,258,714               33,282        10,077,138

Net loss                                                  27,561)     (2,728,521)                            (2,756,082)

Other comprehensive income, net                                                                11,902            11,902
                                                      -----------    -----------         ------------       -----------
Partners' equity (deficit), March 30, 1999            $ (242,419)    $ 7,530,193         $     45,184       $ 7,332,958
                                                      ===========    ===========         ============       ===========




                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997

                                                                             1999                1998           1997
                                                                          ----------         ----------      ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                         $  172,539         $  183,964       $  248,496
Cash used for local partnerships for deferred expenses                        (4,750)            (4,750)          (4,750)
Cash paid for
     administration fees                                                    (100,000)          (100,000)        (100,000)
     management fees                                                        (100,000)          (100,000)        (100,000)
     professional fees                                                       (84,827)           (55,618)         (40,999)
     printing, postage and other expenses                                    (31,250)           (26,828)          (9,989)
                                                                          ----------         ----------       ----------
Net cash used in operating activities                                       (148,288)          (103,232)          (7,242)
                                                                          ----------         ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                   36,589             38,191           33,605
Maturity/redemption of bonds                                                 259,940             75,000          200,000
Transfer from (to) restricted cash                                            84,433          1,224,775         (206,881)
Investment in local partnerships                                             (84,433)        (1,224,775)
                                                                          ----------         ----------       ----------

Net cash provided by investing activities                                    296,529            113,191           26,724
                                                                          ----------         ----------       ----------
Net increase in cash and cash equivalents                                    148,241              9,959           19,482

Cash and cash equivalents at beginning of year                               419,372            409,413          389,931
                                                                          ----------         ----------       ----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                                  $  567,613         $  419,372       $  409,413
                                                                          ==========         ==========       ==========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net    $   11,902         $  215,397       $  (87,008)
                                                                          ==========         ==========       ==========
Increase in capital contributions payable                                                                     $  206,881
                                                                                                              ==========

See reconciliation of net loss to net cash used in operating activities on page 20.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 1999, 1998 AND 1997


                                                                                 1999                1998               1997
                                                                             -------------       ------------       ------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $  (2,756,082)      $ (2,649,323)      $ (2,718,536)

Adjustments to reconcile net loss to net cash used in operating activities

     Equity in loss of investment in local partnerships                          2,453,590          2,358,431          2,509,806
     Distributions from local partnerships classified as other income               (7,457)            (6,672)
     Loss on redemption of bonds                                                       677
     Amortization of net premium on investments in bonds                            13,206             14,907             16,852
     Accretion of zero coupon bonds                                                (86,490)           (85,180)           (88,256)
     Decrease in interest receivable                                                   378              3,264              2,835
     Increase in payable to general partner                                        130,571            130,571            130,571
     Increase in accounts payable and accrued expenses                             108,069            135,520            144,236
     Decrease in other liabilities                                                  (4,750)            (4,750)            (4,750)
                                                                             -------------       ------------       ------------


NET CASH USED IN OPERATING ACTIVITIES                                        $    (148,288)      $   (103,232)      $     (7,242)
                                                                             =============       ============       ============



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 1999, 1998 AND 1997


1. Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the general partner of the Partnership.

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

The Partnership regularly assesses the carrying value of its investment in Local Partnerships. If the carrying value is considered to exceed the value derived by management (which contemplates remaining Low-income Tax Credits and residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of Accounting Standard

The Partnership has adopted Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. Other comprehensive income (loss) in the accompanying statements of operations resulted from net unrealized gains (losses) on investments in bonds available-for-sale. Accumulated other comprehensive income in the accompanying balance sheets reflects the net unrealized gain on investments in bonds available-for-sale. The statements of operations for the years ended March 30, 1998 and 1997 include certain reclassifications to reflect the adoption of SFAS No. 130.

The Partnership has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. The Partnership is in one business segment and follows the requirements of SFAS No. 131.

                     MERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997



1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
(continued)


Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost which approximates market value.

Restricted Cash

Restricted cash represents funds set aside to make the Partnership's required capital contributions to Local Partnerships.

Investments in Bonds Available-For-Sale

Investments in bonds classified as available-for-sale represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment classified as available-for-sale would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds available-for-sale are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

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

Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997



3. Cash and Cash Equivalents

As of March 30, 1999, the Partnership has cash and cash equivalents of $567,613 which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.


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

As of March 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                              Gross            Gross           Estimated
                                           Amortized        unrealized       unrealized          fair
Description and maturity                     cost             gains            losses            value
------------------------                 ------------      -----------      ------------      -----------

Corporate debt securities
Within one year                          $    214,268      $       --       $     (1,000)     $   213,268
After one year through five years             458,611           11,841                --          470,452
After five years through ten years            703,640           25,400                --          729,040
After ten years                               370,063               --            (6,008)         364,055
                                         ------------      -----------      ------------      -----------
                                            1,746,582           37,241            (7,008)       1,776,815

U.S. Treasury debt securities
After five years through ten years          1,098,244           14,951                --        1,113,195
                                         ------------      -----------      ------------      -----------
                                         $  2,844,826      $    52,192      $     (7,008)     $ 2,890,010
                                         ============      ===========      ============      ===========

As of March 30, 1998, certain information concerning investments in bonds available-for-sale is as follows:

                                                              Gross            Gross           Estimated
                                           Amortized        unrealized       unrealized          fair
Description and maturity                     cost             gains            losses            value
------------------------                 ------------      -----------      ------------      -----------

Corporate debt securities
After one year through five years        $    680,637      $    13,309      $       (74)      $   693,872
After five years through ten years            367,021            7,481           (2,467)          372,035
After ten years                               842,237           16,400           (7,550)          851,087
                                         ------------      -----------      ------------      -----------
                                            1,889,895           37,190          (10,091)        1,916,994
                                         ------------      -----------      ------------      -----------
U.S. Treasury debt securities
After five years through ten years            537,345            5,202           (1,275)          541,272
After ten years                               479,189            5,608               --           484,797
                                         ------------      -----------      ------------      -----------


                                            1,016,534           10,810           (1,275)        1,026,069
                                         ------------      -----------      ------------      -----------
U.S. government and agency securities
After ten years                               125,730               --           (3,352)          122,378
                                         ------------      -----------      ------------      -----------


                                         $  3,032,159      $    48,000      $   (14,718)     $  3,065,441
                                         ============      ===========      ===========      ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued) MARCH 30, 1999, 1998 AND 1997


5.     Investment in Local Partnerships

As of March 30, 1999, the Partnership owns a limited partnership interest in the following Local Partnerships:

       1.  April Gardens Apartments II Limited Partnership;
       2.  Ashland Park Apartments, L.P.;
       3.  Auburn Family, L.P.;
       4.  Batesville Family, L.P.;
       5.  Bay Springs Elderly, L.P.;
       6.  Brisas del Mar Apartments Limited Partnership;
       7.  Bruce Housing Associates, L.P.;
       8.  Carrington Limited Dividend Housing Association Limited Partnership;
       9.  Chestnut Park Associates, L.P.*;
       10.  Chowan Senior Manor Associates Limited Partnership;
       11.  Christian Street Commons Associates ("Christian Street");
       12.  Country View Apartments;
       13.  Desarrollos de Belen Limited Partnership;
       14.  Desarrollos de Emaus Limited Partnership;
       15.  Ellinwood Heights Apartments, L.P.;
       16.  Fulton Street Houses Limited Partnership;
       17.  Hayes Run Limited Partnership;
       18.  Howard L. Miller Sallisaw Apartments II, L.P.;
       19.  Hurlock Meadow Limited Partnership;
       20.  Ivy Family, L.P.;
       21.  Justin Associates;
       22.  LaBelle Commons, Ltd.;
       23.  Lawrence Road Properties, Ltd.;
       24.  Loma Del Norte Limited Partnership;
       25.  Long Reach Associates Limited Partnership;
       26.  Mirador del Toa Limited Partnership;
       27.  Moore Haven Commons, Ltd.;
       28.  NP-89 Limited Dividend Housing Association Limited Partnership;
       29.  Nash Hill Associates, Limited Partnership;
       30.  North Calhoun City, L.P.;
       31.  Orange City Plaza, Limited Partnership;
       32.  Puerta del Mar Limited Partnership;
       33.  Purvis Heights Properties, L.P.;
       34.  Queen Lane Investors;
       35.  Somerset Manor, Ltd.;
       36.  Sugar Cane Villas, Ltd.;
       37.  Summerfield Apartments Limited Partnership;
       38. Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates)*;
       39.  Union Valley Associates Limited Partnership;
       40.  Walnut Grove Family, L.P.;
       41.  Waynesboro Apartments Limited Partnership;
       42.  West Calhoun City, L.P.; and
       43.  Westminster Apartments Limited Partnership ("Westminster").
            * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5. Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

                                                                     The
                                                                 Partnership           ATCP II
                                                                 -----------           -------
                 Batesville Family, L.P.                            61.75%              37.25%

                 Bruce Housing Associates, L.P.                     61.75               37.25

                 Carrington Limited Dividend Housing
                   Association Limited Partnership                  65.95               33.05

                 Ivy Family, L.P.                                   61.75               37.25

                 Lawrence Road Properties, Ltd.                     61.75               37.25

                 Mirador del Toa Limited Partnership                59.06               39.94

                 Purvis Heights Properties, L.P.                    61.75               37.25

                 Queen Lane Investors                               48.50               50.50


The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership has committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid as of March 30, 1999. As of December 31, 1998, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,359,000 and accrued interest payable on such loans totaling approximately $2,420,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in Local Partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,502,485, $1,665,224 and $534,104 for the years ended December 31, 1998, 1997 and 1996, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statements of operations of the Local Partnerships reflected herein Note 5 include loss from impairment for the years ended December 31, 1998 and 1997 of $1,802,881 in connection with Westminster and $1,032,655 in connection with Christian Street, respectively.

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are reflected on pages 26 and 27, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997



5.     Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 1998 and 1997 are as follows:

                                                                             1998                 1997
                                                                         ------------         ------------
ASSETS

Cash and cash equivalents                                                $  1,396,493         $    863,259
Rents receivable                                                              429,688              456,077
Capital contributions receivable                                               84,433               84,433
Escrow deposits and reserves                                                4,657,419            4,403,622
Land                                                                        3,910,215            3,910,215
Buildings and improvements (net of accumulated depreciation of
  $31,057,575 and $27,045,787)                                             82,003,262           87,586,072
Intangible assets (net of accumulated amortization of
  $618,890 and $584,504)                                                      716,724              762,749
Other                                                                         804,785            1,401,766
                                                                         ------------         ------------
                                                                         $ 94,003,019         $ 99,468,193
                                                                         ============         ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                  $   619,342          $    442,564
  Due to related parties                                                   5,154,179             5,247,688
  Mortgage loans                                                          86,358,980            86,919,773
  Notes payable                                                               26,990                62,111
  Accrued interest                                                         2,420,323             2,109,721
  Other                                                                      613,520               580,863
                                                                         -----------          ------------
                                                                          95,193,334            95,362,720
                                                                         -----------          ------------
Partners' equity (deficit)
  American Tax Credit Properties III L.P.
    Capital contributions, net of distributions (includes
      receivable of $84,433)                                              29,004,177            29,048,449
    Cumulative loss                                                      (22,976,466)          (20,522,876)
                                                                         -----------          ------------
                                                                           6,027,711             8,525,573
                                                                         -----------          ------------
General partners and other limited partners, including ATCP II
  Capital contributions, net of distributions                               (177,871)             (123,346)
  Cumulative loss                                                         (7,040,155)           (4,296,754)
                                                                         -----------          ------------
                                                                          (7,218,026)           (4,420,100)
                                                                         -----------          ------------
                                                                          (1,190,315)            4,105,473
                                                                         -----------          ------------
                                                                         $94,003,019          $ 99,468,193
                                                                         ===========          ============


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
           NOTES TO FINANCIAL STATEMENTS - (Continued) MARCH 30, 1999,
                                  1998 AND 1997



5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                                 1998                     1997                     1996
                                                             --------------         --------------              -------------

        REVENUE

        Rental                                              $   10,620,935           $   10,466,426           $   10,325,782

        Interest and other                                         398,028                  365,948                  437,813
                                                              -------------          --------------             -------------
        TOTAL REVENUE                                           11,018,963               10,832,374               10,763,595
                                                              =============          ==============             =============
        EXPENSES

        Administrative                                           2,173,131                2,049,122                2,121,842

        Utilities                                                  988,768                1,013,167                1,018,174

        Operating, maintenance and other                         2,630,453                2,253,753                1,987,209

        Taxes and insurance                                      1,235,007                1,270,567                1,249,956

        Financial (including amortization of
          $46,025, $48,430 and $105,969)                         3,373,926                3,464,203                3,534,807

        Depreciation                                             4,011,788                4,017,625                4,111,594

        Loss from impairment of long-lived assets                1,802,881                1,032,653
                                                               -----------             ------------              -----------
        TOTAL EXPENSES                                          16,215,954               15,101,090               14,023,582
                                                               -----------             ------------              -----------

        NET LOSS                                            $  (5,196,991)           $   (4,268,716)          $   (3,259,987)
                                                               ===========             ============              ===========
        NET LOSS ATTRIBUTABLE TO

           American Tax Credit Properties III L.P.          $  (2,453,590)           $   (2,358,431)          $   (2,509,806)

           General partners and other limited partners,
           including ATCP II, which includes specially
           allocated items of revenue (expense) to certain
           general  partners  of  $1,697,   $0,  and
          ($828),  and  $2,502,485 $1,665,224, and
           $534,104 of Partnership loss in excess of
           investment                                          (2,743,401)              (1,910,285)                (750,181)
                                                               -----------              -----------             ------------

                                                              $(5,196,991)             $(4,268,716)             $(3,259,987)
                                                               ===========              ===========             ============


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                                                                     Cash
                                                  Investment    Partnership's    distributions      Cash         Investment
                                                   in Local       equity in        received     distributions     in Local
                                                 Partnership    income (loss)     during the    classified as    Partnership
                                                  balance as        for the       year ended    other income    balance as of
                                                      of          year ended      March 30,      during the       March 30,
Name of Local Partnership                         March 30,      December 31,        1999        year ended         1999
                                                     1998            1998                         March 30,
                                                                                                    1999
------------------------------------------------ ------------- ----------------- ------------- ---------------- --------------

April Gardens Apartments II Limited Partnership $     --      $        -- (2)     $    (960)      $      960    $          --

Ashland Park Apartments, L.P.                    4,219             (4,219)(1)            --               --               --

Auburn Family, L.P.                              39,750           (12,474)               --               --           27,276
Batesville Family, L.P.                             --                 -- (2)            --               --               --

Bay Springs Elderly, L.P.                         73,081          (22,549)               --               --           50,532
Brisas del Mar Apartments Limited Partnership     --                   -- (2)        (1,320)           1,320               --

Bruce Housing Associates, L.P.                    30,489          (14,922)               --               --           15,567
Carrington Limited Dividend Housing
  Association Limited Partnership                 1,010,852      (113,926)               --               --          896,926
Chestnut Park Associates, L.P.                    859,232        (439,009)               --               --          420,223
Chowan Senior Manor Associates Limited            7,930            (4,754)(1)        (3,176)              --               --
  Partnership
Christian Street Commons Associates               --                   -- (2)            --               --               --
Country View Apartments                           156,142         (20,296)           (1,914)              --          133,932
Desarrollos de Belen Limited Partnership          102,521         (59,482)               --               --           43,039
Desarrollos de Emaus Limited Partnership          164,558         (89,939)               --               --           74,619
Ellinwood Heights Apartments, L.P.                14,232           (6,023)               --               --            8,209
Fulton Street Houses Limited Partnership          569,673        (282,721)               --               --          286,952
Hayes Run Limited Partnership                     --                   -- (2)        (1,785)           1,785               --

Howard L. Miller Sallisaw Apartments II, L.P.     30,407          (13,571)               --               --           16,836
Hurlock Meadow Limited Partnership                --                   -- (2)        (1,500)           1,500               --

Ivy Family, L.P.                                  17,371          (13,643)               --               --            3,728
Justin Associates                                 1,000,293      (106,493)               --               --          893,800
LaBelle Commons, Ltd.                             75,250          (21,401)           (2,500)              --           51,349
Lawrence Road Properties, Ltd.                    --                   -- (2)            --               --               --

Loma Del Norte Limited Partnership                120,434         (24,735)               --               --           95,699
Long Reach Associates Limited Partnership         172,088         (54,713)               --               --          117,375
Mirador del Toa Limited Partnership               --                   -- (2)          (572)             572               --

Moore Haven Commons, Ltd.                         --                   -- (2)            --               --               --

NP-89 Limited Dividend Housing Association
  Limited Partnership                             1,498,571      (139,557)          (10,000)              --        1,349,014
Nash Hill Associates, Limited Partnership         170,249         (34,449)               --               --          135,800
North Calhoun City, L.P.                          75,938           (9,387)               --               --           66,551
Orange City Plaza, Limited Partnership            375,554              71                --               --          375,625
Puerta del Mar Limited Partnership                --                   -- (2)        (1,320)           1,320               --

Purvis Heights Properties, L.P.                   48,429           13,333            (1,426)              --           60,336
Queen Lane Investors                              205,870         (66,733)           (5,116)              --          134,021
Somerset Manor, Ltd.                              --                   -- (2)            --               --               --

Sugar Cane Villas, Ltd.                           --                   -- (2)            --               --               --

Summerfield Apartments Limited Partnership        668,381        (35,640)            (5,000)              --          627,741
Sydney Engel Associates L.P.                      --                   -- (2)            --               --               --

Union Valley Associates Limited Partnership       76,327         (30,633)                --               --           45,694
Walnut Grove Family, L.P.                         15,826         (15,826)(1)             --               --               --

Waynesboro Apartments Limited Partnership         55,015         (42,568)                --               --           12,447
West Calhoun City, L.P.                           105,383        (16,282)                --               --           89,101
Westminster Apartments Limited Partnership        771,049       (771,049)(1)             --               --               --
                                                  ----------  -----------         ----------     -----------     ------------
                                                 $8,515,114   $(2,453,590)         $ (36,589)     $    7,457    $   6,032,392
                                                  ==========  ===========         ==========     ===========     ============

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997

5.Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1998 is as follows:



                                                                              Cash
                                           Investment                     distributions      Cash         Investment
                                            in Local     Partnership's      received     distributions     in Local       Capital
                                          Partnership      equity in       during the    classified as    Partnership   contribution
                                           balance as     loss for the     year ended    other income    balance as of   payable as
                                               of          year ended      March 30,      during the       March 30,    of March 30,
Name of Local Partnership                  March 30,      December 31,        1998        year ended         1998           1998
                                              1997            1997                         March 30,
                                                                                             1998
                                          ------------    ------------    -------------   -------------   -------------  -----------
April Gardens Apartments II Limited
  Partnership                             $               $         --    $       (960)  $        960      $        --  $    --
Ashland Park Apartments, L.P.                  56,021          (51,802)             --             --            4,219       --
Auburn Family, L.P.                            50,541          (10,791)             --             --           39,750       --
Batesville Family, L.P.                        --                   -- (2)          --             --               --       --
Bay Springs Elderly, L.P.                      93,455          (20,374)             --             --           73,081       --
Brisas del Mar Apartments Limited              --                   -- (2)      (1,320)         1,320               --       --
  Partnership
Bruce Housing Associates, L.P.                 46,518          (16,029)             --             --           30,489       --
Carrington Limited Dividend Housing
  Association Limited Partnership           1,126,050         (115,198)             --             --        1,010,852       --
Chestnut Park Associates, L.P.              1,346,249         (487,017)             --             --          859,232       --
Chowan Senior Manor Associates Limited
  Partnership                                  62,319          (54,389)             --             --            7,930       --
Christian Street Commons Associates           400,233         (400,233)(1)          --             --               --       --
Country View Apartments                       185,611          (28,719)           (750)            --          156,142       --
Desarrollos de Belen Limited Partnership      160,973          (58,452)             --             --          102,521       --
Desarrollos de Emaus Limited Partnership      242,640          (78,082)             --             --          164,558       --
Ellinwood Heights Apartments, L.P.             40,017          (25,785)             --             --           14,232       --
Fulton Street Houses Limited Partnership      850,560         (280,887)             --             --          569,673       --
Hayes Run Limited Partnership                  --                   -- (2)          --             --               --       --
Howard L. Miller Sallisaw Apartments           36,263           (5,856)             --             --           30,407       --
  II, L.P.
Hurlock Meadow Limited Partnership              8,747           (7,247)(1)      (1,500)            --               --      84,433
Ivy Family, L.P.                               34,473          (17,102)             --             --           17,371       --
Justin Associates                           1,131,016         (130,723)             --             --        1,000,293       --
LaBelle Commons, Ltd.                         104,805          (27,055)         (2,500)            --           75,250       --
Lawrence Road Properties, Ltd.                  3,327           (3,327)(1)          --             --               --       --
Loma Del Norte Limited Partnership            149,057          (26,623)         (2,000)            --          120,434       --
Long Reach Associates Limited                 220,147          (48,059)             --             --          172,088       --
  Partnership
Mirador del Toa Limited Partnership            --                  --  (2)        (572)           572               --       --
Moore Haven Commons, Ltd.                      --                  --  (2)          --             --               --       --
NP-89 Limited Dividend Housing
  Association Limited Partnership           1,644,687         (136,116)        (10,000)            --        1,498,571       --
Nash Hill Associates, Limited                 192,666          (18,780)         (3,637)            --          170,249       --
  Partnership
North Calhoun City, L.P.                       82,162           (6,224)             --             --           75,938       --
Orange City Plaza, Limited Partnership        391,105          (15,551)             --             --          375,554       --
Puerta del Mar Limited Partnership             --                   -- (2)      (1,320)         1,320               --       --
Purvis Heights Properties, L.P.                71,362          (22,933)             --             --           48,429       --
Queen Lane Investors                          268,117          (58,615)         (3,632)            --          205,870       --
Somerset Manor, Ltd.                           --                   -- (2)          --             --               --       --
Sugar Cane Villas, Ltd.                        --                   -- (2)          --             --               --       --
Summerfield Apartments Limited                716,388          (43,007)         (5,000)            --          668,381       --
  Partnership
Sydney Engel Associates L.P.                   --                   -- (2)      (2,500)         2,500               --       --
Union Valley Associates Limited               118,570          (40,993)         (1,250)            --           76,327       --
  Partnership
Walnut Grove Family, L.P.                      39,568          (23,742)             --             --           15,826       --
Waynesboro Apartments Limited                  96,977          (40,712)         (1,250)            --           55,015       --
  Partnership
West Calhoun City, L.P.                       119,943          (14,560)             --             --          105,383       --
Westminster Apartments Limited                814,497          (43,448)             --             --          771,049       --
                                          ------------    -------------      -----------    -----------    -----------  ------------
  Partnership
                                          $ 10,905,064    $ (2,358,431)     $  (38,191)    $   6,672       $ 8,515,114    $   84,433
                                          ============     ============      ==========     ===========     ==========  ============

      (1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
      (2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned.





                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.     Investment in Local Partnerships (continued)

       Property information for each Local Partnership as of December 31, 1998 is as follows:

                                                           Mortgage                      Buildings and    Accumulated
          Name of Local Partnership                     loans payable        Land        improvements     depreciation
        ----------------------------------------------- --------------- --------------- ---------------- ---------------

        April Gardens Apartments II Limited             $  2,000,362    $    39,984     $  2,471,739     $   (809,390)
          Partnership
        Ashland Park Apartments, L.P.                      1,040,446          50,160       1,247,739         (366,744)
        Auburn Family, L.P.                                  470,555          20,000         558,475         (156,888)
        Batesville Family, L.P.                            1,441,209          52,000       1,808,219         (519,311)
        Bay Springs Elderly, L.P.                            677,420          38,000         843,018         (232,319)
        Brisas del Mar Apartments Limited Partnership      2,658,737         100,280       3,227,091       (1,080,780)
        Bruce Housing Associates, L.P.                     1,110,021          16,000       1,420,798         (459,525)
        Carrington Limited Dividend Housing
          Association Limited Partnership                  3,440,212         200,000       6,369,080       (2,037,049)
        Chestnut Park Associates, L.P.                     5,189,118         781,700       8,654,778       (2,436,107)
        Chowan Senior Manor Associates Limited             1,263,410          86,101       1,513,684         (437,796)
          Partnership
        Christian Street Commons Associates                  620,521              --              --               --
        Country View Apartments                              939,775          35,698       1,215,505         (216,511)
        Desarrollos de Belen Limited Partnership           1,887,073          96,190       2,493,144         (514,569)
        Desarrollos de Emaus Limited Partnership           3,205,734         214,000       4,034,206         (771,217)
        Ellinwood Heights Apartments, L.P.                   689,658          10,000         864,434         (214,607)
        Fulton Street Houses Limited Partnership           3,869,930               2       5,987,214       (1,480,023)
        Hayes Run Limited Partnership                      1,428,831          85,060       1,488,176         (311,322)
        Howard L. Miller Sallisaw Apartments II, L.P.        616,935          39,000         726,868         (188,000)
        Hurlock Meadow Limited Partnership                 1,273,910          49,525       1,562,361         (440,694)
        Ivy Family, L.P.                                     798,004          11,000       1,044,294         (342,231)
        Justin Associates                                  2,454,251          27,472       4,344,154       (1,102,275)
        LaBelle Commons, Ltd.                              1,015,893          98,947       1,184,937         (286,545)
        Lawrence Road Properties, Ltd.                       760,577          50,000         929,308         (262,417)
        Loma Del Norte Limited Partnership                 1,440,903          84,874       1,775,054         (362,224)
        Long Reach Associates Limited Partnership          1,482,023         118,446       1,877,387         (412,940)
        Mirador del Toa Limited Partnership                1,887,322         105,000       2,329,996         (778,399)
        Moore Haven Commons, Ltd.                            930,338          73,645       1,197,000         (371,491)
        NP-89 Limited Dividend Housing Association
          Limited Partnership                              4,230,637         150,000       7,366,559       (2,006,241)
        Nash Hill Associates, Limited Partnership          1,472,616         123,876       1,676,137         (356,912)
        North Calhoun City, L.P.                             492,669          12,000         632,110         (177,773)
        Orange City Plaza, Limited Partnership               508,823          53,904       1,041,636         (238,998)
        Puerta del Mar Limited Partnership                 2,531,462         115,000       3,046,045       (1,033,339)
        Purvis Heights Properties, L.P.                    1,149,032          47,000       1,455,334         (397,101)
        Queen Lane Investors                               1,572,111          60,301       2,742,479         (771,356)
        Somerset Manor, Ltd.                                 899,846          53,383       1,099,816         (328,500)
        Sugar Cane Villas, Ltd.                            3,315,958          58,500       4,088,461       (1,231,318)
        Summerfield Apartments Limited Partnership         1,784,586         195,411       2,684,961         (488,319)
        Sydney Engel Associates L.P.                      17,635,198         284,305      19,443,724       (5,701,503)
        Union Valley Associates Limited Partnership        1,450,664          97,800       1,757,216         (364,895)
        Walnut Grove Family, L.P.                            848,821          30,000       1,017,192         (283,400)
        Waynesboro Apartments Limited Partnership          1,486,904          76,000       1,790,366         (400,847)
        West Calhoun City, L.P.                              776,927          18,000       1,024,405         (277,570)
        Westminster Apartments Limited Partnership         1,609,558          51,651       1,025,737         (408,129)
                                                        -------------    -----------    ------------    -------------
                                                        $  86,358,980   $  3,910,215   $ 113,060,837   $  (31,057,575)
                                                        =============    ===========    ============    =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.     Investment in Local Partnerships (continued)

       Property information for each Local Partnership as of December 31, 1997 is as follows:

                                                           Mortgage                      Buildings and    Accumulated
          Name of Local Partnership                     loans payable        Land        improvements     depreciation
        ----------------------------------------------- --------------- --------------- ---------------- ---------------

        April Gardens Apartments II Limited             $  2,004,455    $    39,984     $  2,469,537     $   (706,940)
          Partnership
        Ashland Park Apartments, L.P.                      1,042,772          50,160       1,247,739         (321,176)
        Auburn Family, L.P.                                  472,356          20,000         557,595         (135,833)
        Batesville Family, L.P.                            1,443,783          52,000       1,806,202         (474,324)
        Bay Springs Elderly, L.P.                            678,794          38,000         841,698         (200,630)
        Brisas del Mar Apartments Limited Partnership      2,664,848         100,280       3,227,091         (946,001)
        Bruce Housing Associates, L.P.                     1,112,700          16,000       1,418,598         (408,466)
        Carrington Limited Dividend Housing
          Association Limited Partnership                  3,464,852         200,000       6,364,620       (1,803,962)
        Chestnut Park Associates, L.P.                     5,239,113         781,700       8,654,778       (2,121,750)
        Chowan Senior Manor Associates Limited             1,267,699          86,101       1,495,884         (374,073)
          Partnership
        Christian Street Commons Associates                  627,335              --              --               --
        Country View Apartments                              941,880          35,698       1,213,947         (182,517)
        Desarrollos de Belen Limited Partnership           1,889,550          96,190       2,490,637         (430,785)
        Desarrollos de Emaus Limited Partnership           3,211,920         214,000       4,031,061         (634,977)
        Ellinwood Heights Apartments, L.P.                   691,142          10,000         864,075         (199,073)
        Fulton Street Houses Limited Partnership           3,869,930               2       5,959,123       (1,258,635)
        Hayes Run Limited Partnership                      1,431,884          85,060       1,481,235         (273,151)
        Howard L. Miller Sallisaw Apartments II, L.P.        618,138          39,000         725,785         (175,072)
        Hurlock Meadow Limited Partnership                 1,276,908          49,525       1,559,298         (381,270)
        Ivy Family, L.P.                                     801,919          11,000       1,035,459         (304,284)
        Justin Associates                                  2,483,842          27,472       4,344,154         (943,253)
        LaBelle Commons, Ltd.                              1,018,217          98,947       1,184,937         (243,375)
        Lawrence Road Properties, Ltd.                       762,171          50,000         928,273         (238,923)
        Loma Del Norte Limited Partnership                 1,443,839          84,874       1,769,702         (310,772)
        Long Reach Associates Limited Partnership          1,485,035         118,446       1,868,040         (360,604)
        Mirador del Toa Limited Partnership                1,891,902         105,000       2,327,341         (682,219)
        Moore Haven Commons, Ltd.                            932,340          73,645       1,197,000         (327,540)
        NP-89 Limited Dividend Housing Association
          Limited Partnership                              4,306,098         150,000       7,333,401       (1,728,582)
        Nash Hill Associates, Limited Partnership          1,475,786         123,876       1,676,137         (310,390)
        North Calhoun City, L.P.                             495,462          12,000         631,120         (152,679)
        Orange City Plaza, Limited Partnership               529,837          53,904       1,041,636         (205,726)
        Puerta del Mar Limited Partnership                 2,537,277         115,000       3,046,045         (905,213)
        Purvis Heights Properties, L.P.                    1,153,999          47,000       1,443,465         (367,819)
        Queen Lane Investors                               1,580,073          60,301       2,735,277         (670,274)
        Somerset Manor, Ltd.                                 901,698          53,383       1,097,281         (284,763)
        Sugar Cane Villas, Ltd.                            3,322,803          58,500       4,059,461       (1,080,291)
        Summerfield Apartments Limited Partnership         1,806,784         195,411       2,683,173         (416,913)
        Sydney Engel Associates L.P.                      17,831,381         284,305      19,436,525       (4,991,233)
        Union Valley Associates Limited Partnership        1,453,673          97,800       1,745,528         (319,584)
        Walnut Grove Family, L.P.                            850,407          30,000       1,011,054         (243,598)
        Waynesboro Apartments Limited Partnership          1,490,153          76,000       1,786,404         (353,765)
        West Calhoun City, L.P.                              783,367          18,000       1,012,925         (237,939)
        Westminster Apartments Limited Partnership         1,631,651          51,651       2,828,618         (337,413)
                                                       ------------       ----------    ------------   --------------
                                                      $  86,919,773     $  3,910,215  $  114,631,859  $   (27,045,787)
                                                       ============       ==========    ============   ==============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


5.    Investment in Local Partnerships (continued)

     The summary of property activity during the year ended December 31, 1998 is as follows:

                                                                              Net change
                                                  Balance as of            during the year           Balance as of
                                                December 31, 1997               ended              December 31, 1998
                                                                          December 31, 1998

                                                -----------------         -----------------        -----------------
        Land                                    $      3,910,215          $             --         $      3,910,215

        Buildings and improvements                   114,631,859               (1,571,022)              113,060,837
                                                ----------------           ---------------         -----------------

                                                     118,542,074               (1,571,022)              116,971,052

        Accumulated depreciation                     (27,045,787)              (4,011,788)              (31,057,575)
                                                 ---------------           --------------           ----------------
                                                $     91,496,287          $    (5,582,810)         $     85,913,477
                                                 ===============           ==============           ================


6.   Transactions with General Partner and Affiliates

     For the years ended March 30, 1999, 1998 and 1997, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                           1999                     1998                      1997
                                                    Paid       Incurred       Paid       Incurred       Paid        Incurred
                                                    ------    -----------   ---------    ----------   ---------  ------------
         Management fees (see Note 8)            $  100,000   $  230,571   $  100,000   $  230,571   $  100,000   $   230,571



     For the years ended December 31, 1998, 1997 and 1996, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local
     Partnerships:

                                                               1998                      1997                   1996

                                                      Paid       Incurred       Paid        Incurred          Paid       Incurred
                                                    ---------    ----------  ----------    -----------      ---------  ------------


         Property management fees               $   109,732    $  130,570     $112,083      $127,518       $   3,599    $  35,785



         Insurance and other services                23,117        34,455       22,079        22,079          35,943       34,316





                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 1999, 1998 and 1997 to the tax return net loss for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                     1999                  1998                  1997
        Financial  statement  net loss for the years ended          -----------         -----------            ----------
           March 30, 1999, 1998 and 1997                         $  (2,756,082)        $ (2,649,323)          $(2,718,536)



        Add (less) net transactions occurring between

           January 1, 1996 and March 30, 1996                               --               --                   (49,819)

           January 1, 1997 and March 30, 1997                               --              (58,090)               58,090

           January 1, 1998 and March 30, 1998                          (76,012)              76,012                 --

           January 1, 1999 and March 30, 1999                           90,310                --                    --


                                                                    ------------          ------------           ------------
        Adjusted financial statement net loss for the years
           ended December 31, 1998, 1997 and 1996                   (2,741,784)           (2,631,401)           (2,710,265)



        Adjustment to management fees pursuant to
           Internal Revenue Code Section 267                           130,571               130,571                130,571



        Differences arising from equity in loss of
           investment in Local Partnerships                           (903,119)              (718,329)              (514,969)



        Interest revenue                                               210,630               (208,732)                 --



        Other differences                                              (9,629)                 (5,367)                  (107)


                                                                    ------------            ------------           ------------
        Tax return net loss for the years ended
           December 31, 1998, 1997 and 1996                      $  (3,313,331)           $ (3,433,258)           $(3,094,770)



       The differences between the investment in Local Partnerships for tax and financial reporting purposes as of December 31, 1998 and 1997 are as follows:

                                                                            1998                       1997
                                                                        -----------                ------------

        Investment in Local Partnerships - financial reporting        $   6,027,711                $  8,525,573

        Investment in Local Partnerships - tax                            4,279,897                   7,473,246


                                                                         ----------                 -----------
                                                                      $   1,747,814                $  1,052,327
                                                                         ==========                 ===========


       Payable to general partner in the accompanying balance sheets represents accrued management fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


8.     Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March
30, 1999. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 1999. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees and Additional Management Fees in the amount of $1,061,185 and $930,614 are recorded as payable to general partner in the accompanying balance sheets as of March 30, 1999 and 1998, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is required to pay ML Fund Administrators Inc., an affiliate of the Selling Agent, an annual
administration   fee   ("Administration   Fee")   and   an   annual   additional
administration fee ("Additional Administration Fee") for its administrative services provided to the Partnership. The annual Administration Fee is equal to
 .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 1999. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 1999. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees in the amount of $1,061,185 and $930,614 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 1999 and 1998, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contracts are scheduled to expire in 1999.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 1999, 1998 AND 1997


9.   Fair Value of Financial Instruments

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

     Cash and Cash Equivalents and Restricted Cash
     ---------------------------------------------
     The carrying amounts approximate fair value.


     Investments in Bonds Available-For-Sale
     ---------------------------------------
     Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.


     Interest Receivable
     -------------------
     The carrying amount approximates fair value due to the terms of the underlying investments.

     Capital Contributions Payable
     -----------------------------

     The carrying amount approximates fair value in accordance with the Local Partnerships' partnership agreements.


     The estimated fair value of the Partnership's financial instruments as of March 30, 1999 and 1998 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and directors of Richman Housing are:

                                        Served in present
Name                                    capacity since 1                      Position held
----------------------                  -----------------                     ----------------------

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

Richard Paul Richman, age 51, is the sole Director and President of Richman Housing. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Eric P. Richelson, age 47, is a Vice President of Richman Housing. Mr. Richelson, formerly President of Wilder Richman Management Corporation, a property management company affiliated with Richman Housing, is a Vice President of Richman Asset Management, Inc. ("RAM") an affiliate of Richman Housing. Mr. Richelson's responsibilities in connection with RAM include advisory services provided to a small business investment company.

Neal Ludeke, age 41, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of RAM. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

David A. Salzman, age 38, is a Vice President of Richman Housing and a minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 43, is the Secretary of Richman Housing. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.

Item 11.  Executive Compensation
          -----------------------

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 1999, Richman Housing did not pay any remuneration to any of its officers or its director.

Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

As of May 20, 1999, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly-owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions
          -----------------------------------------------

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

Transactions with General Partner and Affiliates
------------------------------------------------

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1998 allocated to the General Partner were $33,133 and $56,042, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1998 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $26,781 and $45,299, respectively.

Indebtedness of Management.
--------------------------


No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 1999.

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

            (3)  Exhibits

                                                                     Incorporated by
                                    Exhibit                          Reference to
                  ------------------------------------------------   --------------------------------

       10.1       April Gardens Apartments II Limited Partnership    Exhibit 10.1 to Form 10-Q Report
                  (A Delaware Limited Partnership) Amended and       dated December 30, 1990
                  Restated Agreement of Limited Partnership          (File No. 33-31390)

       10.2       Ashland Park Apartments, L.P. Second Amended and   Exhibit 10.2 to Form 10-K Report
                  Restated Agreement of Limited Partnership          dated March 30, 1991
                                                                     (File No. 33-31390)

       10.3       Auburn Family, L.P. Amended and Restated Limited   Exhibit 10.1 to Form 10-Q Report
                  Partnership Agreement and Certificate of Limited   dated December 31, 1991
                  Partnership                                        (File No. 0-19217)

       10.4       Amended No. 2 to the Batesville Family, L.P.       Exhibit 10.2 to Form 10-Q Report
                  Amended and Restated Agreement of Limited          dated December 30, 1990
                  Partnership                                        (File No. 33-31390)

       10.5       Batesville Family, L.P. Amendment No. 3 to the     Exhibit 10.2 to Form 10-Q Report
                  Amended and Restated Agreement of Limited          dated December 31, 1991
                  Partnership                                        (File No. 0-19217)

       10.6       Bay Springs Elderly, L.P. (A Mississippi Limited   Exhibit 10.1 to Form 10-Q Report
                  Partnership) Amended and Restated Limited          dated September 29, 1991
                  Partnership Agreement and Certificate of Limited   (File No. 0-19217)
                  Partnership

       10.7       Brisas del Mar Apartments Limited Partnership (A   Exhibit 10.3 to Form 10-Q Report
                  Delaware Limited Partnership) Amended and          dated December 30, 1990
                  Restated Agreement of Limited Partnership          (File No. 33-31390)

       10.8       Amendment No. 1 to the Bruce Housing Associates,   Exhibit 10.8 to Form 10-K Report
                  L.P. Amended and Restated Agreement of Limited     dated March 30, 1992
                  Partnership                                        (File No. 33-31390)

       10.9       Amendment No. 2 to the Bruce Housing Associates,   Exhibit 10.4 to Form 10-Q Report
                  L.P. Amended and Restated Agreement of Limited     dated December 30, 1990
                  Partnership                                        (File No. 33-31390)

       10.10      Bruce Housing Associates, L.P. Amendment No. 3     Exhibit 10.3 to Form 10-Q Report
                  to the Amended and Restated Agreement of Limited   dated December 31, 1991
                  Partnership                                        (File No. 0-19217)

       10.11      Carrington Limited Dividend Housing Association    Exhibit 10.1 to Form 10-Q Report
                  Limited Partnership Amended and Restated           dated September 29, 1990
                  Agreement of Limited Partnership                   (File No. 33-31390)

       10.12      Carrington Limited Dividend Housing Association    Exhibit 10.2 to Form 10-Q Report
                  Limited Partnership Second Amended and Restated    dated September 29, 1990
                  Agreement of Limited Partnership                   (File No. 33-31390)

       10.13      Carrington Limited Dividend Housing Association    Exhibit 10.5 to Form 10-Q Report
                  Limited Partnership Amendment No. 1 to the         dated December 30, 1990
                  Second Amended and Restated Agreement of Limited   (File No. 33-31390)
                  Partnership

       10.14      Chestnut Park Associates, L.P. Amended and         Exhibit 10.3 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated September 29, 1990
                                                                     (File No. 33-31390)

       10.15      Chowan Senior Manor Associates Limited             Exhibit 10.15 to Form 10-K Report
                  Partnership Amended and Restated Agreement of      dated March 30, 1992
                  Limited Partnership                                (File No. 33-31390)

                                                                     Incorporated by
                  Exhibit                                            Reference to
                  -----------------------------------------------    ---------------------------------

       10.16      Christian Street Commons Associates Amended and    Exhibit 10.16 to Form 10-K Report
                  Restated Limited Partnership Agreement and         dated March 30, 1992
                  Certificate of Limited Partnership                 (File No. 33-31390)

       10.17      Country View Apartments Second Amended and         Exhibit 10.17 to Form 10-K Report
                  Restated Limited Partnership Agreement and         dated March 30, 1992
                  Certificate of Limited Partnership                 (File No. 33-31390)

       10.18      Desarrollos de Belen Limited Partnership Amended   Exhibit 10.18 to Form 10-K Report
                  and Restated Agreement of Limited Partnership      dated March 30, 1992
                                                                     (File No. 33-31390)

       10.19      Desarrollos de Emaus Limited Partnership Amended   Exhibit 10.19 to Form 10-K Report
                  and Restated Agreement of Limited Partnership      dated March 30, 1992
                                                                     (File No. 33-31390)

       10.20      Ellinwood Heights Apartments, L.P. Amended and     Exhibit 10.1 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated June 29, 1991
                                                                     (File No. 0-19217)

       10.21      Fulton Street Houses Limited Partnership Amended   Exhibit 10.21 to Form 10-K Report
                  and Restated Agreement of Limited Partnership      dated March 30, 1992
                                                                     (File No. 33-31390)

       10.22      Hayes Run Limited Partnership Amended and          Exhibit 10.2 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated June 29, 1991
                                                                     (File No. 0-19217)

       10.23      Howard L. Miller Sallisaw Apartments II, L.P.      Exhibit 10.10 to Form 10-K Report
                  Third Amended and Restated Agreement and           dated March 30, 1991
                  Certificate of Limited Partnership                 (File No. 33-31390)

       10.24      Hurlock Meadow Limited Partnership Amended and     Exhibit 10.24 to Form 10-K Report
                  Restated Limited Partnership Agreement             dated March 30, 1992
                                                                     (File No. 33-31390)

       10.25      Amendment No. 1 to the Ivy Family, L.P. Amended    Exhibit 10.6 to Form 10-Q Report
                  and Restated Agreement of Limited Partnership      dated December 30, 1990
                                                                     (File No. 33-31390)

       10.26      Ivy Family, L.P. Amendment No. 3 to the Amended    Exhibit 10.4 to Form 10-Q Report
                  and Restated Agreement of Limited Partnership      dated December 31, 1991
                                                                     (File No. 0-19217)

       10.27      Justin Associates Amended and Restated Agreement   Exhibit 10.7 to Form 10-Q Report
                  and Certificate of Limited Partnership             dated December 30, 1990
                                                                     (File No. 33-31390)

       10.28      LaBelle Commons, Ltd. Amended and Restated         Exhibit 10.13 to Form 10-K Report
                  Agreement of Limited Partnership                   dated March 30, 1991
                                                                     (File No. 33-31390)

       10.29      LaBelle Commons, Ltd. Amendment No. 1 to Amended   Exhibit 10.29 to Form 10-K Report
                  and Restated Agreement of Limited Partnership      dated March 30, 1992
                                                                     (File No. 33-31390)

       10.30      Amendment No. 2 to the Lawrence Road Properties,   Exhibit 10.8 to Form 10-Q Report
                  Ltd. Amended and Restated Agreement of Limited     dated December 30, 1990
                  Partnership                                        (File No. 33-31390)

       10.31      Lawrence Road Properties, Ltd. Amendment No. 3     Exhibit 10.5 to Form 10-Q Report
                  to the Amended and Restated Agreement of Limited   dated December 31, 1991
                  Partnership                                        (File No. 0-19217)

       10.32      Loma Del Norte Limited Partnership Amended and     Exhibit 10.2 to Form 10-Q Report
                  Restated Limited Partnership Agreement             dated September 29, 1991
                                                                     (File No. 0-19217)

       10.33      Long Reach Associates Limited Partnership Sixth    Exhibit 10.15 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1991
                  Partnership                                        (File No. 33-31390)

       10.34      Mirador del Toa Limited Partnership Amended and    Exhibit 10.16 to Form 10-K Report
                  Restated Agreement of Limited Partnership          dated March 30, 1991
                                                                     (File No. 33-31390)

       10.35      Amendment No. 1 to the Mirador del Toa Limited     Exhibit 10.17 to Form 10-K Report
                  Partnership Amended and Restated Agreement of      dated March 30, 1991
                  Limited Partnership                                (File No. 33-31390)

                                                                     Incorporated by
                  Exhibit                                            Reference to
                  ----------------------------------------------     --------------------------------
       10.36      Moore Haven Commons, Ltd. Amended and Restated     Exhibit 10.9 to Form 10-Q Report
                  Agreement of Limited Partnership                   dated December 30, 1990
                                                                     (File No. 33-31390)

       10.37      NP-89 Limited Dividend Housing Association         Exhibit 10.3 to Form 10-Q Report
                  Limited Partnership Second Restated and Amended    dated June 29, 1991
                  Agreement of Limited Partnership                   (File No. 0-19217)

       10.38      Nash Hill Associates, Limited Partnership          Exhibit 10.37 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1992
                  Partnership                                        (File No. 33-31390)

       10.39      North Calhoun City, L.P. (A Mississippi Limited    Exhibit 10.3 to Form 10-Q Report
                  Partnership) Amended and Restated Limited          dated September 29, 1991
                  Partnership Agreement and Certificate of Limited   (File No. 0-19217)
                  Partnership

       10.40      Orange City Plaza, Limited Partnership Amended     Exhibit 10.40 to Form 10-K Report
                  and Restated Partnership Agreement                 dated March 30, 1992
                                                                     (File No. 33-31390)

       10.41      Puerta del Mar Limited Partnership (A Delaware     Exhibit 10.10 to Form 10-Q Report
                  Limited Partnership) Amended and Restated          dated December 30, 1990
                  Agreement of Limited Partnership                   (File No. 33-31390)

       10.42      Amendment No. 2 to the Purvis Heights              Exhibit 10.11 to Form 10-Q Report
                  Properties, L.P. Amended and Restated Agreement    dated December 30, 1990
                  of Limited Partnership                             (File No. 33-31390)

       10.43      Purvis Heights Properties, L.P. Amendment No. 3    Exhibit 10.6 to Form 10-Q Report
                  to the Amended and Restated Agreement of Limited   dated December 31, 1991
                  Partnership                                        (File No. 0-19217)

       10.44      Queen Lane Investors Amendment No. 1 to Amended    Exhibit 10.12 to Form 10-Q Report
                  and Restated Agreement and Certificate of          dated December 30, 1990
                  Limited Partnership                                (File No. 33-31390)

       10.45      Somerset Manor, Ltd. Amended and Restated          Exhibit 10.13 to Form 10-Q Report
                  Agreement and Certificate of Limited Partnership   dated December 30, 1990
                                                                     (File No. 33-31390)

       10.46      Sugar Cane Villas, Ltd. Amended and Restated       Exhibit 10.23 to Form 10-K Report
                  Agreement of Limited Partnership                   dated March 30, 1991
                                                                     (File No. 33-31390)




                                                                     Incorporated by
                                    Exhibit                          Reference to
                  --------------------------------------------       ---------------------------------

       10.47      Summerfield Apartments Limited Partnership         Exhibit 10.47 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1992
                  Partnership                                        (File No. 33-31390)

       10.48      Amendment No.1 to the Summerfield Apartments       Exhibit 10.48 to Form 10-K Report
                  Limited Partnership Amended and Restated           dated March 30, 1998
                  Agreement of Limited Partnership                   (File No. 0-19217)

       10.49      Sydney Engel Associates Second Amended and         Exhibit 10.4 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated September 29, 1990
                                                                     (File No. 33-31390)

       10.50      First Amendment to Second Amended and Restated     Exhibit 10.49 to Form 10-K Report
                  Agreement of Limited Partnership of Sydney Engel   dated March 30, 1997
                  Associates                                         (File No. 0-19217)

       10.51      Second Amendment to Second Amended and Restated    Exhibit 10.50 to Form 10-K Report
                  Agreement of Limited Partnership of Sydney Engel   dated March 30, 1997
                  Associates L.P.                                    (File No. 0-19217)

       10.52      Third Amendment to Second Amended and Restated     Exhibit 10.51 to Form 10-K Report
                  Agreement of Limited Partnership of Sydney Engel   dated March 30, 1997
                  Associates L.P.                                    (File No. 0-19217)

       10.53      Fourth Amendment to Second Amended and Restated    Exhibit 10.52 to Form 10-K Report
                  Agreement of Limited Partnership of Sydney Engel   dated March 30, 1997
                  Associates L.P.                                    (File No. 0-19217)

       10.54      Union Valley Associates Limited Partnership        Exhibit 10.14 to Form 10-Q Report
                  Amended and Restated Agreement and Certificate     dated December 30, 1990
                  of Limited Partnership                             (File No. 33-31390)

       10.55      Walnut Grove Family, L.P. (A Mississippi Limited   Exhibit 10.4 to Form 10-Q Report
                  Partnership) Amended and Restated Limited          dated September 29, 1991
                  Partnership Agreement and Certificate of Limited   (File No. 0-19217)
                  Partnership

       10.56      Waynesboro Apartments Limited Partnership          Exhibit 10.15 to Form 10-Q Report
                  Amended and Restated Agreement and Certificate     dated December 30, 1990
                  of Limited Partnership                             (File No. 33-31390)


       10.57      West Calhoun City, L.P. (A Mississippi Limited     Exhibit 10.5 to Form 10-Q Report
                  Partnership) Amended and Restated Limited          dated September 29, 1991
                  Partnership Agreement and Certificate of Limited   (File No. 0-19217)
                  Partnership

       10.58      Westminster Apartments Limited Partnership         Exhibit 10.53 to Form 10-K Report
                  Second Amended and Restated Agreement of Limited   dated March 30, 1992
                  Partnership                                        (File No. 33-31390)

       27         Financial Data Schedule



                                                                     Incorporated by
                                    Exhibit                          Reference to
                  ------------------------------------------         ------------------------------

       28.0       Pages 20 through 31, 44 through 71 and 78          Exhibit 28.0 to Form
                  10-K Report  through 80 of Prospectus              dated March 30, 1990
                  filed pursuant to Rule 424(b)(3)                  (File No. 33-31390)

       28.1       Pages 14 through 19 of Prospectus                  Exhibit 28.1
                  filed pursuant to Rule 424(b)(3)                   dated March 30, 1991
                  under  Securities Act of 1933                     (File No. 33-31390)

       28.2       Supplement No. 1 dated June 6, 1990 to Prospectus  Exhibit 28.2 to Form 10-K Report
                                                                     dated March 30, 1991
                                                                     (File No. 33-31390)

       28.3       Supplement No. 2 dated November 21, 1990 to        Exhibit 28.3 to Form 10-K Report
                  Prospectus                                         dated March 30, 1991
                                                                     (File No. 33-31390)

       28.4       Supplement No. 3 dated December 20, 1990 to        Exhibit 28.4 to Form 10-K Report
                  Prospectus                                         dated March 30, 1991
                                                                     (File No. 33-31390)

       28.5       Supplement No. 4 dated October 30, 1991 to         Exhibit 28.5 to Form 10-K Report
                  Prospectus                                         dated March 30, 1992
                                                                     (File No. 33-31390)

       28.6       Supplement No. 5 dated December 26, 1991 to        Exhibit 28.6 to Form 10-K Report
                  Prospectus                                         dated March 30, 1992
                                                                     (File No. 33-31390)

       28.7       Supplement No. 6 dated January 15, 1992 to         Exhibit 28.7 to Form 10-K Report
                  Prospectus                                         dated March 30, 1990
                                                                     (File No. 33-31390)

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

Dated:  June 28, 1999                                /s/  Richard Paul Richman
        -------------                                -------------------------
                                                     by:  Richard Paul Richman
                                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                 Signature                                     Title                                        Date


       /s/ Richard Paul Richman                  President, Chief Executive Officer                    June 28, 1999
       (Richard Paul Richman)                    and Director of the general partner
                                                 of the General Partner

       /s/ Neal Ludeke                           Vice President and Treasurer of                       June 28, 1999
       (Neal Ludeke)                             the general partner of the General
                                                 Partner (Principal Financial and
                                                 Accounting Officer of Registrant)
