Form 10-Q
period 1999-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1999-08-12
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                          EXCHANGE ACT OF 1934


For the quarterly period ended June 29, 1999

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---                             EXCHANGE ACT OF 1934


For the transition period from                 to
                               ---------------   ---------------

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
             (Exact name of Registrant as specified in its charter)

Delaware                                                          13-3545006
--------------------------------                             -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                  06830
---------------------------------------                               ----------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes X No ___.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


       Item 1. Financial Statements


       Table of Contents                                                    Page


       Balance Sheets..........................................................3

       Statements of Operations................................................4

       Statements of Cash Flows................................................5

       Notes to Financial Statements...........................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                                          June 29,            March 30,
                                                                            Notes           1999                1999
                                                                           -------      -----------         ------------
     ASSETS

     Cash and cash equivalents                                                          $   759,779         $    567,613
     Investments in bonds available-for-sale                                  2           2,631,034            2,890,010
     Investment in local partnerships                                         3           5,613,098            6,032,392
     Interest receivable                                                                     29,776               21,531
                                                                                        -----------         ------------

                                                                                        $ 9,033,687         $  9,511,546
                                                                                        ===========         ============

     LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

     Liabilities

        Accounts payable and accrued expenses                                           $ 1,150,403         $  1,105,703
        Payable to general partner                                                        1,093,828            1,061,185
        Other                                                                                11,700               11,700
                                                                                        -----------         ------------

                                                                                          2,255,931            2,178,588
                                                                                        -----------         ------------

     Commitment and contingencies                                             3

     Partners' equity (deficit)

        General partner                                                                    (247,158)            (242,419)
        Limited partners (35,883 units of limited partnership interest
          outstanding)                                                                    7,061,027            7,530,193
        Accumulated other comprehensive income (loss), net                    2             (36,113)              45,184
                                                                                        -----------         ------------

                                                                                          6,777,756            7,332,958
                                                                                        -----------         ------------

                                                                                        $ 9,033,687         $  9,511,546
                                                                                        ===========         ============

                                        See Notes to Financial Statements.

                                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                                           STATEMENTS OF OPERATIONS
                                     THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                                  (UNAUDITED)

                                                                            Notes      1999            1998
                                                                           -------  ----------      ----------
     REVENUE

     Interest                                                                       $   56,766      $   61,859
     Other income from local partnerships                                                4,172           4,172
                                                                                    ----------      ----------

     TOTAL REVENUE                                                                      60,938          66,031
                                                                                    ----------      ----------
     EXPENSES

     Administration fees                                                                57,643          57,643
     Management fees                                                                    57,643          57,643
     Professional fees                                                                   6,355          12,412
     Printing, postage and other                                                         5,908           9,855
                                                                                    ----------     -----------

     TOTAL EXPENSES                                                                    127,549         137,553
                                                                                    ----------     -----------

     Loss from operations                                                              (66,611)        (71,522)

     Equity in loss of investment in local partnerships                       3       (407,294)       (455,651)
                                                                                    ----------     -----------

     NET LOSS                                                                         (473,905)       (527,173)

     Other comprehensive income (loss)                                        2        (81,297)         26,874
                                                                                    ----------     -----------

     COMPREHENSIVE LOSS                                                             $ (555,202)     $ (500,299)
                                                                                    ==========      ==========

     NET LOSS ATTRIBUTABLE TO

        General partner                                                             $   (4,739)      $   (5,272)
        Limited partners                                                              (469,166)        (521,901)
                                                                                    ----------       ----------

                                                                                    $ (473,905)      $ (527,173)
                                                                                    ==========       ==========

     NET LOSS per unit of limited partnership interest (35,883 units of
        limited partnership interest)                                               $   (13.07)       $  (14.54)
                                                                                    ==========        =========



                                      See Notes to Financial Statements.

                                   AMERICAN TAX CREDIT PROPERTIES III L.P.
                                          STATEMENTS OF CASH FLOWS
                                  THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                               (UNAUDITED)


                                                                                         1999            1998
                                                                                      ----------      ----------
        CASH FLOWS FROM OPERATING ACTIVITIES

        Interest received                                                             $   30,299      $   34,551
        Cash paid for
            administration fees                                                          (25,000)        (25,000)
            management fees                                                              (25,000)        (25,000)
            professional fees                                                                             (1,287)
            printing, postage and other expenses                                            (206)         (9,855)
                                                                                      ----------      ----------

        Net cash used in operating activities                                            (19,907)        (26,591)
                                                                                      ----------      ----------

        CASH FLOWS FROM INVESTING ACTIVITIES

        Cash distributions and other income from local partnerships                       16,172          10,713
        Maturity/redemption of bonds                                                     195,901          85,000
                                                                                      ----------      ----------

        Net cash provided by investing activities                                        212,073          95,713
                                                                                      ----------      ----------

        Net increase in cash and cash equivalents                                        192,166          69,122

        Cash and cash equivalents at beginning of period                                 567,613         419,372
                                                                                      ----------      ----------

        CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  759,779      $  488,494
                                                                                      ==========      ==========

        SIGNIFICANT NON-CASH INVESTING ACTIVITIES

        Unrealized gain (loss) on investments in bonds available-for-sale, net        $  (81,297)     $   26,874
                                                                                      ==========      ==========


        See reconciliation of net loss to net cash used in operating activities on page 6.


                                            See Notes to Financial Statements.

                                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                                         STATEMENTS OF CASH FLOWS - (continued)
                                       THREE MONTHS ENDED JUNE 29, 1999 AND 1998
                                                     (UNAUDITED)

                                                                                      1999              1998
                                                                                   -----------       -----------


     RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

     Net loss                                                                      $  (473,905)      $  (527,173)

     Adjustments to reconcile net loss to net cash used in operating activities
        Equity in loss of investment in local partnerships                             407,294           455,651
        Distributions from local partnerships classified as other income                (4,172)           (4,172)
        Amortization of net premium on investments in bonds                              3,342             3,314
        Accretion of zero coupon bonds                                                 (21,564)          (21,564)
        Increase in interest receivable                                                 (8,245)           (9,058)
        Increase in payable to general partner                                          32,643            32,643
        Increase in accounts payable and accrued expenses                               44,700            43,768
                                                                                   -----------       -----------

     NET CASH USED IN OPERATING ACTIVITIES                                         $   (19,907)      $   (26,591)
                                                                                   ===========       ===========


                                    See Notes to Financial Statements.

                                 AMERICAN TAX CREDIT PROPERTIES III, L.P.
                                     NOTES TO FINANCIAL STATEMENTS
                                            JUNE 29, 1999
                                             (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

     As of June 29, 1999, certain information concerning investments in bonds available-for-sale is as follows:



                                                                            Gross             Gross
                                                       Amortized          unrealized        unrealized        Estimated
       Description and maturity                           cost              gains             losses          fair value
       ------------------------                       -----------         -----------       -----------       -----------

       Corporate debt securities
          Within one year                             $    76,249         $       293       $        --       $    76,542
          After one year through five years               459,640               4,665            (2,101)          462,204
          After five years through ten years              703,691              13,112           (14,683)          702,120
          After ten years                                 308,951               1,466                --           310,417
                                                      -----------         -----------       -----------       -----------

                                                        1,548,531              19,536           (16,784)        1,551,283
                                                      -----------         -----------       -----------       -----------
       U.S. Treasury debt securities
          After five years through ten years            1,118,616                  --           (38,865)        1,079,751
                                                      -----------         -----------       -----------       -----------

                                                      $ 2,667,147         $    19,536       $   (55,649)      $ 2,631,034
                                                      ===========         ===========       ===========       ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of March 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,221,000 and accrued interest payable on such loans totaling approximately $2,527,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 1999, the investment in Local Partnerships activity consists of the following:


           Investment in Local Partnerships as of March 30, 1999                 $    6,032,392

           Equity in loss of investment in local partnerships                          (407,294)*

           Cash distributions received from Local Partnerships                          (16,172)

           Cash distributions classified as other income                                  4,172
                                                                                 --------------
           Investment in Local Partnerships as of June 29, 1999                  $    5,613,098
                                                                                 ==============

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $326,238 for the three months ended March 31, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 1999 and December 31, 1998 are as follows:

                                                                                    March 31,          December 31,
                                                                                      1999                 1998
                                                                                 -------------        -------------
      ASSETS

      Cash and cash equivalents                                                  $   1,359,855        $   1,396,493
      Rents receivable                                                                 340,185              429,688
      Capital contributions receivable                                                                       84,433
      Escrow deposits and reserves                                                   4,809,898            4,657,419
      Land                                                                           3,910,215            3,910,215
      Buildings and improvements (net of accumulated depreciation of
        $32,057,999 and $31,057,575)                                                81,044,355           82,003,262
      Intangible assets (net of accumulated amortization of $630,338 and
        $618,890)                                                                      705,276              716,724
      Other                                                                            838,759              804,785
                                                                                 -------------        -------------

                                                                                 $  93,008,543        $  94,003,019
                                                                                 =============        =============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                    $     630,584        $     619,342
        Due to related parties                                                       4,962,056            5,154,179
        Mortgage loans                                                              86,221,053           86,358,980
        Notes payable                                                                   24,887               26,990
        Accrued interest                                                             2,526,561            2,420,323
        Other                                                                          642,869              613,520
                                                                                 -------------        -------------

                                                                                    95,008,010           95,193,334
                                                                                 -------------        -------------
      Partners' equity (deficit)

        American Tax Credit Properties III L.P.
           Capital contributions, net of distributions (includes
             receivable of $84,433 as of December 31, 1998)                         28,996,587           29,004,177
           Cumulative loss                                                         (23,383,760)         (22,976,466)
                                                                                 -------------        -------------

                                                                                     5,612,827            6,027,711
                                                                                 -------------        -------------
        General partners and other limited partners, including ATCP II
           Capital contributions, net of distributions                                (196,921)            (177,871)
           Cumulative loss                                                          (7,415,373)          (7,040,155)
                                                                                 -------------        -------------

                                                                                    (7,612,294)          (7,218,026)
                                                                                 -------------        -------------

                                                                                    (1,999,467)          (1,190,315)
                                                                                 -------------        -------------

                                                                                 $  93,008,543        $  94,003,019
                                                                                 =============        =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 1999 and 1998 are as follows:


                                                                                     1999                1998
                                                                                ------------        ------------
      REVENUE

      Rental                                                                    $  2,694,711        $  2,615,715
      Interest and other                                                              77,144              79,279
                                                                                ------------        ------------
      TOTAL REVENUE                                                                2,771,855           2,694,994
                                                                                ------------        ------------

      EXPENSES

      Administrative                                                                 497,760             495,485
      Utilities                                                                      305,931             279,931
      Operating, maintenance and other                                               589,608             587,786
      Taxes and insurance                                                            320,778             329,825
      Financial (including amortization of $11,448 and $12,292)                      839,866             858,595
      Depreciation                                                                 1,000,424           1,003,583
                                                                                ------------        ------------

      TOTAL EXPENSES                                                               3,554,367           3,555,205
                                                                                ------------        ------------

      NET LOSS                                                                  $   (782,512)       $   (860,211)
                                                                                ============        ============


      NET LOSS ATTRIBUTABLE TO

        American Tax Credit Properties III L.P.                                 $   (407,294)       $   (455,651)

        General partners and other limited  partners,  including  ATCP II, which includes $326,238 and $356,022 of Partnership
           loss in excess of investment                                             (375,218)           (404,560)
                                                                                ------------        ------------

                                                                                $   (782,512)       $   (860,211)
                                                                                ============        ============


     The combined results of operations of the Local Partnerships for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 1999  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 1999 on file with the Securities and Exchange Commission.

                    AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 1999, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 1999, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $67,000 during the three months ended June 29, 1999 (which includes a net unrealized loss on investments in bonds of approximately $81,000, the amortization of net premium on investments in bonds of approximately $3,000 and the accretion of zero coupon bonds of approximately $22,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 30, 1999 of $407,294 and cash distributions received from Local Partnerships of $12,000 (exclusive of distributions from Local Partnerships of $4,172 classified as other income from local partnerships). Accounts payable and accrued expenses includes deferred administration fees of $1,093,828 and payable to general partner represents deferred management fees in the accompanying balance sheet as of June 29, 1999.

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

Registrant's operations for the three months ended June 29, 1999 and 1998 resulted in net losses of $473,905 and $527,173, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $48,000. Other comprehensive income
(loss) for the three months ended June 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($81,297) and $26,874, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $783,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $2,772,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,543,000 and approximately $1,012,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $860,000 for the three months ended March 31, 1998 was attributable to rental and other revenue of approximately $2,695,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,539,000 and approximately $1,016,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defines owners' notification responsibilities, advises owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provides guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provides guidance on setting renewal rents and handling renewal rent increases and provides the requirements and procedures for opting-out of a
Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract is currently subject to annual year-to-year renewals.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through 2009 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Westminster reported an operating deficit of approximately $15,000 for the three months ended March 31, 1999, which includes property management fees of approximately $4,000. In addition, as of March 31, 1999, Westminster is four months in arrears on its mortgage, and eight to ten months in arrears on its replacement reserve and escrow requirements. The Local General Partner is conducting discussions with the lender, which has not declared a default. Registrant's investment balance in Westminster, after the cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $290,000 as of March 31, 1999 to cover operating deficits, and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $22,000 for the three months March 31, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street.

The terms of the partnership agreement of Batesville Family, L.P. ("Batesville") require the management agent to defer property management fees in order to avoid a default under the mortgage. Batesville reported an operating deficit of approximately $6,000 for the three months ended March 31, 1999, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Batesville, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Batesville.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is four months in arrears on its first mortgage obligation as of March 31, 1999. The local general partner is conducting discussions with the lender, which has not declared a default.

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


Dated: August 12, 1999       /s/ Richard Paul Richman
                             ------------------------------------------
                             by:  Richard Paul Richman
                                  President, Chief Executive
                                  Officer and Director of the
                                  general partner of the
                                  General Partner


Dated: August 12, 1999       /s/ Neal Ludeke
                             ------------------------------------------
                             by:  Neal Ludeke
                                  Vice President and
                                  Treasurer of the general partner
                                  of the General Partner
                                  (Principal Financial and Accounting
                                  Officer of Registrant)