Form 10-Q
period 1999-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 1999-11-16
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark  One) [ X ]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR  15(d) OF THE
             ---   SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 1999

                                       OR

            [   ]  TRANSITION  REPORT  PURSUANT TO SECTION 13  OR  15(d) OF  THE
             ---   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-3545006
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
----------------------------------------                        ----------
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes X  No   .
   ---   ---

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements


Table of Contents                                                           Page


Balance Sheets.................................................................3

Statements of Operations.......................................................4

Statements of Cash Flows.......................................................5

Notes to Financial Statements..................................................7


                                       AMERICAN TAX CREDIT PROPERTIES III L.P.
                                                   BALANCE SHEETS
                                                     (UNAUDITED)

                                                                                     September 29,          March 30,
                                                               Notes                     1999                 1999
                                                               -----                 -------------         -----------
ASSETS

Cash and cash equivalents                                                            $     771,666         $   567,613
Investments in bonds available-for-sale                         2                        2,560,674           2,890,010
Investment in local partnerships                                3                        5,145,187           6,032,392
Interest receivable                                                                         16,846              21,531
                                                                                     -------------         -----------
                                                                                     $   8,494,373         $ 9,511,546
                                                                                     =============         ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                         4                    $   1,156,132         $ 1,105,703
  Payable to general partner                                                             1,126,470           1,061,185
  Other                                                                                     11,700              11,700
                                                                                     -------------         -----------
                                                                                         2,294,302           2,178,588
                                                                                     -------------         -----------
Commitment and contingencies                                   3,4

Partners' equity (deficit)

  General partner                                                                         (252,574)           (242,419)
  Limited partners (35,883 units of limited partnership
    interest outstanding)                                                                6,524,820           7,530,193

  Accumulated other comprehensive income (loss), net            2                          (72,175)             45,184
                                                                                     -------------         -----------
                                                                                         6,200,071           7,332,958
                                                                                     -------------         -----------
                                                                                     $   8,494,373         $ 9,511,546
                                                                                     =============         ===========


                       See Notes to Financial Statements.


                                                 AMERICAN TAX CREDIT PROPERTIES III L.P.
                                                        STATEMENTS OF OPERATIONS
                                                               (UNAUDITED)



                                                    Three Months        Six Months Ended         Three Months       Six Months Ended
                                                 Ended September 29,      September 29,       Ended September 29,     September 29,
                                       Notes           1999                   1999                  1998                  1998
                                       -----     ------------------     ----------------      ------------------    ----------------

REVENUE

Interest                                             $      55,843        $     112,609           $      61,673       $     123,532
Other income from local
  partnerships                           3                   2,587                6,759                   1,580               5,752
                                                     -------------        -------------           -------------       -------------
TOTAL REVENUE                                               58,430              119,368                  63,253             129,284
                                                     -------------        -------------           -------------       -------------
EXPENSES

Administration fees                      4                  57,642              115,285                  57,642             115,285
Management fees                                             57,642              115,285                  57,642             115,285
Professional fees                                           14,316               20,671                   8,937              21,349
Printing, postage and other                                  3,950                9,858                   4,042              13,897
                                                     -------------        -------------           -------------       -------------
TOTAL EXPENSES                                             133,550              261,099                 128,263             265,816
                                                     -------------        -------------           -------------       -------------
Loss from operations                                       (75,120)            (141,731)                (65,010)           (136,532)

Equity in loss of investment
   in local partnerships                 3                (466,503)            (873,797)               (434,420)           (890,071)
                                                     -------------        -------------           -------------       -------------
NET LOSS                                                  (541,623)          (1,015,528)               (499,430)         (1,026,603)

Other comprehensive income (loss)        2                 (36,062)            (117,359)                125,219             152,093
                                                     -------------        -------------           -------------       -------------
COMPREHENSIVE LOSS                                   $    (577,685)       $  (1,132,887)          $    (374,211)      $    (874,510)
                                                     =============        =============           =============       =============
NET LOSS ATTRIBUTABLE TO

   General partner                                   $      (5,416)       $     (10,155)          $     (4,994)       $     (10,266)
   Limited partners                                       (536,207)          (1,005,373)              (494,436)          (1,016,337)
                                                     -------------        -------------           -------------       -------------
                                                     $    (541,623)       $  (1,015,528)          $   (499,430)       $  (1,026,603)
                                                     =============        =============           =============       =============
NET LOSS per unit of limited
   partnershipinterest (35,883
   units of limited partnership
   interest)                                         $      (14.95)       $      (28.02)          $     (13.78)       $      (28.32)
                                                     =============        =============           =============       =============


                                            See Notes to Financial Statements.


                                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                                             STATEMENTS OF CASH FLOWS
                                   SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                                   (UNAUDITED)


                                                                                    1999                 1998
                                                                                -----------           ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $    80,507           $   88,247
Cash used for local partnerships for deferred expenses                                                    (4,750)
Cash paid for
  administration fees                                                               (50,000)             (50,000)
  management fees                                                                   (50,000)             (50,000)
  professional fees                                                                 (44,829)             (42,099)
  printing, postage and other expenses                                                 (556)             (13,087)
                                                                                -----------           ----------
Net cash used in operating activities                                               (64,878)             (71,689)
                                                                                -----------           ----------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                          20,167               22,293
Maturity/redemption of bonds                                                        248,764              125,000
                                                                                -----------           ----------
Net cash provided by investing activities                                           268,931              147,293
                                                                                -----------           ----------

Net increase in cash and cash equivalents                                           204,053               75,604

Cash and cash equivalents at beginning of period                                    567,613              419,372
                                                                                -----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   771,666           $  494,976
                                                                                ===========           ==========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds available-for-sale, net          $  (117,359)          $  152,093
                                                                                ===========           ==========



See reconciliation of net loss to net cash used in operating activities on page 6.

                                          See Notes to Financial Statements.


                                          AMERICAN TAX CREDIT PROPERTIES III L.P.
                                          STATEMENTS OF CASH FLOWS - (Continued)
                                        SIX MONTHS ENDED SEPTEMBER 29, 1999 AND 1998
                                                       (UNAUDITED)




                                                                                   1999               1998
                                                                                ------------      ------------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES


Net loss                                                                        $ (1,015,528)     $ (1,026,603)


Adjustments to reconcile net loss to net cash used in operating activities


   Equity in loss of investment in local partnerships                                873,797           890,071
   Distributions from local partnerships classified as other income                   (6,759)           (5,752)
   Loss on maturity/redemption of investments in bonds                                                     677
   Amortization of net premium on investments in bonds                                 6,577             6,629
   Accretion of zero coupon bonds                                                    (43,364)          (43,364)
   Decrease in interest receivable                                                     4,685               773
   Increase in accounts payable and accrued expenses                                  50,429            45,345
   Increase in payable to general partner                                             65,285            65,285
   Decrease in other liabilities                                                                        (4,750)
                                                                                ------------      ------------

NET CASH USED IN OPERATING ACTIVITIES                                           $    (64,878)     $    (71,689)
                                                                                ============      ============


                       See Notes to Financial Statements.

                    AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)



1.   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 1999 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds Available-For-Sale

As of September 29, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                                       Gross              Gross
                                                   Amortized         unrealized        unrealized         Estimated
 Description and maturity                            cost              gains             losses           fair value
 ------------------------                        -----------         ----------        ----------        -----------

 Corporate debt securities

   Within one year                               $    75,183         $      861        $       --        $    76,044
   After one year through five years                 458,767              2,441            (1,394)           459,814
   After five years through ten years                703,755              8,436           (17,841)           694,350
   After ten years                                   255,933                 --            (5,213)           250,720
                                                 -----------         ----------        ----------        -----------
                                                   1,493,638             11,738           (24,448)         1,480,928
                                                 -----------         ----------        ----------        -----------
 U.S. Treasury debt securities
   After five years through ten years              1,139,211                 --           (59,465)         1,079,746
                                                 -----------         ----------        ----------        -----------
                                                 $ 2,632,849         $   11,738        $  (83,913)       $ 2,560,674
                                                 ===========         ==========        ==========        ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


3.   Investment in Local Partnerships

The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of June 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $86,078,000 and accrued interest payable on such loans totaling approximately $2,627,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

For  the  six  months  ended   September  29,  1999,  the  investment  in  local
partnerships activity consists of the following:

    Investment in local partnerships as of March 30, 1999                              $   6,032,392

    Equity in loss of investment in local partnerships                                      (873,797)*

    Cash distributions received from Local Partnerships                                      (20,167)

    Cash distributions from Local Partnerships classified as other income                      6,759
                                                                                       -------------
    Investment in local partnerships as of September 29, 1999                          $   5,145,187
                                                                                       =============


* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $727,932 for the six months ended June 30, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

The combined unaudited balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are reflected on pages 9 and 10, respectively.




                                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                  NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                SEPTEMBER 29, 1999
                                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of June 30, 1999 and December 31, 1998 are as follows:

                                                                                   June 30,           December 31,
                                                                                     1999                 1998
                                                                                --------------        ------------

ASSETS

Cash and cash equivalents                                                       $    1,330,020        $  1,396,493
Rents receivable                                                                       335,423             429,688
Capital contributions receivable                                                                            84,433
Escrow deposits and reserves                                                         4,871,336           4,657,419
Land                                                                                 3,910,215           3,910,215
Buildings and improvements (net of accumulated
  depreciation of $33,064,084 and $31,057,575)                                      80,059,080          82,003,262
Intangible assets (net of accumulated amortization
  of $641,784 and $618,890)                                                            693,830             716,724
Other                                                                                  923,877             804,785
                                                                                --------------        ------------
                                                                                $   92,123,781        $ 94,003,019
                                                                                ==============        ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                         $      763,315        $    619,342
  Due to related parties                                                             4,974,955           5,154,179
  Mortgage loans                                                                    86,077,898          86,358,980
  Notes payable                                                                         22,738              26,990
  Accrued interest                                                                   2,626,930           2,420,323
  Other                                                                                616,390             613,520
                                                                                --------------        ------------
                                                                                    95,082,226          95,193,334
                                                                                --------------        ------------
Partners' equity (deficit)

   American Tax Credit Properties III L.P.
     Capital contributions, net of distributions (includes
       receivable of $84,433 as of December 31, 1998)                               28,979,022          29,004,177
     Cumulative loss                                                               (23,850,263)        (22,976,466)
                                                                                --------------        ------------
                                                                                     5,128,759           6,027,711
                                                                                --------------        ------------

   General partners and other limited partners, including ATCP II
     Capital contributions, net of distributions                                      (196,921)           (177,871)
     Cumulative loss                                                                (7,890,283)         (7,040,155)
                                                                                --------------        ------------

                                                                                    (8,087,204)         (7,218,026)
                                                                                --------------        ------------

                                                                                    (2,958,445)         (1,190,315)
                                                                                --------------        ------------

                                                                                $   92,123,781        $ 94,003,019
                                                                                ==============        ============

                                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                SEPTEMBER 29, 1999
                                                    (UNAUDITED)


3.   Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 and 1998 are as follows:

                                                          Three Months         Six Months        Three Months         Six Months
                                                             Ended               Ended              Ended               Ended
                                                           June 30,             June 30,           June 30,            June 30,
                                                             1999                1999               1998                1998
                                                         -------------        ------------       ------------        ------------


REVENUE

Rental                                                   $   2,647,066         $ 5,341,777       $  2,650,051        $  5,265,766
Interest and other                                              79,217             156,361             84,687             163,966
                                                         -------------        ------------       ------------        ------------
TOTAL REVENUE                                                2,726,283           5,498,138          2,734,738           5,429,732
                                                         -------------        ------------       ------------        ------------
EXPENSES

Administrative                                                 538,111           1,035,871            498,220             993,705
Utilities                                                      243,980             549,911            233,713             513,644
Operating, maintenance and other                               732,981           1,322,589            556,042           1,143,828
Taxes and insurance                                            307,508             628,286            318,121             647,946
Financial (including amortization of
  $11,446, $22,894, $12,285 and $24,577)                       839,031           1,678,897            855,385           1,713,980
Depreciation                                                 1,006,085           2,006,509          1,003,726           2,007,309
                                                         -------------        ------------       ------------        ------------
TOTAL EXPENSES                                               3,667,696           7,222,063          3,465,207           7,020,412
                                                         -------------        ------------       ------------        ------------
NET LOSS                                                 $    (941,413)       $ (1,723,925)      $   (730,469)       $ (1,590,680)
                                                         =============        ============       ============        ============
NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.                  $    (466,503)       $   (873,797)      $   (434,420)       $   (890,071)
General  partners and other  limited  partners,
  including  ATCP II, which includes $401,694,
  $727,932, $236,063 and $592,085 of Partnership
  loss in excess of investment                                (474,910)           (850,128)          (296,049)           (700,609)
                                                         -------------        ------------       ------------        ------------
                                                         $    (941,413)       $ (1,723,925)      $   (730,469)       $ (1,590,680)
                                                         =============        ============       ============        ============



The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 1999
                                   (UNAUDITED)


4.   Administration Fees

     Pursuant to the Partnership Agreement, the Partnership is authorized to pay ML Fund Administrators Inc. ("MLFA"), an affiliate of Merrill Lynch,
     Pierce,  Fenner & Smith  Incorporated,  an annual  administration  fee (the
     "Administration Fee") and an annual additional administration fee (the "Additional Administration Fee") for its administrative services provided to the Partnership pursuant to an Administrative Services Agreement. The annual Administration Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"), and the annual Additional Administration Fee, which is subject to certain provisions of the Partnership Agreement, is equal to .06% of Invested Assets. MLFA has notified the Partnership that effective November 23, 1999, it will discontinue the performance of its services under the Adminstrative Services Agreement. The General Partner is considering transition of such services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Under the terms of the Partnership Agreement, the Partnership currently incurs an annual Administration Fee and an annual Additional Administration Fee of $161,400 and $69,171, respectively. Unpaid cumulative Administration Fees and additional Administration Fees in the amount of $1,126,470 and $1,061,185 are included in accounts payable and accrued expenses in the accompanying balance sheets as of September 29, 1999 and March 30, 1999, respectively.

5.   Additional Information

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 1999, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal
Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 1999, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $125,000 during the six months ended September 29, 1999 (which includes a net unrealized loss on investments in bonds of approximately $117,000, the amortization of net premium on investments in bonds of approximately $7,000 and the accretion of zero coupon bonds of approximately $43,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 1999 of $873,797 and cash distributions received from Local Partnerships of $13,408 (exclusive of distributions from Local Partnerships of $6,759 classified as other income from local partnerships). Accounts payable and accrued expenses includes deferred administration fees of $1,126,470 and payable to general partner represents deferred management fees in the accompanying balance sheet as of September 29, 1999.

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

Registrant's operations for the three months ended September 29, 1999 and 1998 resulted in net losses of $541,623 and $499,430, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $32,000. Other comprehensive income (loss) for the three months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($36,062) and $125,219, respectively.

The Local Partnerships' net loss of approximately $941,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $2,726,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,650,000 and approximately $1,017,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $730,000 for the three months ended June 30, 1998 was attributable to rental and other revenue of approximately $2,735,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,449,000 and approximately $1,016,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 1999 and 1998 resulted in net losses of $1,015,528 and $1,026,603, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $16,000. Other comprehensive income (loss) for the six months ended September 29, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($117,359) and $152,093, respectively.

The Local Partnerships' net loss of approximately $1,724,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $5,498,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,193,000 and approximately $2,029,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,591,000 for the six months ended June 30, 1998 was attributable to rental and other revenue of approximately $5,430,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $4,989,000 and approximately $2,032,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through 2009. Westminster reported an operating deficit of approximately $20,000 for the six months ended June 30, 1999. In addition, as of June 30, 1999, Westminster is seven months in arrears on its mortgage, and eleven to thirteen months in arrears on its replacement reserve and escrow requirements. The Local General Partner is conducting discussions with the lender, which has acknowledged the arrearages but has not declared a default. Current proposals include the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Registrant's investment balance in Westminster, after the cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $293,000 as of June 30, 1999 to cover operating deficits, and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $20,000 for the six months ended June 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street.

The terms of the partnership agreement of Batesville Family, L.P. ("Batesville") require the management agent to defer property management fees in order to avoid a default under the mortgage. Batesville reported an operating deficit of approximately $6,000 for the six months ended June 30, 1999, which includes property management fees of approximately $1,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Batesville, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 1% is allocated from Batesville.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an underperforming Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

The Properties are generally located where there is a demand for low-income housing. Accordingly, there is a significant likelihood that new low-income properties could be built in the general vicinity of the respective Properties. As a result, the respective Properties' ability to operate at high occupancy levels is subject to competition from newly built low-income housing.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION


Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is seven months in arrears on its first mortgage obligation as of June 30, 1999. The local general partner is conducting discussions with the lender, which has not declared a default.

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


Dated: November 15, 1999            /s/ Richard Paul Richman
                                    ------------------------------------
                                    by: Richard Paul Richman
                                        President, Chief Executive
                                        Officer and Director of the
                                        general partner of the
                                        General Partner


Dated: November 15, 1999            /s/ Neal Ludeke
                                    ------------------------------------
                                    by: Neal Ludeke
                                        Vice President and
                                        Treasurer of the general partner
                                        of the General Partner
                                       (Principal Financial and Accounting
                                        Officer of Registrant)