Form 10-Q
period 1999-12-31
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2000-02-15
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ---------------------

                                    FORM 10-Q


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ---

For the quarterly period ended December 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-24600

                  American Tax Credit Trust Properties III L.P.
             (Exact name of Registrant as specified in its charter)

         Delaware                                             13-3545006
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

Richman American Credit Corp.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                       06830
---------------------------------------                     ---------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes |X| No |_|.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION

      Item 1. Financial Statements


      Table of Contents                                                     Page
      -----------------                                                     ----


      Balance Sheets..........................................................3

      Statements of Operations................................................4

      Statements of Cash Flows................................................5

      Notes to Financial Statements...........................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                         December 30,     March 30,
                                                                 Notes       1999           1999
                                                                 -----   -----------    -----------
              ASSETS
Cash and cash equivalents                                                $   762,358    $   567,613
Investments in bonds available-for-sale                             2      2,486,975      2,890,010
Investment in local partnerships                                    3      4,828,881      6,032,392
Interest receivable                                                           30,138         21,531
                                                                         -----------    -----------
                                                                         $ 8,108,352    $ 9,511,546
                                                                         ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                             4    $ 1,159,245    $ 1,105,703
  Payable to general partner                                               1,186,074      1,061,185
  Other                                                                        6,950         11,700
                                                                         -----------    -----------
                                                                           2,352,269      2,178,588
                                                                         -----------    -----------
Commitment and contingencies                                        4

Partners' equity (deficit)

  General partner                                                           (256,361)      (242,419)
  Limited partners (35,883 units of limited partnership
    interest outstanding)                                                  6,149,939      7,530,193
  Accumulated other comprehensive income (loss), net                2       (137,495)        45,184
                                                                         -----------    -----------
                                                                           5,756,083      7,332,958
                                                                         -----------    -----------
                                                                         $ 8,108,352    $ 9,511,546
                                                                         ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months   Nine Months    Three Months   Nine Months
                                                          Ended         Ended          Ended          Ended
                                                      December 30,   December 30,   December 30,   December 30,
                                              Notes       1999          1999           1998           1998
                                              -----   -----------    -----------    -----------    -----------
REVENUE
Interest                                              $    55,858    $   168,467    $    61,700    $   185,232
Other income from local partnerships             3          6,459         13,218                         5,752
                                                      -----------    -----------    -----------    -----------
TOTAL REVENUE                                              62,317        181,685         61,700        190,984
                                                      -----------    -----------    -----------    -----------
EXPENSES

Administration fees                              4         57,646        172,931         57,646        172,931
Management fees                                            57,646        172,931         57,646        172,931
Professional fees                                           5,557         26,228         13,251         34,600
Printing, postage and other                                 6,330         16,188          8,807         22,704
                                                      -----------    -----------    -----------    -----------
TOTAL EXPENSES                                            127,179        388,278        137,350        403,166
                                                      -----------    -----------    -----------    -----------
Loss from operations                                      (64,862)      (206,593)       (75,650)      (212,182)

Equity in loss of investment in
  local partnerships                             3       (313,806)    (1,187,603)      (432,042)    (1,322,113)
                                                      -----------    -----------    -----------    -----------


NET LOSS                                                 (378,668)    (1,394,196)      (507,692)    (1,534,295)

Other comprehensive income (loss)                2        (65,320)      (182,679)       (50,421)       101,672
                                                      -----------    -----------    -----------    -----------
COMPREHENSIVE LOSS                                    $  (443,988)   $(1,576,875)   $  (558,113)   $(1,432,623)
                                                      ===========    ===========    ===========    ===========
NET LOSS ATTRIBUTABLE TO

  General partner                                     $    (3,787)   $   (13,942)   $    (5,077)   $   (15,343)
  Limited partners                                       (374,881)    (1,380,254)      (502,615)    (1,518,952)
                                                      -----------    -----------    -----------    -----------
                                                      $  (378,668)   $(1,394,196)   $  (507,692)   $(1,534,295)
                                                      ===========    ===========    ===========    ===========
NET LOSS per unit of limited
  partnership interest (35,883
  units of limited partnership
  interest)                                           $    (10.45)   $    (38.47)   $    (14.01)   $    (42.33)
                                                      ===========    ===========    ===========    ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                 1999         1998
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                             $ 105,212    $ 121,225

Cash used for local partnerships for deferred expenses           (4,750)      (4,750)
Cash paid for
    administration fees                                         (85,586)     (75,000)
    management fees                                             (75,000)     (75,000)
    professional fees                                           (40,233)     (44,225)
    printing, postage and other expenses                         (9,028)     (23,708)
                                                              ---------    ---------
Net cash used in operating activities                          (109,385)    (101,458)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships      29,126       26,389
Maturity/redemption of bonds                                    275,004      142,918
                                                              ---------    ---------
Net cash provided by investing activities                       304,130      169,307
                                                              ---------    ---------
Net increase in cash and cash equivalents                       194,745       67,849

Cash and cash equivalents at beginning of period                567,613      419,372
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $ 762,358    $ 487,221
                                                              =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds
  available-for-sale, net                                     $(182,679)   $ 101,672
                                                              =========    =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                 1999             1998
                                                              -----------    -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES

Net loss                                                      $(1,394,196)   $(1,534,295)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships            1,187,603      1,322,113
  Distributions from local partnerships classified as other       (13,218)        (5,752)
    income
  Loss on maturity/redemption of investments in bonds                 677
  Amortization of net premium on investments in bonds              10,517          9,919
  Accretion of zero coupon bonds                                  (65,165)       (65,165)
  Increase in interest receivable                                  (8,607)        (9,438)
  Increase in accounts payable and accrued expenses                53,542         87,302
  Increase in payable to general partner                          124,889         97,931
  Decrease in other liabilities                                    (4,750)        (4,750)
                                                              -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                         $  (109,385)   $  (101,458)
                                                              ===========    ===========

                       See Notes to Financial Statements.

                    AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 1999
                                   (UNAUDITED)

1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 1999 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 1999 are not necessarily indicative of the results that may be expected for the entire year.

2.  Investments in Bonds Available-For-Sale

    As of December 30, 1999, certain information concerning investments in bonds available-for-sale is as follows:

                                                        Gross          Gross
                                         Amortized    unrealized     unrealized     Estimated
Description and maturity                    cost        gains          losses       fair value
------------------------               -----------   -----------    -----------    -----------
Corporate debt securities
  Within one year                      $    75,416   $      --      $       (51)   $    75,365
  After one year through five years        455,994           745         (1,995)       454,744
  After five years through ten years       697,509         2,181        (37,587)       662,103
  After ten years                          229,432          --          (10,307)       219,125
                                         1,458,351         2,926        (49,940)     1,411,337
                                       -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  After five years through ten years     1,166,119          --          (90,481)     1,075,638
                                       -----------   -----------    -----------    -----------
                                       $ 2,624,470   $     2,926    $  (140,421)   $ 2,486,975
                                       ===========   ===========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.  Investment in Local Partnerships

    The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of September 30, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,934,000 and accrued interest payable on such loans totaling approximately $2,725,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    For the nine months ended December 30, 1999, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 1999      $ 6,032,392

        Equity in loss of investment in local partnerships          (1,187,603)

        Cash distributions received from Local Partnerships            (29,126)

        Cash distributions from Local Partnerships classified as
          other  income                                                 13,218
                                                                   -----------
        Investment in local partnerships as of December 30, 1999   $ 4,828,881
                                                                   ===========



    * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,080,602 for the nine months ended September 30, 1999 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

    The combined unaudited balance sheets of the Local Partnerships as of September 30, 1999 and December 31, 1998 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 and 1998 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of September 30, 1999 and December 31, 1998 are as follows:

                                                                    September 30,    December 31,
                                                                        1999            1998
                                                                   ------------    ------------
   ASSETS
Cash and cash equivalents                                          $  1,581,554    $  1,396,493
Rents receivable                                                        418,120         429,688
Capital contributions receivable                                         84,433
Escrow deposits and reserves                                          4,764,552       4,657,419
Land                                                                  3,910,215       3,910,215
Buildings and improvements (net of accumulated depreciation of
  $34,066,334 and $31,057,575)                                       79,090,774      82,003,262

Intangible assets (net of accumulated amortization of $653,224
  and $618,890)                                                         682,390         716,724

Other                                                                   871,219         804,785
                                                                   ------------    ------------
                                                                   $ 91,318,824    $ 94,003,019
                                                                   ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $    775,771    $    619,342
  Due to related parties                                              4,928,537       5,154,179
  Mortgage loans                                                     85,934,150      86,358,980
  Notes payable                                                          21,297          26,990
  Accrued interest                                                    2,724,945       2,420,323
  Other                                                                 622,769         613,520
                                                                   ------------    ------------
                                                                     95,007,469      95,193,334
                                                                   ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
    Capital contributions, net of distributions (includes
      receivable of $84,433 as of December 31, 1998)                 28,972,778      29,004,177
    Cumulative loss                                                 (24,164,069)    (22,976,466)
                                                                   ------------    ------------
                                                                      4,808,709       6,027,711
                                                                   ------------    ------------
  General partners and other limited partners, including ATCP II
    Capital contributions, net of distributions                        (197,587)       (177,871)
    Cumulative loss                                                  (8,299,767)     (7,040,155)
                                                                   ------------    ------------
                                                                     (8,497,354)     (7,218,026)
                                                                   ------------    ------------
                                                                     (3,688,645)     (1,190,315)
                                                                   ------------    ------------
                                                                   $ 91,318,824    $ 94,003,019
                                                                   ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 and 1998 are as follows:

                                            Three Months   Nine Months   Three Months  Nine Months
                                               Ended          Ended         Ended         Ended
                                             September      September     September     September
                                                30,            30,           30,           30,
                                                1999          1999           1998          1998
                                           ------------    ------------    ------------    ------------
   REVENUE
Rental                                     $  2,670,422    $  8,012,199    $  2,667,212    $  7,932,978

Interest and other                              177,737         334,098          89,304         253,270
                                           ------------    ------------    ------------    ------------
Total Revenue                                 2,848,159       8,346,297       2,756,516       8,186,248
                                           ------------    ------------    ------------    ------------
EXPENSES

Administrative                                  528,353       1,564,224         534,207       1,527,912
Utilities                                       279,100         829,011         172,918         686,562
Operating, maintenance and other                616,049       1,938,638         770,033       1,913,861
Taxes and insurance                             314,206         942,492         317,192         965,138
Financial (including amortization of
  $11,440, $34,334, $11,868 and $36,445)        831,491       2,510,388         842,157       2,556,137

Depreciation                                  1,002,250       3,008,759       1,005,677       3,012,986
                                           ------------    ------------    ------------    ------------
Total Expenses                                3,571,449      10,793,512       3,642,184      10,662,596
                                           ------------    ------------    ------------    ------------
NET LOSS                                   $   (723,290)   $ (2,447,215)   $   (885,668)   $ (2,476,348)
                                           ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO
American Tax Credit Properties III L.P.    $   (313,806)   $ (1,187,603)   $   (432,042)   $ (1,322,113)
General partners and other limited
  partners, including ATCP II, which
  includes $352,670, $1,080,602,
  $380,527 and $972,612 of Partnership
  loss in excess of investment                 (409,484)     (1,259,612)       (453,626)     (1,154,235)
                                           ------------    ------------    ------------    ------------
                                           $   (723,290)   $ (2,447,215)   $   (885,668)   $ (2,476,348)
                                           ============    ============    ============    ============


The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for an entire operating period.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 1999
                                   (UNAUDITED)

4.    Administration Fees

      Pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Since the inception of the Partnership, such administrative services have been provided by ML Fund Administrators Inc. ("MLFA"), pursuant to an Administrative Services Agreement. MLFA discontinued the performance of its basic services under the Administrative Services Agreement effective November 23, 1999 with certain transitional services to be continued until April 30, 2000. The General Partner has transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Under the terms of the Partnership Agreement, the Partnership currently incurs an annual Administration Fee and an annual Additional Administration Fee of 161,400 69,171, respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 1999, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 1999. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 1999, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds available-for-sale decreased, in the aggregate, by approximately $208,000 during the nine months ended December 30, 1999 (which includes a net unrealized loss on investments in bonds of approximately $183,000, the amortization of net premium on investments in bonds of approximately $11,000 and the accretion of zero coupon bonds of approximately $65,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 1999, the investment in Local Partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 1999 of
$1,187,603 and cash distributions received from Local Partnerships of $15,908 (exclusive of distributions from Local Partnerships of $13,218 classified as other income from local partnerships). Accounts payable and accrued expenses includes deferred administration fees of $1,121,572 and payable to general partner represents deferred management and administration fees in the accompanying balance sheet as of December 30, 1999.

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

Registrant's operations for the three months ended December 30, 1999 and 1998 resulted in net losses of $378,668 and $507,692, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $118,000. Other comprehensive loss for the three months ended December 30, 1999 and 1998 resulted from a net unrealized loss on investments in bonds available-for-sale of $65,320 and $50,421, respectively.

The Local Partnerships' net loss of approximately $723,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $2,848,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,557,000 and approximately $1,014,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $886,000 for the three months ended September 30, 1998 was attributable to rental and other revenue of approximately $2,757,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,625,000 and approximately $1,018,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 1999 and 1998 resulted in net losses of $1,394,196 and $1,534,295, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $135,000. Other comprehensive income (loss) for the nine months ended December 30, 1999 and 1998 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of ($182,679) and $101,672, respectively.

The Local Partnerships' net loss of approximately $2,447,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $8,346,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,750,000 and approximately $3,043,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,476,000 for the nine months ended September 30, 1998 was attributable to rental and other revenue of approximately $8,186,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,613,000 and approximately $3,049,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. In October 1997, Congress passed the Multifamily Assisted Housing and Reform and Affordability Act, whereby the United States Department of Housing and Urban Development ("HUD") was given the authority to renew certain project based
Section 8 contracts expiring during HUD's fiscal year 1998, where requested by an owner, for an additional one year term generally at or below current rent levels, subject to certain guidelines. In October 1998, HUD issued a directive related to project based Section 8 contracts expiring during HUD's fiscal year 1999 which defined owners' notification responsibilities, advised owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provided guidance and procedures to owners, management agents, contract administrators and HUD staff on renewing Section 8 contracts, provided guidance on setting renewal rents and handling renewal rent decreases and provided the requirements and procedures for opting-out of a
Section 8 project based contract. In January 2000, HUD issued a new notice that provides updated guidance for those project based Section 8 contracts expiring during HUD's fiscal year 2000. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract is currently subject to annual year-to-year renewals.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating above or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through 2009. Westminster reported an operating deficit of approximately $49,000 for the nine months ended September 30, 1999. In addition, as of September 30, 1999, Westminster is ten months in arrears on its mortgage, and fourteen to sixteen months in arrears on its replacement reserve and escrow requirements. The Local General Partner is conducting discussions with the lender, which has acknowledged the arrearages but has not declared a default. Current proposals include the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Registrant's investment balance in Westminster, after the cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $296,000 as of September 30, 1999 to cover operating deficits, and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $30,000 for the nine months ended September 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the year 2000 compliance ("Y2K") issue. As the year 2000 unfolds, certain systems may be unable to accurately process certain data-based information. Many businesses may need to upgrade existing systems or purchase new ones to correct the Y2K issue. Registrant has performed an assessment of its computer software and hardware and believes it has made the necessary upgrades in an effort to ensure compliance. However, there can be no assurance that the systems of other entities on which Registrant relies, including the Local Partnerships which report to Registrant on a periodic basis for the purpose of Registrant's reporting to its investors, will be sufficiently converted. To date, Registrant is not aware of any problems caused by Y2K. The total cost associated with Y2K implementation is not expected to materially impact Registrant's financial position or results of operations in any given year. However, there can be no assurance that a failure to convert by Registrant or another entity would not have a material adverse impact on Registrant.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is ten months in arrears on its first mortgage obligation as of September 30, 1999. The local general partner is conducting discussions with the lender, which has not declared a default.

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


Dated:  February 14, 2000          /s/ Richard Paul Richman
                                   by: Richard Paul Richman
                                       President, Chief Executive
                                       Officer and Director of the
                                       general partner of the
                                       General Partner


Dated:  February 14, 2000          /s/ Neal Ludeke
                                   by: Neal Ludeke
                                       Vice President and
                                       Treasurer of the general partner
                                       of the General Partner
                                       (Principal Financial and Accounting
                                       Officer of Registrant)
------------------------------