Form 10-K
period 2000-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2000-06-29
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                      (Mark One)
                  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the fiscal year ended March 30, 2000

                                       OR

                  [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ______ to ____________

                                     0-19217
                           ---------------------------
                            (Commission File Number)

                     American Tax Credit Properties III L.P.
                     ---------------------------------------
      (Exact name of registrant as specified in its governing instruments)

          Delaware                                             13-3545006
(State or other jurisdiction                                (I.R.S. Employer
     of organization)                                       Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                                06830
-------------------------------------------------------------------------------
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (203) 869-0900


Securities registered pursuant to Section 12(b) of the Act:

       None                                            None
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998 and Tax and Trade Relief Extension Act of 1999 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity which does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1999, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although  Registrant  generally owns a 98.9%-99%  limited  partnership  interest
("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

                                                    Registrant           ATCP II
                                                    ----------           -------

            Batesville Family, L.P.                   61.75%             37.25%
            Bruce Housing Associates, L.P.            61.75              37.25
             Carrington Limited Dividend
            Housing                                   65.95              33.05
             Association Limited
            Partnership
            Ivy Family, L.P.                          61.75              37.25
            Lawrence Road Properties, Ltd.            61.75              37.25
            Mirador del Toa Limited                   59.06              39.94
            Partnership
            Purvis Heights Properties, L.P.           61.75              37.25
            Queen Lane Investors                      48.50              50.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 7). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

                                                                                             Mortgage
                                                                                           loans payable
Name of Local Partnership                               Number                                 as of
Name of apartment complex                              of rental         Capital            December 31,       Subsidy (see
Apartment complex location                               units         contribution            1999            footnotes)
--------------------------                               -----         ------------            ----            ----------

April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico                                   48           $  485,581           $1,995,920           (1b&d)

Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                                          24              235,732            1,037,908           (1b&d)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi                                    16               95,412              468,586           (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                                    48              239,716(2)         1,438,380           (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi                                   24              208,820              675,921           (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                                       66              668,172            2,652,057           (1b&d)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                         40              183,155            1,107,099           (1b&d)
                                                                                                                      (2)

Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan                                100            2,174,720            3,412,991           (1c)
                                                                                                                      (2)

Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey                                    59            4,204,576            5,134,372           (1a)

Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina                               33              278,405            1,258,346           (1b&d)

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania                                 18              581,645              613,742           (1a&b)



Item 2. Properties (continued)

                                                                                             Mortgage
                                                                                           loans payable
Name of Local Partnership                               Number                                 as of
Name of apartment complex                              of rental         Capital            December 31,       Subsidy (see
Apartment complex location                               units         contribution            1999            footnotes)
--------------------------                               -----         ------------            ----            ----------

Country View Apartments
Country View Apartments
Pembroke, Maine                                             16          $  279,183           $  937,490          (1b&d)

Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico                                   41             422,929            1,884,487          (1b&d)

Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                                        72             631,404            3,201,079          (1b&d)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                                           24             156,261              688,038          (1b&d)

Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                                          35           1,948,081            3,869,930          (1a&b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina                                    34             322,074            1,425,500          (1b&d)

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                                          24             130,158              615,616          (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                                           30             284,218            1,270,656          (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                                     32             135,528              793,732          (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania                                  40           1,809,723            2,422,484          (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                                            32             253,580            1,013,370          (1b&d)
Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                         24             123,799              758,834          (1b&d)



Item 2. Properties (continued)

                                                                                             Mortgage
                                                                                           loans payable
Name of Local Partnership                               Number                                 as of
Name of apartment complex                              of rental         Capital            December 31,       Subsidy (see
Apartment complex location                               units         contribution            1999            footnotes)
--------------------------                               -----         ------------            ----            ----------

Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                                        40          $  314,865             $1,437,699          (1b&d)
Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                                                30             448,922              1,478,729          (1b&d)
Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                      48             284,847              1,882,326          (1b&d)
Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                                       28             213,402                928,151          (1b&d)
NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan                                 68           2,372,292              4,148,026          (1a,b&g)
Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts                                28             302,575              1,469,157          (1b,d&f)
North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi                                  18             146,565                489,654          (1b&d)
Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                                          32             456,090                486,007          (1a)
Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico                                       66             630,570              2,525,101          (1b&d)
Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                        40             191,512              1,146,172          (1b)
Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                                 29             597,050              1,563,392          (1b&e)
Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania                                 24             208,465                897,825          (1b&d)
Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                                           87             751,560              3,308,477          (1b&d)



Item 2. Properties (continued)

                                                                                             Mortgage
                                                                                           loans payable
Name of Local Partnership                               Number                                 as of
Name of apartment complex                              of rental         Capital            December 31,      Subsidy (see
Apartment complex location                               units         contribution            1999           footnotes)
--------------------------                               -----         ------------            ----           ----------

Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina                                 52            $1,088,667         $1,760,666           (1b)
Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates)
The Castle
New York, New York                                       224            3,201,874          17,438,225           (1b)
Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania                              36              371,589           1,447,381           (1b)
Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi                                 24              191,695             847,086         (1b&d)
Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania                                  36              360,859           1,483,359           (1b)
West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi                                 28              230,212             769,944         (1b&d)
Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania                                42            1,047,993           1,609,558         (1a&b)
                                                                      -----------         -----------
                                                                      $29,264,476         $85,793,473

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

        (g) The Local Partnership's Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

(2)     Reflects amount attributable to Registrant only.

Item 3. Legal Proceedings

On August 13, 1999, Everest Tax Credit Investors, LLC ("ETCI") and affiliates (the "Plaintiffs") commenced Civil Action No. 99C-08-122-WTQ in the Superior Court of the State of Delaware in and for New Castle County against Registrant, the General Partner and the general partner of the General Partner. Counts I and II of the original complaint were for breach of contract, while Count III was for wrongful interference with economic advantage in connection with the delay by Registrant in providing a list of its Unit holders to one of the Plaintiffs to facilitate a tender offer by ETCI for Registrant's Units. On September 20, 1999, a motion to dismiss the Complaint pursuant to Delaware Superior Court Rules 12(b)(1) and 12(b)(6) was filed.

By letter opinion dated January 7, 2000, the Delaware Superior Court ordered that Counts I and II of the Complaint be dismissed in their entirety. The Court denied the motion to dismiss Count III. The parties have proceeded with discovery in connection with the only remaining claim, that for wrongful interference with economic advantage. ETCI seeks compensatory damages of $246,168 and unspecified punitive damages. Registrant believes that it has valid substantive defenses to this remaining claim.

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

                                     PART II

Item 5. Market for  Registrant's  Common  Equity  and  Related  Security  Holder
        Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of June 1, 2000 was 1,458, holding 35,883 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties which are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2000 and 1999.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 1999 and 1998 and the cumulative Low-income Tax Credits allocated from inception through December 31, 1999 are as follows:

                                                            Low-income
                                                            Tax Credits
                                                            -----------
                  Tax year ended December 31, 1999            $ 153.68
                  Tax year ended December 31, 1998            $ 154.46

                  Cumulative totals                           $1,299.16

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

                                                                        Years Ended March 30,
                                         -----------------------------------------------------------------------------------------
                                                2000            1999                1998               1997              1996
                                                ----            ----                ----               ----              ----

Interest and other revenue                $   247,106        $   252,224        $   257,645        $   317,065        $   335,724

Equity in loss of
  investment in local partnerships        $(1,764,816)       $(2,453,590)       $(2,358,431)       $(2,509,806)       $(3,249,195)

Net loss                                  $(2,035,647)       $(2,756,082)       $(2,649,323)       $(2,718,536)       $(3,443,977)

Net loss per unit of
  limited partnership interest            $    (56.16)       $    (76.04)       $    (73.09)       $    (75.00)       $    (95.02)


                                                                             As of March 30,
                                         -----------------------------------------------------------------------------------------
                                                 2000            1999              1998                1997            1996
                                                 ----            ----              ----                ----            ----

Total assets                             $  7,579,955       $  9,511,546       $ 12,106,269        $ 15,503,629      $ 17,832,235
                                         ============       ============       ============        ============      ============

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

As of March 30, 2000, Registrant has cash and cash equivalents and investments in bonds totaling $3,326,659, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2000, Registrant's investments in bonds represent corporate bonds of $1,438,325 and U.S. Treasury debt securities of $1,014,625 with various maturity dates ranging from 2001 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2000, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions and other income from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $131,000 during the year ended March 30, 2000 (which includes a net unrealized loss on investments in bonds of approximately $153,000, the amortization of net premium on investments in bonds of approximately $13,000 and the accretion of zero coupon bonds of approximately $87,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 1999 of $1,538,816, an adjustment to
Registrant's carrying value of its investment in two Local Partnerships of $226,000 in accordance with applicable accounting guidelines (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $30,908 (exclusive of distributions from Local Partnerships of $22,093 classified as other income). Payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2000 represents accrued management and administration fees.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the carrying value is considered to exceed the estimated value derived by management (which contemplates remaining Low-income Tax Credits and potential residual value, among other things) ("Local Partnership Carrying Value"). Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to an investment's carrying value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under
Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2000, 1999 and 1998 resulted in net losses of $2,035,647, $2,756,082, and $2,649,323, respectively. The decrease in net loss from 1999 to 2000 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $689,000. The increase in net loss from 1998 to 1999 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $95,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in Justin Associates and Summerfield Apartments Limited Partnership by $60,000 and $166,000, respectively during the year ended March 30, 2000, (ii) impairment losses recorded in connection with Westminster Apartments Limited Partnership
("Westminster") in 1999 and Christian Street Commons Associates ("Christian Street") in 1998 and (iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $3,356,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $4,046,000, interest on non-mandatory debt of approximately
$353,000,  and  does  not  include  required  principal  payments  on  permanent mortgages of approximately $585,000. The Local Partnerships' net loss of approximately $5,197,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $4,058,000, interest on non-mandatory debt of approximately $333,000 and a loss from impairment of long-lived assets of approximately $1,803,000, and does not include principal payments on permanent mortgages of approximately $561,000. The Local Partnerships' net loss of approximately $4,269,000 for the year ended December 31, 1997 includes depreciation and amortization expense of approximately $4,066,000, interest on non-mandatory debt of approximately $331,000 and a loss from impairment of long-lived assets of approximately $1,033,000, and does not include principal payments on permanent mortgages of approximately $432,000.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 1999, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's
Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 1999, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster require the Local General Partner to advance funds to cover operating deficits through 2009. As of December 31, 1999, Westminster is thirteen months in arrears on its mortgage and seventeen to nineteen months in arrears on its replacement reserve and escrow requirements. Although the Local General Partner had been conducting discussions with the lender, the lender recently issued a notice of default. Current proposals include the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Westminster incurred an operating deficit of approximately $69,000 for the year ended December 31, 1999, which amount includes a provision for mandatory debt service and replacement reserve deposits of $6,245 and $1,184 per month, respectively. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $220,000 for the year ended December 31, 1999, which includes property management fees of approximately $100,000. Payments on the mortgage and real estate taxes are current. During 1999, Sydney Engel utilized approximately $54,000 of an operating deficit reserve, which has a balance of approximately $320,000 as of December 31, 1999. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from Sydney Engel.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $299,000 as of December 31, 1999 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $38,000 for the year ended December 31, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Year 2000

Registrant successfully completed a program to ensure Year 2000 readiness. As a result, Registrant had no Year 2000 problems that affected its business, results of operations or financial condition.


Item 7a.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2023, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 8. Financial Statements and Supplementary Data


                                 Table of Contents                         Page

Independent Auditors' Report................................................15

Balance Sheets..............................................................16

Statements of Operations....................................................17

Statements of Changes in Partners' Equity (Deficit).........................18

Statements of Cash Flows....................................................19

Notes to Financial Statements...............................................21


No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          Independent Auditors' Report


To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 2000 and 1999, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2000. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2000, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 26, 2000


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2000 AND 1999

                                                                              Notes             2000                  1999
                                                                              -----             ----                  ----
ASSETS

Cash and cash equivalents                                                      3,9          $   873,709          $   567,613
Investments in bonds                                                           4,9            2,452,950            2,890,010
Investment in local partnerships                                               5,8            4,236,668            6,032,392
Interest receivable                                                              9               16,628               21,531
                                                                                            -----------          -----------
                                                                                            $ 7,579,955          $ 9,511,546
                                                                                            ===========          ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                          8          $ 1,181,877          $ 1,105,703
  Payable to general partner and affiliate                                     6,8            1,246,404            1,061,185
  Other                                                                                           6,950               11,700
                                                                                            -----------          -----------
                                                                                              2,435,231            2,178,588
                                                                                            -----------          -----------
Commitments and contingencies                                                    8

Partners' equity (deficit)                                                     2,4

  General partner                                                                             (262,775)             (242,419)
  Limited partners (35,883 units of limited partnership
    interest outstanding)                                                                    5,514,902             7,530,193
  Accumulated other comprehensive income (loss), net                                          (107,403)               45,184
                                                                                            ----------           -----------
                                                                                             5,144,724             7,332,958
                                                                                            ----------           -----------
                                                                                           $ 7,579,955           $ 9,511,546
                                                                                           ===========           ===========

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                     Notes         2000              1999               1998
                                                     -----         ----              ----               ----
REVENUE

Interest                                                       $   225,013        $   244,767        $   250,973
Other income from local partnerships                                22,093              7,457              6,672
                                                               -----------        -----------        -----------
TOTAL REVENUE                                                      247,106            252,224            257,645
                                                               -----------        -----------        -----------
EXPENSES

Administration fees                                     8          230,571            230,571            230,571
Management fees                                        6,8         230,571            230,571            230,571
Professional fees                                                   38,741             67,327             67,118
Printing, postage and other                                         18,054             26,247             20,277
                                                               -----------        -----------        -----------
TOTAL EXPENSES                                                     517,937            554,716            548,537
                                                               -----------        -----------        -----------
Loss from operations                                              (270,831)          (302,492)          (290,892)

Equity in loss of investment in local                   5       (1,764,816)        (2,358,431)
                                                               -----------        -----------        -----------
partnerships                                                    (2,453,590)

NET LOSS                                                        (2,035,647)        (2,649,323)
                                                                                                                         (2,756,082)

Other comprehensive income (loss)                       4         (152,587)            11,902            215,397
                                                               -----------        -----------        -----------
COMPREHENSIVE LOSS                                             $(2,188,234)       $(2,744,180)       $(2,433,926)
                                                               ===========        ===========        ===========

NET LOSS ATTRIBUTABLE TO                                2

  General partner                                              $   (20,356)       $   (27,561)       $   (26,493)
  Limited partners                                              (2,015,291)        (2,728,521)        (2,622,830)
                                                               -----------        -----------        -----------
                                                               $(2,035,647)       $(2,756,082)       $(2,649,323)
                                                               ===========        ===========        ===========

NET LOSS per unit of limited partnership
  interest (35,883 units of limited                            $    (56.16)       $    (76.04)       $    (73.09)
  partnership interest)                                        ===========        ===========        ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                                                Accumulated Other
                                                            General            Limited           Comprehensive
                                                            Partner            Partners        Income (Loss), Net        Total
                                                            -------            --------        ------------------        -----

Partners' equity (deficit), March 30, 1997                $   (188,365)       $ 12,881,544        $   (182,115)       $ 12,511,064


Net loss                                                       (26,493)         (2,622,830)                             (2,649,323)

Other comprehensive income, net                                                                        215,397             215,397
                                                          ------------        ------------       -------------        ------------

Partners' equity (deficit), March 30, 1998                    (214,858)         10,258,714              33,282           10,077,138

Net loss                                                       (27,561)         (2,728,521)                              (2,756,082)

Other comprehensive income, net                                                                         11,902              11,902
                                                          ------------        ------------       -------------        ------------
Partners' equity (deficit), March 30, 1999                    (242,419)          7,530,193              45,184           7,332,958


Net loss                                                       (20,356)         (2,015,291)                             (2,035,647)

Other comprehensive loss, net                                                                         (152,587)           (152,587)
                                                          ------------        ------------       -------------        ------------
Partners' equity (deficit), March 30, 2000                $   (262,775)       $  5,514,902        $   (107,403)       $  5,144,724
                                                          ============        ============        ============        ============

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                                    2000                1999                1998
                                                                                    ----                ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                               $   156,395         $   172,539         $   183,964
Cash used for local partnerships for deferred expenses                               (4,750)             (4,750)             (4,750)
Cash paid for
    administration fees                                                            (100,000)           (100,000)           (100,435)
    management fees                                                                (100,000)           (100,000)           (100,000)
    professional fees                                                               (38,741)            (84,827)            (55,618)
    printing, postage and other expenses                                            (17,368)            (31,250)            (26,828)
                                                                                -----------         -----------         -----------
Net cash used in operating activities                                              (148,288)           (103,232)           (104,899)
                                                                                -----------         -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local partnerships                          53,001              36,589              38,191
Maturity/redemption of bonds                                                        357,994             259,940              75,000
Transfer from (to) restricted cash                                                                       84,433           1,224,775
Investment in local partnerships                                                                        (84,433)         (1,224,775)
                                                                                -----------         -----------         -----------
Net cash provided by investing activities                                           410,995             296,529             113,191
                                                                                -----------         -----------         -----------

Net increase in cash and cash equivalents                                           306,096             148,241               9,959

Cash and cash equivalents at beginning of year                                      567,613             419,372             409,413
                                                                                -----------         -----------         -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $   873,709         $   567,613         $   419,372
                                                                                ===========         ===========         ===========

Significant Non-Cash Investing Activities

Unrealized gain (loss) on investments in bonds, net                             $  (152,587)        $    11,902         $   215,397
                                                                                ===========         ===========         ===========

See reconciliation of net loss to net cash used in operating activities on page 20.

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2000, 1999 AND 1998

                                                                                 2000                1999                 1998
                                                                                 ----                ----                 ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
    ACTIVITIES

Net loss                                                                      $(2,035,647)         $(2,756,082)         $(2,649,323)

Adjustments to reconcile net loss to net cash used in operating activities

    Equity in loss of investment in local partnerships                          1,764,816            2,453,590            2,358,431
    Distributions from local partnerships classified as                           (22,093)              (7,457)              (6,672)
    other income
    Loss on redemption of bonds                                                       677
    Amortization of net premium on investments in bonds                            13,207               13,206               14,907
    Accretion of zero coupon bonds                                                (86,728)             (86,490)             (85,180)
    Decrease in interest receivable                                                 4,903                  378                3,264
    Increase in payable to general partner                                        185,219              130,571              130,571
    Increase in accounts payable and accrued expenses                              76,174              108,069              135,520
    Decrease in other liabilities                                                  (4,750)              (4,750)              (4,750)
                                                                              -----------          -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES                                         $  (104,899)         $  (148,288)         $  (103,232)
                                                                              ===========          ===========          ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2000, 1999 AND 1998


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

      The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost which includes capital contributions payable, and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

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

      Income Taxes

      No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
    (continued)

    Investments in Bonds

    Investments in bonds are classified as available-for-sale and represent investments that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity. Any decision to sell an investment would be based on various factors, including significant movements in interest rates and liquidity needs. Investments in bonds are carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

    Premiums and discounts on investments in bonds are amortized (accreted) using the straight-line method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.


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


3.  Cash and Cash Equivalents

    As of March 30, 2000, the Partnership has cash and cash equivalents of $873,709 which are deposited in interest-bearing accounts with an institution which is not insured by the Federal Deposit Insurance Corporation.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


4.    Investments in Bonds

      The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances which may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

      As of March 30, 2000, certain information concerning investments in bonds is as follows:

                                                                           Gross               Gross                Estimated
                                                       Amortized         unrealized          unrealized               fair
     Description and maturity                            cost              gains               losses                 value
     ------------------------                            ----              -----               ------                 -----

Corporate debt securities
  Within one year                                    $   152,223         $      --            $      (224)         $   151,999
  After one year through five years                      302,899                --                 (3,436)             299,463
  After five years through ten years                     809,524               2,759              (34,022)             778,261
  After ten years                                        221,181                --                (12,579)             208,602
                                                    ------------         -----------         ------------         ------------
                                                       1,485,827               2,759              (50,261)           1,438,325
U.S. Treasury debt securities
  After five years through ten years                   1,074,526                --                (59,901)           1,014,625
                                                    ------------         -----------         ------------         ------------
                                                     $ 2,560,353         $     2,759          $  (110,162)         $ 2,452,950

As of March 30, 1999, certain information concerning investments in bonds is as follows:

                                                                             Gross               Gross                Estimated
                                                       Amortized           unrealized          unrealized               fair
     Description and maturity                            cost                gains               losses                 value
     ------------------------                            ----                -----               ------                 -----

Corporate debt securities
  Within one year                                    $   214,268         $      --            $    (1,000)         $   213,268
  After one year through five years                      458,611              11,841                 --                470,452
  After five years through ten years                     703,640              25,400                 --                729,040
  After ten years                                        370,063                --                 (6,008)             364,055
                                                    ------------         -----------         ------------         ------------
                                                       1,746,582              37,241               (7,008)           1,776,815
U.S. Treasury debt securities
  After five years through ten years                   1,098,244              14,951                 --              1,113,195
                                                    ------------         -----------         ------------         ------------
                                                     $ 2,844,826         $    52,192          $    (7,008)         $ 2,890,010
                                                    ============         ===========         ============         ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5.    Investment in Local Partnerships

      As of March 30, 2000, the Partnership owns a limited partnership interest in the following Local Partnerships:

        1.  April Gardens Apartments II Limited Partnership;
        2.  Ashland Park Apartments, L.P.;
        3.  Auburn Family, L.P.;
        4.  Batesville Family, L.P.;
        5.  Bay Springs Elderly, L.P.;
        6.  Brisas del Mar Apartments Limited Partnership;
        7.  Bruce Housing Associates, L.P.;
        8.  Carrington Limited Dividend Housing Association Limited Partnership;
        9.  Chestnut Park Associates, L.P.;*
       10.  Chowan Senior Manor Associates Limited Partnership;
       11.  Christian Street Commons Associates ("Christian Street");
       12.  Country View Apartments;
       13.  Desarrollos de Belen Limited Partnership;
       14.  Desarrollos de Emaus Limited Partnership;
       15.  Ellinwood Heights Apartments, L.P.;
       16.  Fulton Street Houses Limited Partnership;
       17.  Hayes Run Limited Partnership;
       18.  Howard L. Miller Sallisaw Apartments II, L.P.;
       19.  Hurlock Meadow Limited Partnership;
       20.  Ivy Family, L.P.;
       21.  Justin Associates ("Justin");
       22.  LaBelle Commons, Ltd.;
       23.  Lawrence Road Properties, Ltd.;
       24.  Loma Del Norte Limited Partnership;
       25.  Long Reach Associates Limited Partnership;
       26.  Mirador del Toa Limited Partnership;
       27.  Moore Haven Commons, Ltd.;
       28.  NP-89 Limited Dividend Housing Association Limited Partnership;
       29.  Nash Hill Associates, Limited Partnership;
       30.  North Calhoun City, L.P.;
       31.  Orange City Plaza, Limited Partnership;
       32.  Puerta del Mar Limited Partnership;
       33.  Purvis Heights Properties, L.P.;
       34.  Queen Lane Investors;
       35.  Somerset Manor, Ltd.;
       36.  Sugar Cane Villas, Ltd.;
       37.  Summerfield Apartments Limited Partnership ("Summerfield");
       38. Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates);*
       39.  Union Valley Associates Limited Partnership;
       40.  Walnut Grove Family, L.P.;
       41.  Waynesboro Apartments Limited Partnership;
       42.  West Calhoun City, L.P.; and
       43.  Westminster Apartments Limited Partnership ("Westminster").

         * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5.  Investment in Local Partnerships (continued)

    Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

                                                        The
                                                     Partnership       ATCP II
                                                     -----------       -------

               Batesville Family, L.P.                  61.75%          37.25%
               Bruce Housing Associates, L.P.           61.75           37.25
               Carrington Limited Dividend
               Housing                                  65.95           33.05
                 Association Limited Partnership
               Ivy Family, L.P.                         61.75           37.25
               Lawrence Road Properties, Ltd.           61.75           37.25
               Mirador del Toa Limited                  59.06           39.94
               Partnership
               Purvis Heights Properties, L.P.          61.75           37.25
               Queen Lane Investors                     48.50           50.50

    The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid as of March 30, 2000. As of December 31, 1999, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,793,000 and accrued interest payable on such loans totaling approximately $2,827,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see
    Note 1). The amount of such excess losses applied to other partners' capital was $1,599,522, $2,502,485 and $1,665,224 for the years ended December 31,
    1999, 1998 and 1997, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

    As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see
    Note 1), the Partnership has reduced its investment in Justin and Summerfield by $60,000 and $166,000, respectively during the year ended March 30, 2000. Such losses are included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2000.

    The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statements of operations of the Local Partnerships reflected herein Note 5 include loss from impairment for the years ended December 31, 1998 and 1997 of $1,802,881 in connection with Westminster and $1,032,653 in connection with Christian Street, respectively.

    The combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 and the combined statements of operations of the Local Partnerships for the years ended December 31, 1999, 1998 and 1997 are reflected on pages 26 and 27, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998

5.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of December 31, 1999 and 1998 are as follows:

                                                             1999            1998
                                                             ----            ----
     ASSETS

Cash and cash equivalents                               $  1,515,733    $  1,396,493
Rents receivable                                             415,459         429,688
Capital contributions receivable                                              84,433
Escrow deposits and reserves                               4,772,669       4,657,419
Land                                                       3,910,215       3,910,215
Buildings and improvements (net of accumulated
  depreciation of $35,035,895 and $31,057,575)            78,393,812      82,003,262
Intangible assets (net of accumulated amortization of
  $490,393 and $618,890)                                     670,822         716,724
Other                                                        845,257         804,785
                                                        ------------    ------------
                                                        $ 90,523,967    $ 94,003,019
                                                        ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                 $    599,251    $    619,342
  Due to related parties                                   5,028,110       5,154,179
  Mortgage loans                                          85,793,473      86,358,980
  Notes payable                                               16,893          26,990
  Accrued interest                                         2,826,511       2,420,323
  Other                                                      866,170         613,520
                                                        ------------    ------------
                                                          95,130,408      95,193,334
                                                        ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
    Capital contributions, net of distributions
      (includes receivable of $84,433 in 1998)            28,965,604      29,004,177
    Cumulative loss                                      (24,515,282)    (22,976,466)
                                                        ------------    ------------
                                                           4,450,322       6,027,711
                                                        ------------    ------------
  General partners and other limited partners,
    including ATCP II
    Capital contributions, net of distributions             (199,479)       (177,871)
    Cumulative loss                                       (8,857,284)     (7,040,155)
                                                        ------------    ------------
                                                          (9,056,763)     (7,218,026)
                                                        ------------    ------------
                                                          (4,606,441)     (1,190,315)
                                                        ------------    ------------
                                                        $ 90,523,967    $ 94,003,019
                                                        ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                                  1999           1998            1997
                                                                                  ----           ----            ----
     REVENUE

Rental                                                                        $ 10,727,235    $ 10,620,935    $ 10,466,426
Interest and other                                                                 427,800         398,028         365,948
                                                                              ------------    ------------    ------------
Total Revenue                                                                   11,155,035      11,018,963      10,832,374
                                                                              ------------    ------------    ------------
EXPENSES

Administrative                                                                   2,222,536       2,173,131       2,049,122
Utilities                                                                        1,052,458         988,768       1,013,167
Operating, maintenance and other                                                 2,632,826       2,630,453       2,253,753
Taxes and insurance                                                              1,246,212       1,235,007       1,270,567
 Financial (including amortization of
  $45,903, $46,025 and $48,430)                                                  3,357,211       3,373,926       3,464,203
Depreciation                                                                     3,999,737       4,011,788       4,017,625
Loss from impairment of long-lived assets                                                        1,802,881       1,032,653
                                                                              ------------    ------------    ------------
Total Expenses                                                                  14,510,980      16,215,954      15,101,090
                                                                              ------------    ------------    ------------
NET LOSS                                                                      $ (3,355,945)   $ (5,196,991)   $ (4,268,716)
                                                                              ============    ============    ============
NET LOSS ATTRIBUTABLE TO

   American Tax Credit Properties III L.P                                     $ (1,538,816)   $ (2,453,590)   $ (2,358,431)
   General  partners and other limited  partners,
    including ATCP II, which includes  specially
    allocated  items of  revenue  to  certain
    general partners of $1,697 in 1998, and $1,599,522,
    $2,502,485 and $1,665,224 of Partnership
     loss in excess of investment                                               (1,817,129)     (2,743,401)     (1,910,285)
                                                                              ------------    ------------    ------------
                                                                              $ (3,355,945)   $ (5,196,991)   $ (4,268,716)
                                                                              ============    ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:

                                                     Partnership's    Adjustment                        Cash
                                     Investment       equity in          to          Cash           distributions   Investment
                                     in Local           income        carrying    distributions      classified     in Local
                                     Partnership        (loss)         value        received      as other income  Partnership
                                     balance            for the      during the    during the        during the      balance
                                       as of          year ended     year ended    year ended        year ended       as of
                                     March 30,       December 31,     March 30,     March 30,          March 30,    March 30,
Name of Local Partnership              1999              1999           2000          2000              2000          2000
-------------------------              ----            --------     --------------  ------------   -------------   ----------
April Gardens Apartments II            $      --     $       --(2)    $      --      $    (1,920)   $     1,920    $        --
  Limited Partnership
Ashland Park Apartments, L.P.                 --             --(2)           --                --             --            --

Auburn Family, L.P.                         27,276         (7,721)           --                --             --           19,555
Batesville Family, L.P.                       --             --(2)           --           (1,330)         1,330             --

Bay Springs Elderly, L.P.                   50,532        (17,938)           --                --             --           32,594
Brisas del Mar Apartments Limited             --             --(2)           --           (2,640)         2,640            --
  Partnership
Bruce Housing Associates, L.P.              15,567        (15,567)(1)        --                --             --           --

Carrington Limited Dividend
  Housing Association
  Limited Partnership                      896,926       (124,775)           --                --             --          772,151
Chestnut Park Associates, L.P.             420,223       (420,223)(1)        --                --             --           --

Chowan Senior Manor Associates
  Limited Partnership                         --             --(2)           --           (1,580)         1,580            --

Christian Street Commons Associates           --             --(2)           --                --             --           --

Country View Apartments                    133,932        (20,120)           --                --             --          113,812
Desarrollos de Belen Limited                43,039        (43,039)(1)        --                --             --             --
  Partnership

Desarrollos de Emaus Limited                74,619        (74,619)(1)        --                --             --             --
  Partnership

Ellinwood Heights Apartments, L.P.           8,209          2,439            --                --             --           10,648
Fulton Street Houses Limited               286,952       (274,521)           --                --             --           12,431
  Partnership
Hayes Run Limited Partnership                 --             --(2)           --           (1,785)         1,785              --

Howard L. Miller Sallisaw                   16,836            138            --           (1,588)         1,588            16,974
  Apartments II, L.P.
Hurlock Meadow Limited Partnership            --             --(2)           --                --             --             --

Ivy Family, L.P.                             3,728         (3,728)(1)        --                --             --             --

Justin Associates                          893,800       (111,361)        (60,000)(3)          --             --          722,439

LaBelle Commons, Ltd.                       51,349        (39,840)           --              (2,500)          --            9,009
Lawrence Road Properties, Ltd.                --             --(2)           --              (1,007)      1,007              --

Loma Del Norte Limited Partnership          95,699        (34,169)           --              (2,000)          --           59,530
Long Reach Associates Limited              117,375        (28,249)           --                --             --           89,126
  Partnership
Mirador del Toa Limited Partnership           --             --(2)           --              (1,144)      1,144              --

Moore Haven Commons, Ltd.                     --             --(2)           --                --             --             --

NP-89 Limited Dividend Housing
  Association Limited Partnership        1,349,014       (127,987)           --             (20,000)          --       1,201,027

Nash Hill Associates, Limited              135,800        (30,053)           --                --             --         105,747
  Partnership
North Calhoun City, L.P.                    66,551        (12,026)           --                --             --          54,525
Orange City Plaza, Limited                 375,625         (3,558)           --                --             --         372,067
  Partnership
Puerta del Mar Limited Partnership            --             --(2)           --              (2,640)      2,640              --

Purvis Heights Properties, L.P.             60,336         (5,325)           --              (1,408)         --           53,603
Queen Lane Investors                       134,021        (69,661)           --                --            --           64,360
Somerset Manor, Ltd.                          --             --(2)           --                --            --              --

Sugar Cane Villas, Ltd.                       --             --(2)           --              (6,459)      6,459              --

Summerfield Apartments Limited             627,741        (16,442)       (166,000)(3)        (5,000)         --          440,299
  Partnership

Sydney Engel Associates L.P.                  --             --(2)           --                --            --              --

Union Valley Associates Limited             45,694        (31,306)           --                --            --           14,388
  Partnership
Walnut Grove Family, L.P.                     --             --(2)           --                --            --              --

Waynesboro Apartments Limited               12,447        (12,447)(1)        --                --            --              --
  Partnership

West Calhoun City, L.P.                     89,101        (16,718)           --                --            --           72,383
Westminster Apartments Limited                --             --(2)           --                --            --              --
  Partnership                        -------------   ------------   -------------     -------------  ----------     ------------
                                     $   6,032,392   $     (1,538   $    (226,000)    $     (53,001) $   22,093     $  4,236,668
                                     =============   ============   =============     =============  ==========     ============

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(3) The Partnership has adjusted the investment's carrying value in accordance with applicable accounting guidelines.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5. Investment in Local Partnerships (continued)

Investment and capital contribution activity with respect to each Local Partnership for the year ended March 30, 1999 is as follows:

                                                        Partnership's                        Cash
                                        Investment       equity in           Cash         distributions     Investment
                                        in Local           income         distributions    classified        in Local
                                        Partnership        (loss)          receiving        as other       Partnership
                                        balance            for the         during the     income during     balance
                                          as of          year ended        year ended    the year ended      as of
                                        March 30,        December 31,      March 30,        March 30,       March 30,
Name of Local Partnership                 1998              1998             1999             1999            1999
-------------------------                 ----            --------       ------------     --------------   -----------

April Gardens Apartments II Limited       $      --       $     --(2)    $      (960)   $       960    $       --
  Partnership
Ashland Park Apartments, L.P.                   4,219         (4,219)(1)          --             --            --

Auburn Family, L.P.                            39,750        (12,474)             --             --           27,276
Batesville Family, L.P.                          --             --(2)             --             --            --

Bay Springs Elderly, L.P.                      73,081        (22,549)             --             --           50,532
Brisas del Mar Apartments Limited                --             --(2)         (1,320)         1,320            --
  Partnership
Bruce Housing Associates, L.P.                 30,489        (14,922)             --             --           15,567
Carrington Limited Dividend Housing
  Association Limited Partnership           1,010,852       (113,926)             --             --           896,926

Chestnut Park Associates, L.P.                859,232       (439,009)             --             --          420,223

Chowan Senior Manor Associates Limited          7,930         (4,754)(1)      (3,176)            --            --
  Partnership
Christian Street Commons Associates              --             --(2)             --             --            --

Country View Apartments                       156,142        (20,296)         (1,914)            --          133,932
Desarrollos de Belen Limited                  102,521        (59,482)             --             --           43,039
  Partnership
Desarrollos de Emaus Limited                  164,558        (89,939)             --             --           74,619
  Partnership
Ellinwood Heights Apartments, L.P.             14,232         (6,023)             --             --            8,209
Fulton Street Houses Limited                  569,673       (282,721)             --             --          286,952
  Partnership
Hayes Run Limited Partnership                    --             --(2)         (1,785)         1,785            --

Howard L. Miller Sallisaw Apartments           30,407        (13,571)             --             --           16,836
  II, L.P.
Hurlock Meadow Limited Partnership               --             --(2)         (1,500)         1,500            --

Ivy Family, L.P.                               17,371        (13,643)             --             --            3,728
Justin Associates                           1,000,293       (106,493)             --             --          893,800

LaBelle Commons, Ltd.                          75,250        (21,401)         (2,500)            --           51,349
Lawrence Road Properties, Ltd.                   --             --(2)             --             --            --

Loma Del Norte Limited Partnership            120,434        (24,735)             --             --           95,699
Long Reach Associates Limited                 172,088        (54,713)             --             --          117,375
  Partnership
Mirador del Toa Limited Partnership              --             --(2)           (572)           572            --

Moore Haven Commons, Ltd.                        --             --(2)             --             --            --

NP-89 Limited Dividend Housing
  Association Limited Partnership           1,498,571       (139,557)        (10,000)            --        1,349,014

Nash Hill Associates, Limited                 170,249        (34,449)             --             --          135,800
  Partnership
North Calhoun City, L.P.                       75,938         (9,387)             --             --           66,551
Orange City Plaza, Limited Partnership        375,554             71              --             --          375,625
Puerta del Mar Limited Partnership               --             --(2)         (1,320)         1,320            --

Purvis Heights Properties, L.P.                48,429         13,333          (1,426)            --           60,336
Queen Lane Investors                          205,870        (66,733)         (5,116)            --          134,021
Somerset Manor, Ltd.                             --             --(2)             --             --            --
Sugar Cane Villas, Ltd.                          --             --(2)             --             --            --

Summerfield Apartments Limited                668,381        (35,640)         (5,000)            --          627,741
  Partnership
Sydney Engel Associates L.P.                     --             --(2)             --             --            --

Union Valley Associates Limited                76,327        (30,633)             --             --           45,694
  Partnership
Walnut Grove Family, L.P.                      15,826        (15,826)(1)          --             --            --

Waynesboro Apartments Limited                  55,015        (42,568)             --             --           12,447
  Partnership
West Calhoun City, L.P.                       105,383        (16,282)             --             --           89,101
Westminster Apartments Limited                771,049       (771,049)(1)          --             --            --
  Partnership                             -----------     ----------      -----------     -----------    -----------
                                          $ 8,515,114    $(2,453,590)    $   (36,589)   $     7,457     $  6,032,392
                                          ===========    ===========     ===========    ===========     ============

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5.    Investment in Local Partnerships (continued)

      Property information for each Local Partnership as of December 31, 1999 is as follows:

                                                Mortgage                Buildings and  Accumulated
       Name of Local Partnership              loans payable     Land    improvements   depreciation
       -------------------------              -------------     ----    ------------   ------------

     April Gardens Apartments II Limited      $ 1,995,920   $  39,984    $ 2,474,445  $(900,878)
       Partnership
     Ashland Park Apartments, L.P.             1,037,908        50,160    1,247,739     (412,108)
     Auburn Family, L.P.                         468,586        20,000      559,613     (177,304)
     Batesville Family, L.P.                   1,438,380        52,000    1,808,219     (564,567)
     Bay Springs Elderly, L.P.                   675,921        38,000      846,080     (263,005)
     Brisas del Mar Apartments Limited         2,652,057       100,280    3,237,383   (1,216,720)
       Partnership
     Bruce Housing Associates, L.P.            1,107,099        16,000    1,441,646     (513,333)
     Carrington Limited Dividend Housing
       Association Limited Partnership         3,412,991       200,000    6,480,320   (2,265,163)
     Chestnut Park Associates, L.P.            5,134,372       781,700    8,654,778   (2,750,150)
     Chowan Senior Manor Associates Limited    1,258,346        86,101    1,513,684     (500,846)
       Partnership
     Christian Street Commons Associates         613,742            --        7,545         (263)
     Country View Apartments                     937,490        35,698    1,215,505     (250,566)
     Desarrollos de Belen Limited              1,884,487        96,190    2,503,941     (599,736)
       Partnership
     Desarrollos de Emaus Limited              3,201,079       214,000    4,039,147     (906,392)
       Partnership
     Ellinwood Heights Apartments, L.P.          688,038        10,000      869,105     (230,188)
     Fulton Street Houses Limited              3,869,930             2    6,014,925   (1,707,348)
       Partnership
     Hayes Run Limited Partnership             1,425,500        85,060    1,494,521     (349,948)
     Howard L. Miller Sallisaw Apartments        615,616        39,000      729,561     (200,951)
       II, L.P.
     Hurlock Meadow Limited Partnership        1,270,656        49,525    1,567,621     (496,595)
     Ivy Family, L.P.                            793,732        11,000    1,045,671     (380,755)
     Justin Associates                         2,422,484        27,472    4,349,750   (1,261,983)
     LaBelle Commons, Ltd.                     1,013,370        98,947    1,184,937     (329,736)
     Lawrence Road Properties, Ltd.              758,834        50,000      929,308     (286,048)
     Loma Del Norte Limited Partnership        1,437,699        84,874    1,785,888     (414,513)
     Long Reach Associates Limited             1,478,729       118,446    1,877,387     (465,541)
       Partnership
     Mirador del Toa Limited Partnership       1,882,326       105,000    2,332,836     (875,410)
     Moore Haven Commons, Ltd.                   928,151        73,645    1,197,000     (413,476)
     NP-89 Limited Dividend Housing
       Association Limited Partnership         4,148,026       150,000    7,410,587   (2,262,372)
     Nash Hill Associates, Limited             1,469,157       123,876    1,693,440     (403,557)
       Partnership
     North Calhoun City, L.P.                    489,654        12,000      632,110     (201,259)
     Orange City Plaza, Limited Partnership      486,007        53,904    1,043,250     (272,571)
     Puerta del Mar Limited Partnership        2,525,101       115,000    3,053,054   (1,162,576)
     Purvis Heights Properties, L.P.           1,146,172        47,000    1,457,715     (428,264)
     Queen Lane Investors                      1,563,392        60,301    2,749,423     (873,639)
     Somerset Manor, Ltd.                        897,825        53,383    1,101,110     (369,232)
     Sugar Cane Villas, Ltd.                   3,308,477        58,500    4,088,461   (1,381,514)
     Summerfield Apartments Limited            1,760,666       195,411    2,686,365     (559,855)
       Partnership
     Sydney Engel Associates L.P.             17,438,225       284,305   19,443,724   (6,411,867)
     Union Valley Associates Limited           1,447,381        97,800    1,757,216     (409,408)
       Partnership
     Walnut Grove Family, L.P.                   847,086        30,000    1,029,505     (323,919)
     Waynesboro Apartments Limited             1,483,359        76,000    1,790,366     (445,441)
       Partnership
     West Calhoun City, L.P.                     769,944        18,000    1,026,277     (317,781)
     Westminster Apartments Limited            1,609,558        51,651    1,058,549     (479,117)
       Partnership                           -----------    ---------- ------------ ------------
                                             $85,793,473    $3,910,215 $113,429,707 $(35,035,895)
                                             ============   ========== ============ ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5.    Investment in Local Partnerships (continued)

      Property information for each Local Partnership as of December 31, 1998 is as follows:

                                                Mortgage                Buildings and  Accumulated
       Name of Local Partnership              loans payable     Land    improvements   depreciation
       -------------------------              -------------     ----    ------------   ------------

     April Gardens Apartments II Limited     $ 2,000,362   $    39,984  $ 2,471,739  $  (809,390)
       Partnership
     Ashland Park Apartments, L.P.             1,040,446        50,160    1,247,739     (366,744)
     Auburn Family, L.P.                         470,555        20,000      558,475     (156,888)
     Batesville Family, L.P.                   1,441,209        52,000    1,808,219     (519,311)
     Bay Springs Elderly, L.P.                   677,420        38,000      843,018     (232,319)
     Brisas del Mar Apartments Limited         2,658,737       100,280    3,227,091   (1,080,780)
       Partnership
     Bruce Housing Associates, L.P.            1,110,021        16,000    1,420,798     (459,525)
     Carrington Limited Dividend Housing
       Association Limited Partnership         3,440,212       200,000    6,369,080   (2,037,049)
     Chestnut Park Associates, L.P.            5,189,118       781,700    8,654,778   (2,436,107)
     Chowan Senior Manor Associates Limited    1,263,410        86,101    1,513,684     (437,796)
       Partnership
     Christian Street Commons Associates         620,521            --           --           --
     Country View Apartments                     939,775        35,698    1,215,505     (216,511)
     Desarrollos de Belen Limited              1,887,073        96,190    2,493,144     (514,569)
       Partnership
     Desarrollos de Emaus Limited              3,205,734       214,000    4,034,206     (771,217)
       Partnership
     Ellinwood Heights Apartments, L.P.          689,658        10,000      864,434     (214,607)
     Fulton Street Houses Limited              3,869,930             2    5,987,214   (1,480,023)
       Partnership
     Hayes Run Limited Partnership             1,428,831        85,060    1,488,176     (311,322)
     Howard L. Miller Sallisaw Apartments        616,935        39,000      726,868     (188,000)
       II, L.P.
     Hurlock Meadow Limited Partnership        1,273,910        49,525    1,562,361     (440,694)
     Ivy Family, L.P.                            798,004        11,000    1,044,294     (342,231)
     Justin Associates                         2,454,251        27,472    4,344,154   (1,102,275)
     LaBelle Commons, Ltd.                     1,015,893        98,947    1,184,937     (286,545)
     Lawrence Road Properties, Ltd.              760,577        50,000      929,308     (262,417)
     Loma Del Norte Limited Partnership        1,440,903        84,874    1,775,054     (362,224)
     Long Reach Associates Limited             1,482,023       118,446    1,877,387     (412,940)
       Partnership
     Mirador del Toa Limited Partnership       1,887,322       105,000    2,329,996     (778,399)
     Moore Haven Commons, Ltd.                   930,338        73,645    1,197,000     (371,491)
     NP-89 Limited Dividend Housing
       Association Limited Partnership         4,230,637       150,000    7,366,559   (2,006,241)
     Nash Hill Associates, Limited             1,472,616       123,876    1,676,137     (356,912)
       Partnership
     North Calhoun City, L.P.                    492,669        12,000      632,110     (177,773)
     Orange City Plaza, Limited Partnership      508,823        53,904    1,041,636     (238,998)
     Puerta del Mar Limited Partnership        2,531,462       115,000    3,046,045   (1,033,339)
     Purvis Heights Properties, L.P.           1,149,032        47,000    1,455,334     (397,101)
     Queen Lane Investors                      1,572,111        60,301    2,742,479     (771,356)
     Somerset Manor, Ltd.                        899,846        53,383    1,099,816     (328,500)
     Sugar Cane Villas, Ltd.                   3,315,958        58,500    4,088,461   (1,231,318)
     Summerfield Apartments Limited            1,784,586       195,411    2,684,961     (488,319)
       Partnership
     Sydney Engel Associates L.P.             17,635,198       284,305   19,443,724   (5,701,503)
     Union Valley Associates Limited           1,450,664        97,800    1,757,216     (364,895)
       Partnership
     Walnut Grove Family, L.P.                   848,821        30,000    1,017,192     (283,400)
     Waynesboro Apartments Limited             1,486,904        76,000    1,790,366     (400,847)
       Partnership
     West Calhoun City, L.P.                     776,927        18,000    1,024,405     (277,570)
     Westminster Apartments Limited            1,609,558        51,651    1,025,737     (408,129)
       Partnership                           -----------   -----------  ----------- ------------
                                             $86,358,980   $ 3,910,215 $113,060,837 $(31,057,575)
                                             ===========   =========== ============ ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


5.  Investment in Local Partnerships (continued)

    The summary of property activity during the year ended December 31, 1999 is as follows:

                                                              Net change
                                        Balance as of       during the year
                                         December 31,            ended             Balance as of
                                            1998           December 31, 1999     December 31, 1999
                                            ----           -----------------     -----------------

     Land                              $   3,910,215         $      --           $  3,910,215
     Buildings and improvements          113,060,837           368,870            113,429,707
                                         116,971,052           368,870            117,339,922
     Accumulated depreciation            (31,057,575)       (3,978,320)           (35,035,895)
                                         $85,913,477      $ (3,609,450)          $ 82,304,027

6.  Transactions with General Partner and Affiliates

    For the years ended March 30, 2000, 1999 and 1998, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                               2000                 1999                 1998
                                          Paid     Incurred     Paid    Incurred     Paid     Incurred
                                          ----     --------     ----    --------     ----     --------

      Management fees (see Note 8)     $ 100,000  $ 230,571  $ 100,000  $ 230,571 $ 100,000  $ 230,571

      Administration fees (see Note 8) $   2,699  $  57,347  $      --  $     --  $      --  $      --

For the years ended December 31, 1999, 1998 and 1997, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                              1999                 1998                  1997
                                         Paid     Incurred     Paid     Incurred     Paid     Incurred
                                         ----     --------     ----     --------     ----     --------

      Property management fees         $ 129,665  $ 131,724  $ 109,732  $ 130,570  $ 112,083  $ 127,518

      Insurance and other services        15,009     15,275     23,117     34,455     22,079     22,079


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


7.  Taxable Loss

    A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2000, 1999 and 1998 to the tax return net loss for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                        2000              1999               1998
                                                        ----              ----               ----
     Financial   statement  net  loss  for  the
       years  ended  March 30,  2000,  1999, and      $(2,035,647)      $(2,756,082)       $(2,649,323)
       1998

     Add (less) net transactions occurring
     between
        January 1, 1997 and March 30, 1997                     --                --            (58,090)
        January 1, 1998 and March 30, 1998                     --           (76,012)            76,012
        January 1, 1999 and March 30, 1999                (90,310)           90,310                 --
        January 1, 2000 and March 30, 2000                 64,238                --                 --
                                                     ------------       -----------        -----------
     Adjusted financial statement net loss for
       the years ended December 31, 1999, 1998         (2,061,719)       (2,741,784)        (2,631,401)
       and 1997

     Adjustment to management and
       administration fees pursuant to
       Internal Revenue Code Section 267                  144,150           130,571            130,571

     Differences arising from equity in
       loss of investment in local                     (1,468,355)         (903,119)          (718,329)
       partnerships

     Interest revenue                                         677           210,630            (208,732)

     Other differences                                    (13,965)           (9,629)             (5,367)
                                                     ------------       -----------        -----------
     Tax return net loss for the years
       ended December 31, 1999, 1998 and 1997        $ (3,399,212)      $(3,313,331)        $(3,433,258)
                                                     ============       ===========         ===========

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 1999 and 1998 are as follows:

                                                          1999           1998
                                                          ----           ----

     Investment in local partnerships - financial      $4,450,322     $6,027,711
     reporting
     Investment in local partnerships - tax             1,007,401      4,279,897
                                                       ----------     ----------
                                                       $3,442,921     $1,747,814
                                                       ==========     ==========

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


8.    Commitments and Contingencies

      Pursuant to the Partnership Agreement, the Partnership is required to pay the General Partner an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") for its services in connection with the management of the affairs of the Partnership, subject to certain provisions of the Partnership Agreement. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 2000. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 2000. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees and Additional Management Fees in the amount of $1,191,756 and $1,061,185 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2000 and 1999, respectively.

      In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. Since the inception of the Partnership, such administrative services have been provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services to be continued until April 30, 2000. The
      General Partner has transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership is required to pay an annual administration fee
      ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of
      Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 2000. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 2000. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the amount of $1,136,673 and $1,061,185 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2000 and 1999, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $54,648 are included in due to general partner and affiliate in the accompanying balance sheet as of March 30, 2000.

      The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contract is currently subject to renewal under current HUD guidelines.

      The Partnership is a defendant in a complaint brought in connection with the alleged wrongful interference with economic advantage resulting from the delay of the Partnership in providing a list of Unit holders to facilitate a tender offer by plaintiff. The plaintiff is seeking compensatory damages of approximately $246,000 and unspecified punitive damages. The parties have proceeded with discovery. The Partnership believes it has valid defenses and, accordingly, no adjustment has been made to the accompanying financial statements for the potential outcome of this uncertainty.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2000, 1999 AND 1998


9.    Fair Value of Financial Instruments

      The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

      Cash and cash equivalents

      The carrying amount approximates fair value.

      Investments in bonds

      Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

      Interest receivable

      The carrying amount approximates fair value due to the terms of the underlying investments.


      The estimated fair value of the Partnership's financial instruments as of March 30, 2000 and 1999 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and directors of Richman Housing are:

                           Served in present
Name                       Capacity since (1)      Position held
----                       ----------------        -------------

Richard Paul Richman       September 21, 1989      President and Director
Neal Ludeke                September 21, 1989      Vice President and Treasurer
David A. Salzman           September 21, 1989      Vice President
Gina S. Scotti             September 21, 1989      Secretary

(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 52, is the sole Director and President of Richman Housing. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Neal Ludeke, age 42, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include advisory services provided to a small business investment company and various partnership management functions.

David A. Salzman, age 39, is a Vice President of Richman Housing and a minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 44, is the Secretary of Richman Housing. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.


Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 2000, Richman Housing did not pay any remuneration to any of its officers or its director.


Item 12. Security Ownership of Certain Beneficial Owners and Management

As of June 1, 2000, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly-owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 1999 allocated to the General Partner were $33,992 and $56,042, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 1999 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $27,458 and $45,299, respectively.

Indebtedness of Management.

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2000.

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

          (3)  Exhibits

                                                         Incorporated by
                         Exhibit                         Reference to
                         -------                         ------------

    10.1       April Gardens Apartments II Limited       Exhibit 10.1 to Form 10-Q Report
               Partnership (A Delaware Limited           dated December 30, 1990
               Partnership) Amended and Restated         (File No. 33-31390)
               Agreement of Limited Partnership

    10.2       Ashland Park Apartments, L.P. Second      Exhibit 10.2 to Form 10-K Report
               Amended and Restated Agreement of         dated March 30, 1991
               Limited Partnership                       (File No. 33-31390)

    10.3       Auburn Family, L.P. Amended and           Exhibit 10.1 to Form 10-Q Report
               Restated Limited Partnership Agreement    dated December 31, 1991
               and Certificate of Limited Partnership    (File No. 0-19217)

    10.4       Amended No. 2 to the Batesville Family,   Exhibit 10.2 to Form 10-Q Report
               L.P. Amended and Restated Agreement of    dated December 30, 1990
               Limited Partnership                       (File No. 33-31390)

    10.5       Batesville Family, L.P. Amendment No. 3   Exhibit 10.2 to Form 10-Q Report
               to the Amended and Restated Agreement     dated December 31, 1991
               of Limited Partnership                    (File No. 0-19217)

    10.6       Bay Springs Elderly, L.P. (A              Exhibit 10.1 to Form 10-Q Report
               Mississippi Limited Partnership)          dated September 29, 1991
               Amended and Restated Limited              (File No. 0-19217)
               Partnership Agreement and Certificate
               of Limited Partnership

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

    10.11      Carrington Limited Dividend Housing       Exhibit 10.1 to Form 10-Q Report
               Association Limited Partnership Amended   dated September 29, 1990
               and Restated Agreement of Limited         (File No. 33-31390)
               Partnership

    10.12      Carrington Limited Dividend Housing       Exhibit 10.2 to Form 10-Q Report
               Association Limited Partnership Second    dated September 29, 1990
               Amended and Restated Agreement of         (File No. 33-31390)
               Limited Partnership

    10.13      Carrington Limited Dividend Housing       Exhibit 10.5 to Form 10-Q Report
               Association Limited Partnership           dated December 30, 1990
               Amendment No. 1 to the Second Amended     (File No. 33-31390)
               and Restated Agreement of Limited
               Partnership

    10.14      Chestnut Park Associates, L.P. Amended    Exhibit 10.3 to Form 10-Q Report
               and Restated Agreement of Limited         dated September 29, 1990
               Partnership                               (File No. 33-31390)

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

    10.20      Ellinwood Heights Apartments, L.P.        Exhibit 10.1 to Form 10-Q Report
               Amended and Restated Agreement of         dated June 29, 1991
               Limited Partnership                       (File No. 0-19217)



                         Exhibit                         Reference to
                         -------                         ------------

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

    10.32      Loma Del Norte Limited Partnership        Exhibit 10.2 to Form 10-Q Report
               Amended and Restated Limited              dated September 29, 1991
               Partnership Agreement                     (File No. 0-19217)

    10.33      Long Reach Associates Limited             Exhibit 10.15 to Form 10-K Report
               Partnership Sixth Amended and Restated    dated March 30, 1991
               Agreement of Limited Partnership          (File No. 33-31390)



                         Exhibit                         Reference to
                         -------                         ------------

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

    10.39      North Calhoun City, L.P. (A Mississippi   Exhibit 10.3 to Form 10-Q Report
               Limited Partnership) Amended and          dated September 29, 1991
               Restated Limited Partnership Agreement    (File No. 0-19217)
               and Certificate of Limited Partnership

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

    10.46      Sugar Cane Villas, Ltd. Amended and       Exhibit 10.23 to Form 10-K Report
               Restated Agreement of Limited             dated March 30, 1991
               Partnership                               (File No. 33-31390)




                         Exhibit                         Reference to
                         -------                         ------------

    10.47      Summerfield Apartments Limited            Exhibit 10.47 to Form 10-K Report
               Partnership Amended and Restated          dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)

    10.48      Amendment No.1 to the Summerfield         Exhibit 10.48 to Form 10-K Report
               Apartments Limited Partnership Amended    dated March 30, 1999
               and Restated Agreement of Limited         (File No. 0-19217)
               Partnership

    10.49      Sydney Engel Associates Second Amended    Exhibit 10.4 to Form 10-Q Report
               and Restated Agreement of Limited         dated September 29, 1990
               Partnership                               (File No. 33-31390)

    10.50      First Amendment to Second Amended and     Exhibit 10.49 to Form 10-K Report
               Restated Agreement of Limited             dated March 30, 1997
               Partnership of Sydney Engel Associates    (File No. 0-19217)

    10.51      Second Amendment to Second Amended and    Exhibit 10.50 to Form 10-K Report
               Restated Agreement of Limited             dated March 30, 1997
               Partnership of Sydney Engel Associates    (File No. 0-19217)
               L.P.

    10.52      Third Amendment to Second Amended and     Exhibit 10.51 to Form 10-K Report
               Restated Agreement of Limited             dated March 30, 1997
               Partnership of Sydney Engel Associates    (File No. 0-19217)
               L.P.

    10.53      Fourth Amendment to Second Amended and    Exhibit 10.52 to Form 10-K Report
               Restated Agreement of Limited             dated March 30, 1997
               Partnership of Sydney Engel Associates    (File No. 0-19217)
               L.P.

    10.54      Union Valley Associates Limited           Exhibit 10.14 to Form 10-Q Report
               Partnership Amended and Restated          dated December 30, 1990
               Agreement and Certificate of Limited      (File No. 33-31390)
               Partnership

    10.55      Walnut Grove Family, L.P. (A              Exhibit 10.4 to Form 10-Q Report
               Mississippi Limited Partnership)          dated September 29, 1991
               Amended and Restated Limited              (File No. 0-19217)
               Partnership Agreement and Certificate
               of Limited Partnership

    10.56      Waynesboro Apartments Limited             Exhibit 10.15 to Form 10-Q Report
               Partnership Amended and Restated          dated December 30, 1990
               Agreement and Certificate of Limited      (File No. 33-31390)
               Partnership

    10.57      West Calhoun City, L.P. (A Mississippi    Exhibit 10.5 to Form 10-Q Report
               Limited Partnership) Amended and          dated September 29, 1991
               Restated Limited Partnership Agreement    (File No. 0-19217)
               and Certificate of Limited Partnership

    10.58      Westminster Apartments Limited            Exhibit 10.53 to Form 10-K Report
               Partnership Second Amended and Restated   dated March 30, 1992
               Agreement of Limited Partnership          (File No. 33-31390)

    27         Financial Data Schedule



                         Exhibit                         Reference to
                         -------                         ------------

    28.0       Pages 20 through 31, 44 through 71       Exhibit  28.0 to Form 10-K Report
               and 78 through 80 of  Prospectus         dated  March 30, 1990
               filed pursuant to Rule 424(b)(3)         (File No. 33-31390)
               under Securities Act of 1933

    28.1       Pages 14 through 19 of Prospectus        Exhibit 28.1 to Form 10-K Report
               filed pursuant to Rule 424(b)(3)         dated March 30, 1991
               under Securities Act of 1933             (File No. 33-31390)

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

Dated:  June 28, 2000                /s/ Richard Paul Richman
        -------------                ------------------------
                                     by: Richard Paul Richman
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

         Signature                     Title                        Date
         ---------                     -----                        ----

    /s/ Richard Paul Richman       President, Chief Executive     June 28, 2000
    ---------------------------    Officer and Director
        (Richard Paul Richman)     of the general partner
                                   of the General Partner

    /s/ Neal Ludeke                Vice President and             June 28, 2000
    ---------------------------    Treasurer of the
    (Neal Ludeke)                  general partner of the
                                   General Partner
                                   (Principal Financial
                                   and Accounting Officer
                                   of Registrant)