Form 10-Q
period 2000-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2000-08-14
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ____________

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [X]   No__

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


       Item 1. Financial Statements


       Table of Contents                                                   Page

       Balance Sheets.......................................................3

       Statements of Operations.............................................4

       Statements of Cash Flows.............................................5

       Notes to Financial Statements........................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 June 29,            March 30,
                                                                    Notes         2000                 2000
                                                                    -----         ----                 ----
   ASSETS

   Cash and cash equivalents                                                  $     879,364       $     873,709
   Investments in bonds                                               2           2,469,867           2,452,950
   Investment in local partnerships                                   3           4,028,977           4,236,668
   Interest receivable                                                               27,484              16,628
                                                                              -------------       -------------
                                                                              $   7,405,692       $   7,579,955
                                                                              =============       ==============
   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities

      Accounts payable and accrued expenses                                   $   1,193,338       $   1,181,877
      Payable to general partner                                                  1,332,650           1,246,404
      Other                                                                           6,950               6,950
                                                                              -------------       -------------

                                                                                  2,532,938           2,435,231
                                                                              -------------       -------------

   Commitment and contingencies                                       3

   Partners' equity (deficit)

      General partner                                                              (265,565)           (262,775)
      Limited partners (35,883 units of limited partnership
        interest outstanding)                                                     5,238,706           5,514,902
      Accumulated other comprehensive loss, net                       2            (100,387)           (107,403)
                                                                              -------------       -------------

                                                                                  4,872,754           5,144,724
                                                                              -------------       -------------

                                                                              $   7,405,692       $    7,579,955
                                                                              =============       ==============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                            Notes         2000                 1999
                                                                            -----         ----                 ----
   REVENUE

   Interest                                                                          $    57,178           $  56,766
   Other income from local partnerships                                                                        4,172
                                                                                     -----------           ---------

   TOTAL REVENUE                                                                          57,178              60,938
                                                                                     -----------           ---------

   EXPENSES

   Administration fees                                                                    57,643              57,643
   Management fees                                                                        57,643              57,643
   Professional fees                                                                      10,171               6,355
   Printing, postage and other                                                             4,456               5,908
                                                                                     -----------           ---------

   TOTAL EXPENSES                                                                        129,913             127,549
                                                                                     -----------           ---------

   Loss from operations                                                                  (72,735)            (66,611)

   Equity in loss of investment in local partnerships                         3         (206,251)           (407,294)
                                                                                     -----------           ---------

   NET LOSS                                                                             (278,986)           (473,905)

   Other comprehensive income (loss)                                          2            7,016             (81,297)
                                                                                     -----------           ---------

   COMPREHENSIVE LOSS                                                                  $(271,970)          $(555,202)
                                                                                     ===========           =========
   NET LOSS ATTRIBUTABLE TO

      General partner                                                                $    (2,789)          $  (4,739)
      Limited partners                                                                  (276,197)           (469,166)
                                                                                     -----------           ---------

                                                                                     $  (278,986)          $(473,905)
                                                                                     ===========           =========
   NET LOSS per unit of limited partnership interest (35,883 units of
      limited partnership interest)                                                  $     (7.97)          $  (13.07)
                                                                                     ===========           =========

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                               2000                 1999
                                                                               ----                 ----
      CASH FLOWS FROM OPERATING ACTIVITIES

      Interest received                                                    $    26,981         $     30,299
      Cash paid for
           administration fees                                                 (4,050)              (25,000)
           management fees                                                    (25,000)              (25,000)
           printing, postage and other expenses                                (3,156)                 (206)
                                                                           ----------          ------------
      Net cash used in operating activities                                    (5,225)              (19,907)
                                                                           ----------          ------------

      CASH FLOWS FROM INVESTING ACTIVITIES

      Cash distributions and other income from local partnerships               1,440                16,172
      Maturity/redemption of bonds                                              9,440               195,901
                                                                           ----------          ------------

      Net cash provided by investing activities                                10,880               212,073
                                                                           ----------          ------------

      Net increase in cash and cash equivalents                                 5,655               192,166

      Cash and cash equivalents at beginning of period                        873,709               567,613
                                                                           ----------          ------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  879,364          $    759,779
                                                                           ==========          ============

      SIGNIFICANT NON-CASH INVESTING ACTIVITIES

      Unrealized gain (loss) on investments in bonds, net                 $     7,016          $    (81,297)
                                                                           ==========          ============

    See reconciliation of net loss to net cash used in operating activities on page 6.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (continued)
                    THREE MONTHS ENDED JUNE 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                                       2000               1999
                                                                                       ----               ----
   RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

   Net loss                                                                        $(278,986)         $ (473,905)

   Adjustments to reconcile net loss to net cash used in operating activities

      Equity in loss of investment in local partnerships                             206,251             407,294
      Distributions from local partnerships classified as other income                                    (4,172)
      Amortization of net premium on investments in bonds                              2,222               3,342
      Accretion of zero coupon bonds                                                 (21,564)            (21,564)
      Increase in interest receivable                                                (10,855)             (8,245)
      Increase in payable to general partner                                          86,246              32,643
      Increase in accounts payable and accrued expenses                               11,461              44,700
                                                                                   ---------          ----------
   NET CASH USED IN OPERATING ACTIVITIES                                           $  (5,225)         $  (19,907)
                                                                                   =========          ==========


                       See Notes to Financial Statements.


                    AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of June 29, 2000, certain information concerning investments in bonds is as follows:

                                                                       Gross              Gross
                                                   Amortized         unrealized        unrealized         Estimated
     Description and maturity                        cost              gains             losses           fair value
     ------------------------                        ----              -----             ------           ----------

     Corporate debt securities
        Within one year                          $      151,667    $         --       $         (277)   $      151,390
        After one year through five years               302,582              --               (3,827)          298,755
        After five years through ten years              703,923             1,668            (27,801)          677,970
        After ten years                                 211,533              --               (7,478)          204,055
                                                  -------------     -------------     --------------    --------------

                                                      1,369,705             1,668            (39,384)        1,331,990
                                                  -------------     -------------     --------------    --------------
     U.S. Treasury debt securities
        After five years through ten years            1,200,550              --              (62,673)        1,137,877
                                                  -------------     -------------     --------------    --------------
                                                  $   2,570,255     $       1,668     $     (102,057)   $    2,469,867
                                                  =============     =============     ==============    ==============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of March 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,643,000 and accrued interest payable on such loans totaling approximately $2,919,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 2000, the investment in Local Partnerships activity consists of the following:

       Investment in local partnerships as of March 30, 2000     $  4,236,668

       Equity in loss of investment in local partnerships            (206,251)*

       Cash distributions received from Local Partnerships             (1,440)
                                                                -------------
       Investment in local partnerships as of June 29, 2000      $  4,028,977


     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $733,674 for the three months ended March 31, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of March 31, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2000 and 1999 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 2000 and December 31, 1999 are as follows:

                                                                                  March 31,         December 31,
                                                                                    2000                1999
                                                                                    ----                ----
    ASSETS
    Cash and cash equivalents                                                $    1,304,728      $    1,515,733
    Rents receivable                                                                350,517             415,459
    Escrow deposits and reserves                                                  4,811,221           4,772,669
    Land                                                                          3,910,215           3,910,215
    Buildings and improvements (net of accumulated
      depreciation of $36,034,710 and $35,035,895)                               77,443,064          78,393,812
    Intangible assets (net of accumulated amortization of
      $491,622 and $490,393)                                                        660,371             670,822
    Other                                                                         1,023,698             845,257
                                                                              -------------       -------------

                                                                              $  89,503,814       $  90,523,967
                                                                              =============       =============
    LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

    Liabilities

      Accounts payable and accrued expenses                                        $786,694            $599,251
      Due to related parties                                                      4,916,396           5,028,110
      Mortgage loans                                                             85,643,036          85,793,473
      Notes payable                                                                  12,301              16,893
      Accrued interest                                                            2,919,968           2,826,511
      Other                                                                         890,698             866,170
                                                                              -------------       -------------

                                                                                 95,169,093          95,130,408
                                                                              -------------       -------------
    Partners' equity (deficit)

      American Tax Credit Properties III L.P.
         Capital contributions, net of distributions                             28,941,729          28,965,604
         Cumulative loss                                                        (24,751,533)        (24,515,282)
                                                                              -------------       -------------

                                                                                  4,190,196           4,450,322
                                                                              -------------       -------------

      General partners and other limited partners, including ATCP II
         Capital contributions, net of distributions                               (234,015)           (199,479)
         Cumulative loss                                                         (9,621,460)         (8,857,284)
                                                                              -------------       -------------

                                                                                 (9,855,475)         (9,056,763)
                                                                              -------------       -------------

                                                                                 (5,665,279)         (4,606,441)
                                                                              -------------       -------------
                                                                              $  89,503,814       $  90,523,967
                                                                              =============       =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 2000 and 1999 are as follows:

                                                                          2000                1999
                                                                          ----                ----
    REVENUE

    Rental                                                            $   2,660,893       $   2,694,711
    Interest and other                                                       74,085              77,144
                                                                      -------------        ------------

    Total Revenue                                                         2,734,978           2,771,855
                                                                      -------------        ------------

    EXPENSES

    Administrative                                                          565,451             497,760
    Utilities                                                               318,916             305,931
    Operating, maintenance and other                                        708,387             589,608
    Taxes and insurance                                                     317,616             320,778
    Financial (including amortization of $10,541 and $11,448)               826,148             839,866
    Depreciation                                                            998,815           1,000,424
                                                                      -------------        ------------

    Total Expenses                                                        3,735,333           3,554,367
                                                                      -------------        ------------

    NET LOSS                                                          $  (1,000,355)      $    (782,512)
                                                                      =============       =============
    NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties III L.P.                         $    (206,251)          $(407,294)
      General partners and other limited partners, including
         ATCP II, which includes $733,674 and $326,238 of
         Partnership loss in excess of investment                          (794,104)           (375,218)
                                                                      -------------        ------------
                                                                      $  (1,000,355)       $   (782,512)
                                                                      =============        ============

     The combined results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.

4.   Additional Information

     Additional  information,  including  the audited  March 30, 2000  Financial
     Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2000 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2000, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2000, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $23,000 during the three months ended June 29, 2000 (which includes a net unrealized gain on investments in bonds of approximately $7,000, the amortization of net premium on investments in bonds of approximately $2,000 and the accretion of zero coupon bonds of approximately $22,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2000 of $206,251 and cash distributions received from Local Partnerships of $1,440. Accounts payable and accrued expenses includes deferred administration fees of $1,136,683 and payable to general partner represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2000.

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

Registrant's operations for the three months ended June 29, 2000 and 1999 resulted in net losses of $278,986 and $473,905, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $201,000. Other comprehensive income
(loss) for the three months ended June 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds available-for-sale of $7,016 and $(81,297), respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $1,000,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $2,735,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,726,000 and approximately $1,009,000 of depreciation and amortization expenses. The Local Partnerships' net loss of approximately $783,000 for the three months ended March 31, 1999 was attributable to rental and other revenue of approximately $2,772,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,543,000 and approximately $1,012,000 of depreciation and amortization expenses. The results of operations of the Local Partnerships for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster require the Local General Partner to advance funds to cover operating deficits through 2009. As of March 31, 2000, Westminster is sixteen months in arrears on its mortgage and twenty to twenty-two months in arrears on its replacement reserve and escrow requirements. Although the Local General Partner had been conducting discussions with the lender, the lender recently issued a notice of default. Current proposals include the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Westminster incurred an operating deficit of approximately $15,000 for the three months ended March 31, 2000, which amount includes a provision for mandatory debt service and replacement reserve deposits of $6,245 and $1,184 per month, respectively. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $77,000 for the three months ended March 31, 2000, which includes property management fees of approximately $21,465. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Of Registrant's total annual Low-income Tax Credits, approximately 9% is allocated from Sydney Engel.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $299,000 as of March 31, 2000 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $3,000 for the three months ended March 31, 2000. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION


Item 1.   Legal Proceedings

          Registrant was a defendant in a complaint brought in connection with the alleged wrongful interference with economic advantage resulting from the delay of Registrant in providing a list of Unit holders to facilitate a tender offer by plaintiff. The plaintiff sought compensatory damages of approximately $246,000 and unspecified punitive damages. Registrant filed a motion to dismiss which was granted May, 2000.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is sixteen months in arrears on its first mortgage obligation as of March 31, 2000. Although the local general partner is conducting discussions with the lender, the lender recently issued a notice of default.

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


Dated: August 11, 2000               /s/ Richard Paul Richman
                                     ----------------------------------------
                                     by:  Richard Paul Richman
                                          President, Chief Executive
                                          Officer and Director of the
                                          general partner of the
                                          General Partner


Dated: August 11, 2000               /s/ Neal Ludeke
                                     ----------------------------------------
                                     by:  Neal Ludeke
                                          Vice President and
                                          Treasurer of the general partner
                                          of the General Partner
                                          (Principal Financial and Accounting
                                          Officer of Registrant)