Form 10-Q
period 2000-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2000-11-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2000

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

Yes  X   No __.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


       Item 1. Financial Statements


       Table of Contents                                                   Page
                                                                           ----

       Balance Sheets........................................................3

       Statements of Operations..............................................4

       Statements of Cash Flows..............................................5

       Notes to Financial Statements.........................................7


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            September 29,         March 30,
                                                                    Notes       2000                2000
                                                                    -----       ----                ----
      ASSETS

      Cash and cash equivalents                                            $     249,902       $     873,709
      Investments in bonds                                             2       3,103,428           2,452,950
      Investment in local partnerships                                 3       3,881,374           4,236,668
      Interest receivable                                                         31,217              16,628
                                                                           -------------       -------------
                                                                           $   7,265,921       $   7,579,955
                                                                           =============       =============
      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

         Accounts payable and accrued expenses                             $   1,165,224       $   1,181,877
         Payable to general partner                                            1,420,228           1,246,404
         Other                                                                     2,200               6,950
                                                                           -------------       -------------

                                                                               2,587,652           2,435,231
                                                                           -------------       -------------
      Partners' equity (deficit)

         General partner                                                       (267,762)           (262,775)
         Limited partners (35,883 units of limited partnership
           interest outstanding)                                              5,021,165           5,514,902

         Accumulated other comprehensive loss, net                     2        (75,134)           (107,403)
                                                                           -------------       -------------

                                                                              4,678,269           5,144,724
                                                                           -------------       -------------

                                                                          $   7,265,921       $   7,579,955
                                                                          =============       =============

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Three Months     Six Months      Three Months       Six Months
                                                     Ended September  Ended September  Ended September   Ended September
                                              Notes      29, 2000        29, 2000          29, 1999         29, 1999
                                              -----      --------        --------          --------         --------
REVENUE

Interest                                             $   58,398      $   115,576       $   55,843       $    112,609
Other income from local partnerships             3        1,580            1,580            2,587              6,759
                                                     ----------      -----------       ----------       ------------
TOTAL REVENUE                                            59,978          117,156           58,430            119,368
                                                     ----------      -----------       ----------       ------------
EXPENSES

Administration fees                                      57,643          115,286           57,642            115,285
Management fees                                          57,643          115,286           57,642            115,285
Professional fees                                        12,818           22,989           14,316             20,671
Printing, postage and other                               5,828           10,284            3,950             9,858
                                                     ----------      -----------       ----------       ------------

TOTAL EXPENSES                                          133,932          263,845          133,550           261,099
                                                     ----------      -----------       ----------       ------------

Loss from operations                                    (73,954)        (146,689)         (75,120)         (141,731)

Equity in loss of investment in local
   partnerships                                  3     (145,784)        (352,035)        (466,503)         (873,797)
                                                     ----------      -----------       ----------       ------------

NET LOSS                                               (219,738)        (498,724)        (541,623)       (1,015,528)

Other comprehensive income (loss)                2       25,253           32,269          (36,062)         (117,359)
                                                     ----------      -----------       ----------       ------------

COMPREHENSIVE LOSS                                    $(194,485)     $  (466,455)      $ (577,685)      $(1,132,887)
                                                      =========      ===========       ==========       ===========
NET LOSS ATTRIBUTABLE TO

   General partner                                    $  (2,198)     $    (4,987)      $   (5,416)      $   (10,155)
   Limited partners                                    (217,540)        (493,737)        (536,207)       (1,005,373)
                                                     ----------      -----------       ----------       ------------

                                                      $(219,738)     $  (498,724)      $ (541,623)      $(1,015,528)
                                                      =========      ===========       ==========       ===========
NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                              $   (6.06)     $    (13.76)      $   (14.95)      $    (28.02)
                                                      =========      ===========       ==========       ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000         1999
                                                                  ----         ----
      CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                              $  76,906    $  80,507
Cash used for local partnerships for deferred expenses            (4,750)
Cash paid for
    administration fees                                           (6,748)     (50,000)
    management fees                                              (50,000)     (50,000)
    professional fees                                            (43,331)     (44,829)
    printing, postage and other expenses                          (6,595)        (556)
                                                              ----------    ---------
Net cash used in operating activities                            (34,518)     (64,878)
                                                              ----------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Investments in bonds (including accrued interest of $14,838)    (610,910)
Cash distributions and other income from local partnerships        4,839       20,167
Maturities/redemptions of bonds                                   16,782      248,764
                                                              ----------    ---------

Net cash provided by (used in) investing activities             (589,289)     268,931
                                                              ----------    ---------

Net increase (decrease) in cash and cash equivalents            (623,807)     204,053

Cash and cash equivalents at beginning of period                 873,709      567,613
                                                              ----------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 249,902    $ 771,666
                                                               =========    =========
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net            $  32,269    $(117,359)
                                                               =========    =========

======================================================================================
See reconciliation of net loss to net cash used in operating  activities on page 6.

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2000 AND 1999
                                   (UNAUDITED)

                                                                                     2000                1999
                                                                                     ----                ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                         $(498,724)          $(1,015,528)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                              352,035               873,797
   Distributions from local partnerships classified as other income                 (1,580)               (6,759)
   Amortization of net premium on investments in bonds                               4,445                 6,577
   Accretion of zero coupon bonds                                                  (43,364)              (43,364)
   Decrease in interest receivable                                                     249                 4,685
   Increase (decrease) in accounts payable and accrued expenses                    (16,653)               50,429
                                                                                    (4,750)
   Decrease in other liabilities
   Increase in payable to general partner                                          173,824                65,285
                                                                                 ---------           -----------
NET CASH USED IN OPERATING ACTIVITIES                                            $ (34,518)          $   (64,878)
                                                                                 =========           ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2000 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of September 29, 2000, certain information concerning investments in bonds is as follows:

                                                                       Gross              Gross
                                                   Amortized         unrealized        unrealized         Estimated
     Description and maturity                        cost              gains             losses           fair value
     ------------------------                        ----              -----             ------           ----------

     Corporate debt securities
        Within one year                          $      151,112     $         --       $        (109)    $     151,003
        After one year through five years               898,340               319             (1,592)          897,067
        After five years through ten years              703,982             4,033            (20,738)          687,277
        After ten years                                 203,982               --              (6,000)          197,982
                                                 --------------     -------------      -------------     -------------

                                                      1,957,416             4,352            (28,439)        1,933,329
                                                 --------------     -------------      -------------     -------------
     U.S. Treasury debt securities
        After five years through ten years            1,221,146               --             (51,047)        1,170,099
                                                 --------------     -------------      -------------     -------------

                                                 $    3,178,562     $       4,352      $     (79,486)    $   3,103,428
                                                 ==============     =============      =============     =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476. As of June 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,487,000 and accrued interest payable on such loans totaling approximately $3,022,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the six months ended September 29, 2000, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2000       $4,236,668

        Equity in loss of investment in local partnerships            (352,035)*

        Cash distributions received from Local Partnerships             (4,839)

        Cash distributions from Local Partnerships classified
        as other income                                                  1,580
                                                                    ----------
        Investment in local partnerships as of
        September 29, 2000                                          $3,881,374
                                                                    ==========

     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,271,669 for the six months ended June 30, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 and 1999 are reflected on pages 9 and 10, respectively.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of June 30, 2000 and December 31, 1999 are as follows:

                                                                      June 30,      December 31,
                                                                        2000           1999
                                                                        ----           ----
    ASSETS

Cash and cash equivalents                                          $  1,240,829    $  1,515,733
Rents receivable                                                        378,007         415,459
Escrow deposits and reserves                                          4,855,302       4,772,669
Land                                                                  3,910,215       3,910,215
Buildings and improvements (net of accumulated depreciation
  of $37,034,061 and $35,035,895)                                    76,526,084      78,393,812

Intangible assets (net of accumulated amortization of
  $502,070 and $490,393)
                                                                        649,923         670,822
Other                                                                 1,134,492         845,257
                                                                   ------------    ------------
                                                                   $ 88,694,852    $ 90,523,967
                                                                   ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $    928,014    $    599,251
  Due to related parties                                              4,913,651       5,028,110
  Mortgage loans                                                     85,486,237      85,793,473
  Notes payable                                                          14,553          16,893
  Accrued interest                                                    3,021,845       2,826,511
  Other                                                                 669,696         866,170
                                                                   ------------    ------------

                                                                     95,033,996      95,130,408
                                                                   ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
     Capital contributions, net of distributions                     28,940,289      28,965,604
     Cumulative loss                                                (24,867,317)    (24,515,282)
                                                                   ------------    ------------

                                                                      4,072,972       4,450,322
                                                                   ------------    ------------

  General partners and other limited partners, including ATCP II
     Capital contributions, net of distributions                       (236,651)       (199,479)
     Cumulative loss                                                (10,175,465)     (8,857,284)
                                                                   ------------    ------------

                                                                    (10,412,116)     (9,056,763)
                                                                   ------------    ------------

                                                                     (6,339,144)     (4,606,441)
                                                                   ------------    ------------

                                                                   $ 88,694,852    $ 90,523,967
                                                                   ============    ============


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 and 1999 are as follows:

                                               Three Months     Six Months     Three Months    Six Months
                                                   Ended          Ended           Ended          Ended
                                                 June 30,        June 30,        June 30,       June 30,
                                                   2000            2000            1999          1999
                                                   ----            ----            ----          ----
    REVENUE

    Rental                                      $ 2,748,447    $ 5,409,340    $ 2,647,066    $ 5,341,777
    Interest and other                              176,814        250,899         79,217        156,361
                                                -----------    -----------    -----------    -----------

    Total Revenue                                 2,925,261      5,660,239      2,726,283      5,498,138
                                                -----------    -----------    -----------    -----------
    EXPENSES

    Administrative                                  601,869      1,167,320        538,111      1,035,871
    Utilities                                       272,495        591,411        243,980        549,911
    Operating, maintenance and other                578,871      1,287,258        732,981      1,322,589
    Taxes and insurance                             310,598        628,214        307,508        628,286
    Financial (including amortization of $10,358,
      $20,899, $11,446 and $22,894)                 831,938      1,658,086        839,031      1,678,897

    Depreciation                                    999,351      1,998,166      1,006,085      2,006,509
                                                -----------    -----------    -----------    -----------

    Total Expenses                                3,595,122      7,330,455      3,667,696      7,222,063
                                                -----------    -----------    -----------    -----------

    NET LOSS                                    $  (669,861)   $(1,670,216)   $  (941,413)   $(1,723,925)
                                                ===========    ===========    ===========    ===========
    NET LOSS ATTRIBUTABLE TO

    American Tax Credit Properties III L.P.     $  (145,784)   $  (352,035)   $  (466,503)   $  (873,797)
    General partners and other limited
       partners, including ATCP II, which
       includes $537,995, $1,271,669, $401,694
       and $727,932 of Partnership loss in
       excess of investment                        (524,077)    (1,318,181)      (474,910)      (850,128)
                                                -----------    -----------    -----------    -----------
                                                $  (669,861)   $(1,670,216)   $  (941,413)   $(1,723,925)
                                                ===========    ===========    ===========    ===========

     The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2000, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal
Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2000, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from local partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $27,000 during the six months ended September 29, 2000 (which includes a net unrealized gain on investments in bonds of approximately $32,000, the amortization of net premium on investments in bonds of approximately $4,000 and the accretion of zero coupon bonds of approximately $43,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2000 of $352,035 and cash distributions received from Local Partnerships of $4,839 (exclusive of distributions from Local Partnerships of $1,580 classified as other income from local partnerships). Accounts payable and accrued expenses includes deferred administration fees of $1,136,673 and payable to general partner represents deferred management and administration fees in the accompanying balance sheet as of September 29, 2000.

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

Registrant's operations for the three months ended September 29, 2000 and 1999 resulted in net losses of $219,738 and $541,623, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships, which decrease of approximately $321,000 is primarily the result of (i) a decrease in the net operating losses of certain Local Partnerships and (ii) an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting. Other comprehensive income (loss) for the three months ended September 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $25,253 and $(36,062), respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $670,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $2,925,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,585,000 and approximately $1,010,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $941,000 for the three months ended June 30, 1999 was attributable to rental and other revenue of approximately $2,726,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,650,000 and approximately $1,017,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2000 and 1999 resulted in net losses of $498,724 and $1,015,528, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships, which decrease of approximately $522,000 is primarily the result of (i) a decrease in the net operating losses of certain Local Partnerships and (ii) an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting. Other comprehensive income (loss) for the six months ended September 29, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $32,269 and $(117,359), respectively.

The Local Partnerships' net loss of approximately $1,670,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $5,660,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,311,000 and approximately $2,019,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,724,000 for the six months ended June 30, 1999 was attributable to rental and other revenue of approximately $5,498,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,193,000 and approximately $2,029,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster require the Local General Partner to advance funds to cover operating deficits through 2009. As of June 30, 2000, Westminster is nineteen months in arrears on its mortgage and twenty three to twenty five months in arrears on its replacement reserve and escrow requirements. Although the Local General Partner has been conducting discussions with the lender, the lender recently issued a notice of default. Current proposals include the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Westminster incurred an operating deficit of approximately $31,000 for the six months ended June 30, 2000, which amount includes a provision for mandatory debt service and replacement reserve deposits of $6,245 and $1,184 per month, respectively. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $299,000 as of June 30, 2000 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $19,000 for the six months ended June 30, 2000. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Registrant was a defendant in a complaint brought in connection with the alleged wrongful interference with economic advantage resulting from the delay of Registrant in providing a list of Unit holders to facilitate a tender offer by plaintiff. The plaintiff sought compensatory damages of approximately $246,000 and unspecified punitive damages. Registrant filed a motion to dismiss which was granted May 2000. THE PLAINTIFF AND REGISTRANT HAVE AGREED TO A SETTLEMENT WHEREBY REGISTRANT AGREED TO PROVIDE PLAINTIFF WITH A LIST OF LIMITED PARTNERS AND PLAINTIFF AGREED TO WAIVE ITS RIGHT TO APPEAL THE SUMMARY JUDGMENT. EACH OF THE PARTIES PAID ITS OWN LEGAL FEES ARISING OUT OF THE LITIGATION.

          Registrant is not aware of any other material legal proceedings.

Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is nineteen months in arrears on its first mortgage obligation as of June 30, 2000. Although the local general partner is conducting discussions with the lender, the lender recently issued a notice of default.

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


Dated: November 13, 2000              /s/ Richard Paul Richman
                                         ------------------------------------
                                      by:  Richard Paul Richman
                                           President, Chief Executive
                                           Officer and Director of the
                                           general partner of the
                                           General Partner


Dated: November 13, 2000              /s/ Neal Ludeke
                                      ---------------------------------------
                                      by:  Neal Ludeke
                                           Vice President and
                                           Treasurer of the general partner
                                           of the General Partner
                                           (Principal Financial and Accounting
                                           Officer of Registrant)