Form 10-Q
period 2000-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2001-02-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---     EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2000
                               -----------------

                                       OR

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----    EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
             (Exact name of Registrant as specified in its charter)

              Delaware                                           13-3545006
(State or other jurisdiction of                               (I.R.S. Employer
----------------------------------------                    Identification No.)
incorporation or organization)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut
---------------------------------------
(Address of principal executive offices)                           06830
                                                                 (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
                                                     --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes  X   No __.
    ---     --

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


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                     December 30,    March 30,
                                                                            Notes        2000          2000
                                                                            -----        ----          ----
                 ASSETS

Cash and cash equivalents                                                          $   166,474    $   873,709
Investments in bonds                                                          2      3,220,491      2,452,950
Investment in local partnerships                                              3      3,754,873      4,236,668
Interest receivable                                                                     39,426         16,628
                                                                                   -----------    -----------
                                                                                   $ 7,181,264    $ 7,579,955
                                                                                   ===========    ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                           $ 1,171,446    $ 1,181,877
   Payable to general partner                                                        1,424,012      1,246,404
   Other                                                                                 2,200          6,950
                                                                                   -----------    -----------
                                                                                     2,597,658      2,435,231
                                                                                   ===========    ===========
Partners' equity (deficit)

   General partner                                                                    (269,739)      (262,775)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                    4,825,466      5,514,902

   Accumulated other comprehensive income (loss), net                         2         27,879       (107,403)
                                                                                   -----------    -----------
                                                                                     4,583,606      5,144,724
                                                                                   -----------    -----------
                                                                                   $ 7,181,264    $ 7,579,955
                                                                                   ===========    ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three Months      Nine Months    Three Months      Nine Months
                                                     Ended December   Ended December  Ended December    Ended December
                                              Notes     30, 2000         30, 2000       30, 1999          30, 1999
                                              -----  --------------   --------------  --------------    --------------
REVENUE

        Interest                                     $  58,617        $   174,193    $    55,858       $   168,467
        Other income from local partnerships    3        1,785              3,365          6,459            13,218
                                                     ---------        -----------    -----------       -----------
        TOTAL REVENUE                                   60,402            177,558         62,317           181,685
                                                     ---------        -----------    -----------       -----------

        EXPENSES

        Administration fees                             57,643            172,929         57,646           172,931
        Management fees                                 57,643            172,929         57,646           172,931
        Professional fees                               13,417             36,406          5,557            26,228
        Printing, postage and other                      2,873             13,157          6,330            16,188
                                                     ---------        -----------    -----------       -----------
        TOTAL EXPENSES                                 131,576            395,421        127,179           388,278
                                                     ---------        -----------    -----------       -----------
        Loss from operations                           (71,174)          (217,863)       (64,862)         (206,593)

        Equity in loss of investment in local
           partnerships                         3     (126,502)          (478,537)      (313,806)       (1,187,603)
                                                     ---------        -----------    -----------       -----------
        NET LOSS                                      (197,676)          (696,400)      (378,668)       (1,394,196)

        Other comprehensive income (loss)       2      103,013            135,282        (65,320)         (182,679)
                                                     ---------        -----------    -----------       -----------
        COMPREHENSIVE LOSS                           $ (94,663)       $  (561,118)   $  (443,988)      $(1,576,875)
                                                     =========        ===========    ===========       ===========

        NET LOSS ATTRIBUTABLE TO

           General partner                           $  (1,977)       $    (6,964)   $    (3,787)      $   (13,942)
           Limited partners                           (195,699)          (689,436)      (374,881)       (1,380,254)
                                                     ---------        -----------    -----------       -----------
                                                     $(197,676)       $  (696,400)   $  (378,668)      $(1,394,196)
                                                     =========        ===========    ===========       ===========

        NET LOSS per unit of limited partnership
           interest (35,883 units of limited
           partnership interest)                     $   (5.45)       $    (19.21)   $    (10.45)      $    (38.47)
                                                     =========        ===========    ===========       ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                                  2000         1999
                                                                  ----         ----
      CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                              $ 107,733    $ 105,212
Cash used for local partnerships for deferred expenses            (4,750)      (4,750)
Cash paid for
    administration fees                                          (93,250)     (85,586)
    management fees                                              (75,000)     (75,000)
    professional fees                                            (46,837)     (40,233)
    printing, postage and other expenses                         (13,157)      (9,028)
                                                               ---------    ---------
Net cash used in operating activities                           (125,261)    (109,385)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Investments in bonds (including accrued interest of $14,838)    (610,910)
Cash distributions and other income from local partnerships        6,623       29,126
Maturities/redemptions of bonds                                   22,313      275,004
                                                               ---------    ---------

Net cash provided by (used in) investing activities             (581,974)     304,130
                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents            (707,235)     194,745

Cash and cash equivalents at beginning of period                 873,709      567,613
                                                               ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 166,474    $ 762,358
                                                               =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net            $ 135,282    $(182,679)
                                                               =========    =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2000 AND 1999
                                   (UNAUDITED)

                                                           2000         1999
                                                           ----         ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN
OPERATING ACTIVITIES

Net loss                                                 $(696,400) $(1,394,196)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships      478,537    1,187,603
   Distributions from local partnerships classified as
     other income                                           (3,365)     (13,218)
   Amortization of net premium on investments in bonds       6,665       10,517
   Accretion of zero coupon bonds                          (65,165)     (65,165)
   Increase in interest receivable                          (7,960)      (8,607)
   Increase (decrease) in accounts payable and accrued
     expenses                                              (10,431)      53,542
   Decrease in other liabilities                            (4,750)      (4,750)
   Increase in payable to general partner                  177,608      124,889
                                                         ---------  -----------
NET CASH USED IN OPERATING ACTIVITIES                    $(125,261) $  (109,385)
                                                         =========  ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2000
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2000 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2000 are not necessarily indicative of the results that may be expected for the entire year.

2.   Investments in Bonds

     As of December 30, 2000, certain information concerning investments in bonds is as follows:

                                                           Gross            Gross
                                         Amortized       unrealized      unrealized    Estimated
     Description and maturity              cost            gains           losses      fair value
     ------------------------            ---------       ----------      ----------    ----------

Corporate debt securities
   Within one year                      $   150,556   $      --      $      (238)   $   150,318
   After one year through five years        898,022         4,059         (3,279)       898,802
   After five years through ten years       704,051        13,827         (7,415)       710,463
   After ten years                          198,242          --           (1,866)       196,376
                                        -----------   -----------    -----------    -----------
                                          1,950,871        17,886        (12,798)     1,955,959
                                        -----------   -----------    -----------    -----------
U.S. Treasury debt securities
   After five years through ten years     1,241,741        53,798        (31,007)     1,264,532
                                        -----------   -----------    -----------    -----------
                                        $ 3,192,612   $    71,684    $   (43,805)   $ 3,220,491
                                        ===========   ===========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476. As of September 30, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,313,000 and accrued interest payable on such loans totaling approximately $3,110,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the nine months ended December 30, 2000, the investment in local partnerships activity consists of the following:

        Investment in local partnerships as of March 30, 2000       $4,236,668

        Equity in loss of investment in local partnerships            (478,537)*

        Cash distributions received from Local Partnerships             (6,623)

        Cash distributions from Local Partnerships classified as
          other income                                                   3,365
                                                                    ----------
        Investment in local partnerships as of December 30, 2000    $3,754,873
                                                                    ==========


     * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,765,266 for the nine months ended September 30, 2000 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     The combined unaudited balance sheets of the Local Partnerships as of September 30, 2000 and December 31, 1999 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 and 1999 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of September 30, 2000 and December 31, 1999 are as follows:

                                                                    September 30,   December 31,
                                                                        2000           1999
                                                                    -------------   ------------
    ASSETS

Cash and cash equivalents                                          $  1,235,954    $  1,515,733
Rents receivable                                                        380,843         415,459
Escrow deposits and reserves                                          5,073,549       4,772,669
Land                                                                  3,910,215       3,910,215
Buildings and improvements (net of accumulated depreciation
  of $38,035,762 and $35,035,895)                                    75,596,215      78,393,812
Intangible assets (net of accumulated amortization of
  $512,520 and $490,393)                                                639,473         670,822
Other                                                                 1,109,685         845,257
                                                                   ------------    ------------
                                                                   $ 87,945,934    $ 90,523,967
                                                                   ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                            $  1,136,780    $    599,251
  Due to related parties                                              4,829,725       5,028,110
  Mortgage loans                                                     85,312,661      85,793,473
  Notes payable                                                          13,481          16,893
  Accrued interest                                                    3,110,104       2,826,511
  Other                                                                 634,854         866,170
                                                                   ------------    ------------
                                                                     95,037,605      95,130,408
                                                                   ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
     Capital contributions, net of distributions                     28,938,408      28,965,604
     Cumulative loss                                                (24,993,819)    (24,515,282)
                                                                   ------------    ------------
                                                                      3,944,589       4,450,322
                                                                   ------------    ------------

  General partners and other limited partners, including ATCP II
     Capital contributions, net of distributions                       (228,118)       (199,479)
     Cumulative loss                                                (10,808,142)     (8,857,284)
                                                                   ------------    ------------
                                                                    (11,036,260)     (9,056,763)
                                                                   ------------    ------------
                                                                     (7,091,671)     (4,606,441)
                                                                   ------------    ------------
                                                                   $ 87,945,934    $ 90,523,967
                                                                   ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2000
                                   (UNAUDITED)

3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 and 1999 are as follows:

                                                 Three Months      Nine Months    Three Months    Nine Months
                                                     Ended            Ended           Ended          Ended
                                                 September 30,    September 30,   September 30,   September 30,
                                                     2000              2000           1999            1999
                                                 -------------    -------------   -------------   -------------
    REVENUE

Rental                                          $  2,797,973    $  8,207,313    $  2,670,422    $  8,012,199
Interest and other                                    36,831         287,730         177,737         334,098
                                                ------------    ------------    ------------    ------------
Total Revenue                                      2,834,804       8,495,043       2,848,159       8,346,297
                                                ------------    ------------    ------------    ------------
EXPENSES

Administrative                                       534,248       1,701,568         528,353       1,564,224
Utilities                                            230,423         821,834         279,100         829,011
Operating, maintenance and other                     717,374       2,004,632         616,049       1,938,638
Taxes and insurance                                  303,835         932,049         314,206         942,492
Financial (including amortization of $10,451,
  $31,350, $11,440 and $34,334)                      806,402       2,464,488         831,491       2,510,388

Depreciation                                       1,001,701       2,999,867       1,002,250       3,008,759
                                                ------------    ------------    ------------    ------------

Total Expenses                                     3,593,983      10,924,438       3,571,449      10,793,512
                                                ------------    ------------    ------------    ------------

NET LOSS                                        $   (759,179)   $ (2,429,395)   $   (723,290)   $ (2,447,215)
                                                ============    ============    ============    ============
NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.         $   (126,502)   $   (478,537)   $   (313,806)   $ (1,187,603)
General partners and other limited
   partners, including ATCP II, which
   includes $493,597, $1,765,266, $352,670
   and $1,080,602 of Partnership loss in
   excess of investment                             (632,677)     (1,950,858)       (409,484)     (1,259,612)
                                                ------------    ------------    ------------    ------------

                                                $   (759,179)   $ (2,429,395)   $   (723,290)   $ (2,447,215)
                                                ============    ============    ============    ============

     The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2000, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2000. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2000, Registrant received cash from interest revenue, maturities/redemptions of bonds and distributions from local partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $60,000 during the nine months ended December 30, 2000 (which includes a net unrealized gain on investments in bonds of approximately $135,000, the amortization of net premium on investments in bonds of approximately $7,000 and the accretion of zero coupon bonds of approximately $65,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2000, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2000 of $478,537 and cash distributions received from Local Partnerships of $3,258 (exclusive of distributions from Local Partnerships of $3,365 classified as other income from local partnerships). Accounts payable and accrued expenses includes deferred administration fees of $1,136,673 and payable to general partner represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2000.

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

Registrant's operations for the three months ended December 30, 2000 and 1999 resulted in net losses of $197,676 and $378,668, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships, which decrease of approximately $187,000 is primarily the result of (i) a decrease in the net operating losses of certain Local Partnerships and (ii) an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting. Other comprehensive income (loss) for the three months ended December 30, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $103,013 and $(65,320), respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships' net loss of approximately $759,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $2,835,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,582,000 and approximately $1,012,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $723,000 for the three months ended September 30, 1999 was attributable to rental and other revenue of approximately $2,848,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,557,000 and approximately $1,014,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2000 and 1999 resulted in net losses of $696,400 and $1,394,196, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships, which decrease of approximately $709,000 is primarily the result of (i) a decrease in the net operating losses of certain Local Partnerships and (ii) an increase in the nonrecognition of losses in excess of Registrant's investment in local partnerships in accordance with the equity method of accounting. Other comprehensive income (loss) for the nine months ended December 30, 2000 and 1999 resulted from a net unrealized gain (loss) on investments in bonds of $135,282 and $(182,679), respectively.

The Local Partnerships' net loss of approximately $2,429,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $8,495,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,893,000 and approximately $3,031,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,447,000 for the nine months ended September 30, 1999 was attributable to rental and other revenue of approximately $8,346,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,750,000 and approximately $3,043,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the nine months ended September 30, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or near break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates below break even operations after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through 2009. As of September 30, 2000, Westminster is almost two years in arrears on its mortgage and over two years in arrears on its replacement reserve and escrow requirements. Although the Local General Partner has been conducting discussions with the lender, the lender issued a notice of default. Current proposals include the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Westminster incurred an operating deficit of approximately $35,000 for the nine months ended September 30, 2000, which amount includes a provision for mandatory debt service and replacement reserve deposits of $6,245 and $1,184 per month, respectively. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Of Registrant's total annual Low-income Tax Credits, approximately 4% is allocated from Westminster.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $304,000 as of September 30, 2000 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $9,000 for the nine months ended September 30, 2000. Of Registrant's total annual Low-income Tax Credits, approximately 8% is allocated from Fulton Street.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is almost two years in arrears on its first mortgage obligation as of September 30, 2000. Although the local general partner is conducting discussions with the lender, the lender issued a notice of default.

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


Dated: February 13, 2001         /s/ Richard Paul Richman
                                 ------------------------------------
                                 by:  Richard Paul Richman
                                      President, Chief Executive
                                      Officer and Director of the
                                      general partner of the
                                      General Partner


Dated: February 13, 2001         /s/ Neal Ludeke
                                 ------------------------------------
                                 by:  Neal Ludeke
                                      Vice President and
                                      Treasurer of the general partner
                                      of the General Partner
                                      (Principal Financial and
                                      Accounting Officer of Registrant)