Form 10-K
period 2001-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2001-06-28
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  (Mark One)
             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended March 30, 2001

                              OR

             [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from ______ to ____________

                                     0-19217
                           ---------------------------
                            (Commission File Number)

                     American Tax Credit Properties III L.P.
                     ---------------------------------------
      (Exact name of registrant as specified in its governing instruments)


             Delaware                                           13-3545006
(State or other jurisdiction of                              (I.R.S. Employer
          organization)                                     Identification No.)


Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                              06830
--------------------------------------------------------------------------------
 (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (203) 869-0900
                                                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

         None                                           None
----------------------               -------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   X
           ----

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

Richman Tax Credit Properties III L.P. (the "General Partner"), a Delaware limited partnership, was formed on September 21, 1989 to act as the general partner of Registrant. The general partner of the General Partner is Richman Housing Credits Inc. ("Richman Housing"), a Delaware corporation which is wholly owned by Richard Paul Richman. Richman Housing is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000 and Economic Growth and Tax Relief Reconciliation Act of 2001 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity that does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.  Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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


                                                                                       Mortgage
Name of Local Partnership                        Number                            loans payable as of     Subsidy
Name of apartment complex                       of rental           Capital           December 31,          (see
Apartment complex location                        units           contribution            2000            footnotes)
--------------------------                        -----           ------------     -------------------    ----------
April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico                             48           $  485,581          $1,991,036           (1b&d)

Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                                    24              235,732           1,035,140           (1b&d)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi                              16               95,412             466,434           (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                              48              239,716(2)        1,435,270           (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi                             24              208,820             674,285           (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                                 66              668,172           2,644,754           (1b&d)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                   40              183,155(2)        1,103,910           (1b&d)

Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan                          100            2,174,720(2)        3,382,920           (1c)


Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey                              59            4,204,576           5,074,427           (1a)

Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina                         33              278,405           1,253,694           (1b&d)

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania                           18              581,645             606,464           (1a&b)


Item 2.  Properties (continued)

                                                                                        Mortgage
Name of Local Partnership                        Number                             loans payable as of     Subsidy
Name of apartment complex                       of rental             Capital          December 31,          (see
Apartment complex location                        units            contribution            2000           footnotes)
--------------------------                        -----            ------------            ----           ----------

Country View Apartments
Country View Apartments
Pembroke, Maine                                    16               $  279,183          $  935,009          (1b&d)

Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico                          41                  422,929           1,878,304          (1b&d)

Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                               72                  631,404           3,196,843          (1b&d)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                                  24                  156,261             686,270          (1b&d)

Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                                 35                1,948,081           3,869,930          (1a&b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina                           34                  322,074           1,421,892          (1b&d)

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                                 24                  130,158             614,170          (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                                  30                  284,218           1,267,123          (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                            32                  135,528(2)          789,071          (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania                         40                1,809,723           2,388,383          (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                                   32                  253,580           1,010,630          (1b&d)
Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                24                  123,799(2)          756,927          (1b&d)


                                                                                     Mortgage
Name of Local Partnership                          Number                       loans payable as of     Subsidy
Name of apartment complex                        of rental       Capital            December 31,          (see
Apartment complex location                         units       contribution             2000           footnotes)
--------------------------                         -----       ------------             ----           ----------
Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                                  40          $  314,865         $1,434,206          (1b&d)

Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                                          30             448,922          1,475,126          (1b&d)

Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                48             284,847(2)       1,876,877          (1b&d)

Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                                 28             213,402            925,767          (1b&d)
NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan                          168           2,372,292          4,057,585          (1a,b&g)

Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts                          28             302,575          1,465,383          (1b,d&f)

North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi                            18             146,565            486,400          (1b&d)

Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                                    32             456,090            460,563          (1a)

Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico                                 66             630,570          2,518,144          (1b&d)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                  40             191,512(2)       1,143,029          (1b)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                           29             597,050(2)       1,553,845          (1b&e)

Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania                           24             208,465            895,620          (1b&d)

Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                                     87             751,560          3,300,300          (1b&d)


Item 2.  Properties (continued)

                                                                                    Mortgage
Name of Local Partnership                         Number                        loans payable as of     Subsidy
Name of apartment complex                        of rental       Capital           December 31,           (see
Apartment complex location                        units        contribution            2000            footnotes)
--------------------------                        -----        ------------     -------------------    ----------
Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina                            52         $ 1,088,667         $ 1,734,896         (1b)

Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates)
The Castle
New York, New York                                  224           3,201,874          17,195,726         (1b)

Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania                         36             371,589           1,443,799         (1b)

Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi                            24             191,695             845,189         (1b&d)

Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania                             36             360,859           1,479,462         (1b)

West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi                            28             230,212             762,372         (1b&d)

Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania                           42           1,047,993           1,607,972         (1a&b)
                                                                -----------         -----------
                                                                $29,264,476         $85,145,147
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

Item 3.  Legal Proceedings

Registrant was a defendant in a complaint brought in connection with the alleged wrongful interference with economic advantage resulting from the delay of Registrant in providing a list of Unit holders to facilitate a tender offer by plaintiff. The plaintiff sought compensatory damages of approximately $246,000 and unspecified punitive damages. Registrant filed a motion to dismiss which was granted in May 2000. The Plaintiff and Registrant agreed to a settlement whereby Registrant agreed to provide Plaintiff with a list of limited partners and Plaintiff agreed to waive its right to appeal the summary judgment. Each of the parties paid its own legal fees arising out of the litigation.

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

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Security Holder
         Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2001 was 1,436, holding 35,883 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services. These estimated values are based on financial and other information available to the independent services (i) on the prior August 15th for reporting on December year-end and subsequent client account statements through the following May's month-end client account statements and (ii) on March 31st for reporting on June month-end and subsequent client account statements through the November month-end client account statements of the same year. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. In addition, Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2001 and 2000.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2000 and 1999 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2000 are as follows:

                                                                Low-income
                                                               Tax Credits
                                                               -----------

                     Tax year ended December 31, 2000           $  147.07
                     Tax year ended December 31, 1999           $  153.68

                     Cumulative totals                          $1,446.23

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

                                                                      Years Ended March 30,
                                       -----------------------------------------------------------------------------
                                           2001             2000             1999           1998            1997
                                           ----             ----             ----           ----            ----
Interest and other revenue              $    235,418    $    247,106    $    252,224    $    257,645    $    317,065
                                        ============    ============    ============    ============    ============

Equity in loss of investment in
   local partnerships                   $ (1,228,135)   $ (1,764,816)   $ (2,453,590)   $ (2,358,431)   $ (2,509,806)
                                        ============    ============    ============    ============    ============
Net loss                                $ (1,519,430)   $ (2,035,647)   $ (2,756,082)   $ (2,649,323)   $ (2,718,536)
                                        ============    ============    ============    ============    ============

Net loss per unit of limited
   partnership interest                 $     (41.92)   $     (56.16)   $     (76.04)   $     (73.09)   $     (75.00)
                                        ============    ============    ============    ============    ============

                                                                          As of March 30,
                                        ------------------------------------------------------------------------------
                                            2001            2000            1999            1998            1997
                                            ----            ----            ----            ----            ----

Total assets                            $  6,512,494    $  7,579,955    $  9,511,546    $ 12,106,269    $ 15,503,629
                                        ============    ============    ============    ============    ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in four closings with aggregate limited partners' capital contributions of $35,883,000. In connection with the offering of the sale of units, Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partnership interests in local partnerships (the "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). The Net Proceeds were utilized in acquiring an interest in forty-three Local Partnerships.

As of March 30, 2001, Registrant has cash and cash equivalents and investments in bonds totaling $3,495,413, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2001, Registrant's investments in bonds represent corporate bonds of $1,646,257 and U.S. Treasury debt securities of $1,305,438 with various maturity dates ranging from 2002 to 2023. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2001, Registrant received cash from interest revenue, maturity/redemption of bonds and distributions from Local Partnerships and utilized cash for operating expenses and investments in bonds. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $169,000 during the year ended March 30, 2001 (which includes a net unrealized gain on investments in bonds of approximately $194,000, the amortization of net premium on investments in bonds of approximately $7,000 and the accretion of zero coupon bonds of approximately $86,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2000 of $1,228,135 (including an adjustment to Registrant's carrying value of its investment in three Local Partnerships of $571,000 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $20,827 (exclusive of distributions from Local Partnerships of $8,751 classified as other income). Payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2001 represents accrued management and administration fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the years ended March 30, 2001, 2000 and 1999 resulted in net losses of $1,519,430, $2,035,647, and $2,756,082, respectively. The decrease in net loss from 2000 to 2001 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $537,000. The decrease in net loss from 1999 to 2000 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $689,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during the years ended March 30, 2001 and 2000 as reflected in Note 5 to the financial statements, (ii) an impairment loss recorded in connection with Westminster Apartments Limited Partnership ("Westminster") in 1999 and (iii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $3,365,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $4,088,000 and interest on non-mandatory debt of approximately $357,000, and does not include required principal payments on permanent mortgages of approximately $667,000. The Local Partnerships' net loss of approximately $3,356,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $4,046,000 and interest on non-mandatory debt of approximately $353,000, and does not include principal payments on permanent mortgages of approximately $585,000. The Local Partnerships' net loss of approximately $5,197,000 for the year ended December 31, 1998 includes depreciation and amortization expense of approximately $4,058,000, interest on non-mandatory debt of approximately $333,000 and a loss from impairment of long-lived assets of approximately $1,803,000, and does not include principal payments on permanent mortgages of approximately $561,000.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2000, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2000, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of December 31, 2000, Westminster is two years in arrears on its mortgage and over two years in arrears on its replacement reserve and escrow requirements. Although the Local General Partner had been conducting discussions with the lender, the lender issued a notice of default. As a result of ongoing discussions, current proposals include a restructuring of the mortgage and the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Westminster incurred an operating deficit of approximately $57,000 for the year ended December 31, 2000, which amount includes a provision for mandatory debt service and replacement reserve deposits of $6,245 and $1,184 per month, respectively. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $311,000 as of December 31, 2000 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $40,000 for the year ended December 31, 2000. Fulton Street will have generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Union Valley Associates Limited Partnership ("Union Valley") require the management agent to defer property management fees in order to avoid a default under the mortgage. Union Valley incurred an operating deficit of approximately $24,000 for the year ended December 31, 2000, which includes property management fees of approximately $17,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Union Valley, after cumulative equity losses, became zero during the year ended March 30, 2001. Union Valley will have generated approximately $1.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Moore Haven Commons Ltd. ("Moore Haven") require the management agent to defer property management fees in order to avoid a default under the mortgage. Moore Haven incurred an operating deficit of approximately $30,000 for the year ended December 31, 2000, which includes property management fees of approximately $10,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Moore Haven, after cumulative equity losses, became zero during the year ended March 30, 1995. Moore Haven will have generated approximately $1.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 8.  Financial Statements and Supplementary Data


                             Table of Contents                             Page
                                                                           ----

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

                          Independent Auditors' Report


To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 2001 and 2000, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2001. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended March 30, 2001, in conformity with generally accepted accounting principles.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
May 17, 2001


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2001 AND 2000

                                                                           Notes          2001               2000
                                                                           -----          ----               ----
ASSETS

Cash and cash equivalents                                                   3,9      $      543,718      $     873,709
Investments in bonds                                                        4,9           2,951,695          2,452,950
Investment in local partnerships                                            5,8           2,987,706          4,236,668
Interest receivable                                                          9               29,375             16,628
                                                                                     --------------      -------------
                                                                                         $6,512,494      $   7,579,955
                                                                                     ==============      =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                     8       $    1,182,966      $   1,181,877
   Payable to general partner and affiliate                                 6,8           1,507,546          1,246,404
   Other                                                                                      2,200              6,950
                                                                                     --------------      -------------
                                                                                          2,692,712          2,435,231
                                                                                     --------------      -------------
Commitments and contingencies                                                8

Partners' equity (deficit)                                                  2,4

   General partner                                                                         (277,969)          (262,775)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                         4,010,666          5,514,902
   Accumulated other comprehensive income (loss), net                                        87,085           (107,403)
                                                                                         ----------      -------------
                                                                                          3,819,782          5,144,724
                                                                                         ----------      -------------
                                                                                         $6,512,494     $    7,579,955
                                                                                         ==========     ==============

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999

                                                        Notes        2001                2000                 1999
                                                        -----        ----                ----                 ----
REVENUE

Interest                                                         $     226,667        $     225,013        $     244,767
Other income from local partnerships                                     8,751               22,093                7,457
                                                                 -------------        -------------        -------------
TOTAL REVENUE                                                          235,418              247,106              252,224
                                                                 -------------        -------------        -------------

EXPENSES

Administration fees                                         8          230,571              230,571              230,571
Management fees                                            6,8         230,571              230,571              230,571
Professional fees                                                       47,601               38,741               67,327
Printing, postage and other                                             17,970               18,054               26,247
                                                                 -------------        -------------        -------------
TOTAL EXPENSES                                                         526,713              517,937              554,716
                                                                 -------------        -------------        -------------

Loss from operations                                                  (291,295)            (270,831)            (302,492)

Equity in loss of investment in local partnerships          5       (1,228,135)          (1,764,816)          (2,453,590)
                                                                 -------------        -------------        -------------

NET LOSS                                                            (1,519,430)          (2,035,647)          (2,756,082)

Other comprehensive income (loss)                           4          194,488             (152,587)              11,902
                                                                 -------------        -------------        -------------
COMPREHENSIVE LOSS                                                $ (1,324,942)       $  (2,188,234)       $  (2,744,180)
                                                                  ============        =============        =============

NET LOSS ATTRIBUTABLE TO                                    2

   General partner                                                $    (15,194)            $(20,356)            $(27,561)
   Limited partners                                                 (1,504,236)          (2,015,291)          (2,728,521)
                                                                 -------------        -------------        -------------

                                                                  $ (1,519,430)       $  (2,035,647)       $  (2,756,082)
                                                                  ============        =============        =============
NET LOSS per unit of limited partnership
   interest (35,883 units of limited partnership                  $     (41.92)       $      (56.16)       $      (76.04)
   interest)                                                      ============        =============        =============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999

                                                                             Accumulated Other
                                                General         Limited        Comprehensive
                                                Partner         Partners     Income (Loss), Net     Total
                                                -------         --------     ------------------     -----

Partners' equity (deficit), March 30, 1998   $   (214,858)   $ 10,258,714    $     33,282        $ 10,077,138

Net loss                                          (27,561)     (2,728,521)                         (2,756,082)

Other comprehensive income, net                                                    11,902              11,902
                                             ------------    ------------    ------------        ------------

Partners' equity (deficit), March 30, 1999       (242,419)      7,530,193          45,184           7,332,958

Net loss                                          (20,356)     (2,015,291)                         (2,035,647)

Other comprehensive loss, net                                                    (152,587)           (152,587)
                                             ------------    ------------    ------------        ------------

Partners' equity (deficit), March 30, 2000       (262,775)      5,514,902        (107,403)          5,144,724

Net loss                                          (15,194)     (1,504,236)                         (1,519,430)

Other comprehensive income, net                                                   194,488             194,488
                                             ------------    ------------    ------------        ------------

Partners' equity (deficit), March 30, 2001   $   (277,969)   $  4,010,666    $     87,085       $   3,819,782
                                             ============    ============    ============       =============


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999

                                                                            2001               2000                1999
                                                                            ----               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                        $ 153,508          $ 156,395          $ 172,539
Cash used for local partnerships for deferred expenses                      (4,750)            (4,750)            (4,750)
Cash paid for
     administration fees                                                  (100,000)          (100,435)          (100,000)
     management fees                                                      (100,000)          (100,000)          (100,000)
     professional fees                                                     (47,601)           (38,741)           (84,827)
     printing, postage and other expenses                                  (16,881)           (17,368)           (31,250)
                                                                         ---------          ---------          ---------

Net cash used in operating activities                                     (115,724)          (104,899)          (148,288)
                                                                         ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                                  29,578             53,001             36,589
Maturity/redemption of bonds                                               367,065            357,994            259,940
Investment in bonds (includes accrued interest of $14,838)                (610,910)
Transfer from (to) restricted cash                                                                                84,433
Investment in local partnerships                                                                                 (84,433)
                                                                         ---------          ---------          ---------

Net cash provided by (used in) investing activities                       (214,267)           410,995            296,529
                                                                         ---------          ---------          ---------

Net increase (decrease) in cash and cash equivalents                      (329,991)           306,096            148,241

Cash and cash equivalents at beginning of year                             873,709            567,613            419,372
                                                                         ---------          ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $ 543,718          $ 873,709          $ 567,613
                                                                         =========          =========          =========

Significant Non-Cash Investing Activities

Unrealized gain (loss) on investments in bonds, net                      $ 194,488          $(152,587)         $  11,902
                                                                         =========          =========          =========

-------------------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
20.

                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2001, 2000 AND 1999

                                                                               2001               2000                1999
                                                                               ----               ----                ----
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                                     $(1,519,430)      $(2,035,647)      $(2,756,082)

Adjustments to reconcile net loss to net cash used in operating activities

     Equity in loss of investment in local partnerships                        1,228,135         1,764,816         2,453,590
     Distributions from local partnerships classified as other income             (8,751)          (22,093)           (7,457)
     Loss on redemption of bonds                                                   4,167                                 677
     Amortization of net premium on investments in bonds                           7,074            13,207            13,206
     Accretion of zero coupon bonds                                              (86,491)          (86,728)          (86,490)
     Decrease in interest receivable                                               2,091             4,903               378
     Increase in payable to general partner                                      261,142           185,219           130,571
     Increase in accounts payable and accrued expenses                             1,089            76,174           108,069
     Decrease in other liabilities                                                (4,750)           (4,750)           (4,750)
                                                                             -----------       -----------       -----------
NET CASH USED IN OPERATING ACTIVITIES                                        $  (115,724)      $  (104,899)      $  (148,288)
                                                                             ===========       ===========       ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2001, 2000 AND 1999


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

       The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

       The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management (which contemplates remaining Low-income Tax Credits and estimated residual value, among other things), the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

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

       Cash and Cash Equivalents

       The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


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

     Reclassifications

     Certain prior years' Local Partnership balances in Note 5 have been reclassified to conform to the current year presentation.


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


3.   Cash and Cash Equivalents

     As of March 30, 2001, the Partnership has cash and cash equivalents of $543,718 that are deposited in interest-bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


4.     Investments in Bonds

       The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

       As of March 30, 2001, certain information concerning investments in bonds is as follows:

                                                                       Gross          Gross         Estimated
                                                      Amortized       unrealized    unrealized        fair
      Description and maturity                          cost           gains          losses          value
      ------------------------                      ----------      -----------     -----------     ----------
      Corporate debt securities
         Within one year                             $   100,900   $       444    $      --         $   101,344
         After one year through five years               997,620        22,588           --           1,020,208
         After five years through ten years              504,201        23,449         (2,945)          524,705
                                                     -----------   -----------    -----------       -----------
                                                       1,602,721        46,481         (2,945)        1,646,257

      U.S. Treasury debt securities
         After five years through ten years            1,261,889        43,549           --           1,305,438
                                                     -----------   -----------    -----------       -----------

                                                     $ 2,864,610   $    90,030    $    (2,945)     $  2,951,695
                                                     ===========   ===========    ============     ============

       As of March 30, 2000, certain information concerning investments in bonds is as follows:

                                                                       Gross          Gross          Estimated
                                                     Amortized       unrealized     unrealized         fair
      Description and maturity                          cost           gains          losses           value
      ------------------------                      ----------      -----------     -----------      ---------
      Corporate debt securities
         Within one year                             $   152,223   $      --      $      (224)    $     151,999
         After one year through five years               302,899          --           (3,436)          299,463
         After five years through ten years              809,524         2,759        (34,022)          778,261
         After ten years                                 221,181          --          (12,579)          208,602
                                                     -----------   -----------    -----------       -----------

                                                       1,485,827         2,759        (50,261)        1,438,325

      U.S. Treasury debt securities
         After five years through ten years            1,074,526          --          (59,901)        1,014,625
                                                     -----------   -----------    -----------       -----------

                                                     $ 2,560,353   $     2,759    $  (110,162)   $    2,452,950
                                                     ===========   ===========    ============     ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5.     Investment in Local Partnerships

       As of March 30, 2001, the Partnership owns a limited partnership interest in the following Local Partnerships:

             1.  April Gardens Apartments II Limited Partnership;
             2.  Ashland Park Apartments, L.P.;
             3.  Auburn Family, L.P.;
             4.  Batesville Family, L.P.;
             5.  Bay Springs Elderly, L.P.;
             6.  Brisas del Mar Apartments Limited Partnership;
             7.  Bruce Housing Associates, L.P.;
             8. Carrington Limited Dividend Housing Association Limited Partnership;
             9.  Chestnut Park Associates, L.P.*;
            10.  Chowan Senior Manor Associates Limited Partnership;
            11.  Christian Street Commons Associates;
            12.  Country View Apartments;
            13.  Desarrollos de Belen Limited Partnership;
            14.  Desarrollos de Emaus Limited Partnership;
            15.  Ellinwood Heights Apartments, L.P.;
            16.  Fulton Street Houses Limited Partnership;
            17.  Hayes Run Limited Partnership;
            18.  Howard L. Miller Sallisaw Apartments II, L.P.;
            19.  Hurlock Meadow Limited Partnership;
            20.  Ivy Family, L.P.;
            21.  Justin Associates ("Justin");
            22.  LaBelle Commons, Ltd.;
            23.  Lawrence Road Properties, Ltd.;
            24.  Loma Del Norte Limited Partnership;
            25.  Long Reach Associates Limited Partnership;
            26.  Mirador del Toa Limited Partnership;
            27.  Moore Haven Commons, Ltd.;
            28.  NP-89 Limited Dividend Housing Association Limited Partnership;
            29.  Nash Hill Associates, Limited Partnership;
            30.  North Calhoun City, L.P.;
            31.  Orange City Plaza, Limited Partnership ("Orange City");
            32.  Puerta del Mar Limited Partnership;
            33.  Purvis Heights Properties, L.P.;
            34.  Queen Lane Investors;
            35.  Somerset Manor, Ltd.;
            36.  Sugar Cane Villas, Ltd.;
            37.  Summerfield Apartments Limited Partnership ("Summerfield");
            38. Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates)*;
            39.  Union Valley Associates Limited Partnership;
            40.  Walnut Grove Family, L.P.;
            41.  Waynesboro Apartments Limited Partnership;
            42.  West Calhoun City, L.P.; and
            43.  Westminster Apartments Limited Partnership ("Westminster").

          * An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


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


     The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid as of March 30, 2001. As of December 31, 2000, the Local Partnerships have outstanding mortgage loans payable totaling approximately $85,145,000 and accrued interest payable on such loans totaling approximately $3,203,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see
     Note 1). The amount of such excess losses applied to other partners' capital was $2,468,205, $1,599,522 and $2,502,485 for the years ended
     December 31, 2000, 1999 and 1998, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

     As of December 31, 2000, Westminster is two years in arrears on its mortgage and over two years in arrears on its replacement reserve and escrow requirements. Although the Local General Partner had been conducting discussions with the lender, the lender issued a notice of default. As a result of ongoing discussions, current proposals include a restructuring of the mortgage and the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender.

     As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in Justin, Orange City and Summerfield by $230,000, $155,000 and $186,000, respectively during the year ended March 30, 2001 and in Justin and Summerfield by $60,000 and $166,000, respectively during the year ended March 30, 2000. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

     The Properties are subject to evaluation for the existence of permanent impairment under applicable accounting guidelines, whereby the carrying value of the real property may be adjusted downward based on results of operations and other events. As a result of such evaluation, the accompanying statement of operations of the Local Partnerships for the year ended December 31, 1998 reflected herein Note 5 includes loss from impairment of $1,802,881 in connection with Westminster.

     The combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2000, 1999 and 1998 are reflected on pages 26 and 27, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999

5.     Investment in Local Partnerships (continued)

       The combined balance sheets of the Local Partnerships as of December 31, 2000 and 1999 are as follows:

                                                                                2000                   1999
                                                                                ----                   ----
      ASSETS

Cash and cash equivalents                                                 $  1,358,025            $  1,515,733
Rents receivable                                                               400,684                 415,459
Escrow deposits and reserves                                                 4,915,062               4,772,669
Land                                                                         3,910,215               3,910,215
Buildings and improvements (net of accumulated depreciation of
  $39,068,817 and $35,035,895)                                              74,658,814              78,393,812
Intangible assets (net of accumulated amortization of
  $472,905 and $490,393)                                                       629,033                 670,822
Other                                                                          948,134                 845,257
                                                                          ------------            ------------
                                                                          $ 86,819,967            $ 90,523,967
                                                                          ============            ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                   $    821,999            $    599,251
  Due to related parties                                                     5,021,176               5,028,110
  Mortgage loans                                                            85,145,147              85,793,473
  Notes payable                                                                  9,850                  16,893
  Accrued interest                                                           3,203,151               2,826,511
  Other                                                                        644,370                 866,170
                                                                          ------------            ------------
                                                                            94,845,693              95,130,408
                                                                          ------------            ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
     Capital contributions, net of distributions                            28,935,106              28,965,604
     Cumulative loss                                                       (25,172,417)            (24,515,282)
                                                                          ------------            ------------
                                                                             3,762,689               4,450,322
                                                                          ------------            ------------

  General partners and other limited partners, including ATCP II
     Capital contributions, net of distributions                              (223,032)               (199,479)
     Cumulative loss                                                       (11,565,383)             (8,857,284)
                                                                          ------------            ------------
                                                                           (11,788,415)             (9,056,763)
                                                                          ------------            ------------
                                                                            (8,025,726)             (4,606,441)
                                                                          ------------            ------------
                                                                          $ 86,819,967            $ 90,523,967
                                                                          ============            ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5.     Investment in Local Partnerships (continued)

       The combined statements of operations of the Local Partnerships for the years ended December 31, 2000, 1999 and 1998 are as follows:

                                                                        2000                   1999                   1998
                                                                        ----                   ----                   ----
      REVENUE

      Rental                                                         $ 10,778,097          $ 10,621,830          $ 10,515,750
      Interest and other                                                  400,732               427,800               398,028
                                                                     ------------          ------------          ------------
      Total Revenue                                                    11,178,829            11,049,630            10,913,778
                                                                     ------------          ------------          ------------
      EXPENSES

      Administrative                                                    2,400,469             2,169,727             2,119,651
      Utilities                                                         1,080,099             1,052,458               988,768
      Operating, maintenance and other                                  2,552,119             2,580,230             2,578,748
      Taxes and insurance                                               1,237,907             1,246,212             1,235,007
      Financial                                                         3,185,319             3,311,308             3,327,901
      Depreciation and amortization                                     4,088,150             4,045,640             4,057,813
      Loss from impairment of long-lived assets                                                                     1,802,881
                                                                     ------------          ------------          ------------
      Total Expenses                                                   14,544,063            14,405,575            16,110,769
                                                                     ------------          ------------          ------------
      NET LOSS                                                       $ (3,365,234)         $ (3,355,945)         $ (5,196,991)
                                                                     ============          ============          ============
      NET LOSS ATTRIBUTABLE TO

         American Tax Credit Properties III L.P.                     $   (657,135)         $ (1,538,816)         $ (2,453,590)
         General partners and other limited
           partners, including ATCP II, which includes
           specially allocated items of revenue to certain
           general partners of $1,697 in 1998, and
           $2,468,205, $1,599,522 and $2,502,485 of
           Partnership loss in excess of investment                    (2,708,099)           (1,817,129)           (2,743,401)
                                                                     ------------          ------------          ------------
                                                                     $ (3,365,234)         $ (3,355,945)         $ (5,196,991)
                                                                     ============          ============          ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2001 is as follows:

                                                                            Cash
                                           Investment    Partnership's    Adjustment to    Cash        distributions
                                            in Local       equity in        carrying     distributions   classified as   Investment
                                           Partnership    income (loss)   value during    received      other income    in Local
                                            balance as      for the           the        during the     during the    Partnership
                                               of          year ended      year ended    year ended      year ended   balance as of
                                             March 30,     December 31,      March 30,    March 30,       March 30,      March 30,
Name of Local Partnership                      2000           2000             2001         2001            2001           2001
---------------------------------------- ------------- ----------------- --------------- ------------- --------------- -------------
April Gardens Apartments II Limited         $         --    $       -- (2)    $  --       $      --       $     --       $      --
  Partnership
Ashland Park Apartments, L.P.                         --            -- (2)       --              --             --              --
Auburn Family, L.P.                               19,555       (11,395)          --              --             --           8,160
Batesville Family, L.P.                               --            -- (2)       --              --             --              --
Bay Springs Elderly, L.P.                         32,594       (21,417)          --              --             --          11,177
Brisas del Mar Apartments Limited                     --            -- (2)       --              --             --              --
  Partnership
Bruce Housing Associates, L.P.                        --            -- (2)       --              --             --              --
Carrington Limited Dividend Housing
  Association Limited Partnership                772,151      (162,048)          --              --             --         610,103
Chestnut Park Associates, L.P.                        --            -- (2)       --              --             --              --
Chowan Senior Manor Associates Limited
  Partnership                                         --            -- (2)       --          (1,580)         1,580              --
Christian Street Commons Associates                   --            -- (2)       --              --             --              --
Country View Apartments                          113,812      (31,108)           --            (750)            --          81,954
Desarrollos de Belen Limited Partnership              --            -- (2)       --              --             --              --
Desarrollos de Emaus Limited Partnership              --            -- (2)       --              --             --              --
Ellinwood Heights Apartments, L.P.                10,648        3,746            --              --             --          14,394
Fulton Street Houses Limited Partnership          12,431      (12,431) (1)       --              --             --              --
Hayes Run Limited Partnership                         --            -- (2)       --          (1,785)         1,785              --
Howard L. Miller Sallisaw Apartments II,          16,974       (7,250)           --          (1,440)            --           8,284
  L.P.
Hurlock Meadow Limited Partnership                    --            -- (2)       --          (1,764)         1,764              --
Ivy Family, L.P.                                      --            -- (2)       --              --             --              --
Justin Associates                                722,439     (124,392)         (230,000) (3)     --             --         368,047
LaBelle Commons, Ltd.                              9,009       (9,009) (1)       --          (2,500)         2,500              --
Lawrence Road Properties, Ltd.                        --            -- (2)       --              --             --              --
Loma Del Norte Limited Partnership                59,530      (27,907)           --              --             --          31,623
Long Reach Associates Limited Partnership         89,126      (53,369)           --              --             --          35,757
Mirador del Toa Limited Partnership                   --            -- (2)       --              --             --              --
Moore Haven Commons, Ltd.                             --            -- (2)       --              --             --              --
NP-89 Limited Dividend Housing Association
  Limited Partnership                          1,201,027      (40,093)           --         (10,000)            --       1,150,934
Nash Hill Associates, Limited Partnership        105,747      (21,109)           --          (3,637)            --          81,001
North Calhoun City, L.P.                          54,525      (13,056)           --              --             --          41,469
Orange City Plaza, Limited Partnership           372,067       (6,066)         (155,000) (3)     --             --         211,001
Puerta del Mar Limited Partnership                    --            -- (2)       --              --             --              --
Purvis Heights Properties, L.P.                   53,603       (7,624)           --              --             --          45,979
Queen Lane Investors                              64,360      (64,360) (1)       --              --             --              --
Somerset Manor, Ltd.                                  --            -- (2)       --          (1,122)         1,122              --
Sugar Cane Villas, Ltd.                               --            -- (2)       --              --             --              --
Summerfield Apartments Limited Partnership       440,299      (20,855)         (186,000) (3) (5,000)            --         228,444
Sydney Engel Associates L.P.                          --            -- (2)       --              --             --              --
Union Valley Associates Limited                   14,388      (14,388) (1)       --              --             --              --
  Partnership
Walnut Grove Family, L.P.                             --            -- (2)       --              --             --              --

Waynesboro Apartments Limited Partnership             --            -- (2)       --              --             --              --
West Calhoun City, L.P.                           72,383      (13,004)           --              --             --          59,379
Westminster Apartments Limited Partnership            --            -- (2)       --              --             --              --
                                            ------------   --------------    ------------- --------       --------      ----------
                                            $  4,236,668   $ (657,135)       $ (571,000)   $(29,578)      $  8,751      $2,987,706
                                            ============   ==============    ============= ========       ========      ==========

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2000 is as follows:

                                                                                                            Cash
                                           Investment    Partnership's    Adjustment to    Cash        distributions
                                            in Local       equity in        carrying     distributions   classified as  Investment
                                           Partnership    income (loss)   value during    received      other income    in Local
                                            balance as      for the           the        during the     during the    Partnership
                                               of          year ended      year ended    year ended      year ended   balance as of
                                             March 30,     December 31,      March 30,    March 30,       March 30,      March 30,
Name of Local Partnership                      1999           1999            2000          2000            2000           2000
---------------------------------------- ------------- ----------------- --------------- ------------- --------------- -------------

April Gardens Apartments II Limited         $         --    $       -- (2)   $      --       $ (1,920)      $   1,920    $      --
  Partnership
Ashland Park Apartments, L.P.                         --            -- (2)          --              --             --           --
Auburn Family, L.P.                               27,276        (7,721)             --              --             --       19,555
Batesville Family, L.P.                               --            -- (2)          --          (1,330)         1,330           --
Bay Springs Elderly, L.P.                         50,532       (17,938)             --              --             --       32,594
Brisas del Mar Apartments Limited                     --            -- (2)          --          (2,640)         2,640           --
  Partnership
Bruce Housing Associates, L.P.                    15,567       (15,567) (1)         --              --             --           --
Carrington Limited Dividend Housing
  Association Limited Partnership                896,926      (124,775)             --              --             --      772,151
Chestnut Park Associates, L.P.                   420,223      (420,223) (1)         --              --             --           --
Chowan Senior Manor Associates Limited
  Partnership                                         --            -- (2)          --          (1,580)         1,580           --
Christian Street Commons Associates                   --            -- (2)          --              --             --           --
Country View Apartments                          133,932       (20,120)             --              --             --      113,812
Desarrollos de Belen Limited Partnership          43,039       (43,039) (1)         --              --             --           --
Desarrollos de Emaus Limited Partnership          74,619       (74,619) (1)         --              --             --           --
Ellinwood Heights Apartments, L.P.                 8,209         2,439              --              --             --       10,648
Fulton Street Houses Limited Partnership         286,952      (274,521)             --              --             --       12,431
Hayes Run Limited Partnership                         --            -- (2)          --          (1,785)         1,785           --
Howard L. Miller Sallisaw Apartments II,          16,836           138              --          (1,588)         1,588       16,974
  L.P.
Hurlock Meadow Limited Partnership                    --            -- (2)          --              --             --           --
Ivy Family, L.P.                                   3,728        (3,728) (1)         --              --             --           --
Justin Associates                                893,800      (111,361)         (60,000) (3)        --             --      722,439
LaBelle Commons, Ltd.                             51,349       (39,840)             --          (2,500)            --        9,009
Lawrence Road Properties, Ltd.                        --            -- (2)          --          (1,007)         1,007           --
Loma Del Norte Limited Partnership                95,699       (34,169)             --          (2,000)            --       59,530
Long Reach Associates Limited Partnership        117,375       (28,249)             --              --             --       89,126
Mirador del Toa Limited Partnership                   --            -- (2)          --          (1,144)         1,144           --
Moore Haven Commons, Ltd.                             --            -- (2)          --              --             --           --
NP-89 Limited Dividend Housing Association
  Limited Partnership                          1,349,014      (127,987)             --         (20,000)            --    1,201,027
Nash Hill Associates, Limited Partnership        135,800       (30,053)             --              --             --      105,747
North Calhoun City, L.P.                          66,551       (12,026)             --              --             --       54,525
Orange City Plaza, Limited Partnership           375,625        (3,558)             --              --             --      372,067
Puerta del Mar Limited Partnership                    --            -- (2)          --          (2,640)         2,640           --
Purvis Heights Properties, L.P.                   60,336        (5,325)             --          (1,408)            --       53,603
Queen Lane Investors                             134,021       (69,661)             --              --             --       64,360
Somerset Manor, Ltd.                                  --            -- (2)          --              --             --           --
Sugar Cane Villas, Ltd.                               --            -- (2)          --          (6,459)         6,459           --
Summerfield Apartments Limited Partnership       627,741       (16,442)          (166,000) (3)  (5,000)            --      440,299
Sydney Engel Associates L.P.                          --            -- (2)          --              --             --           --
Union Valley Associates Limited                   45,694       (31,306)             --              --             --       14,388
  Partnership
Walnut Grove Family, L.P.                             --            -- (2)          --              --             --           --
Waynesboro Apartments Limited Partnership         12,447       (12,447) (1)         --              --             --           --
West Calhoun City, L.P.                           89,101       (16,718)             --              --             --       72,383
Westminster Apartments Limited Partnership            --            -- (2)          --              --             --           --
                                            ------------   --------------    ------------- --------       --------      ----------
                                             $  6,032,392   $(1,538,816)      $(226,000)       $(53,001)      $ 22,093   $4,236,668
                                            ============   ==============    ============= ========       ========      ==========

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5.     Investment in Local Partnerships (continued)

       Property information for each Local Partnership as of December 31, 2000 is as follows:

                                                           Mortgage                      Buildings and    Accumulated
        Name of Local Partnership                       loans payable        Land        improvements     depreciation
      ------------------------------------------------- --------------- --------------- ---------------- ---------------
      April Gardens Apartments II Limited Partnership   $  1,991,036    $    39,984     $  2,471,902        $(998,626)
      Ashland Park Apartments, L.P.                        1,035,140          50,160       1,247,739         (457,269)
      Auburn Family, L.P.                                    466,434          20,000         561,357         (198,012)
      Batesville Family, L.P.                              1,435,270          52,000       1,808,219         (609,824)
      Bay Springs Elderly, L.P.                              674,285          38,000         846,080         (293,951)
      Brisas del Mar Apartments Limited Partnership        2,644,754         100,280       3,290,880       (1,354,794)
      Bruce Housing Associates, L.P.                       1,103,910          16,000       1,441,646         (568,592)
      Carrington Limited Dividend Housing Association
        Limited Partnership                                3,382,920         200,000       6,485,189       (2,501,459)
      Chestnut Park Associates, L.P.                       5,074,427         781,700       8,654,778       (3,064,146)
      Chowan Senior Manor Associates Limited               1,253,694          86,101       1,513,684         (560,178)
        Partnership
      Christian Street Commons Associates                    606,464              --           7,545             (537)
      Country View Apartments                                935,009          35,698       1,215,505         (284,621)
      Desarrollos de Belen Limited Partnership             1,878,304          96,190       2,533,339         (689,198)
      Desarrollos de Emaus Limited Partnership             3,196,843         214,000       4,044,563       (1,043,084)
      Ellinwood Heights Apartments, L.P.                     686,270          10,000         871,992         (245,786)
      Fulton Street Houses Limited Partnership             3,869,930               2       6,021,918       (1,938,143)
      Hayes Run Limited Partnership                        1,421,892          85,060       1,495,752         (388,850)
      Howard L. Miller Sallisaw Apartments II, L.P.          614,170          39,000         732,695         (213,978)
      Hurlock Meadow Limited Partnership                   1,267,123          49,525       1,575,933         (553,711)
      Ivy Family, L.P.                                       789,071          11,000       1,047,168         (419,211)
      Justin Associates                                    2,388,383          27,472       4,368,720       (1,424,597)
      LaBelle Commons, Ltd.                                1,010,630          98,947       1,184,937         (372,806)
      Lawrence Road Properties, Ltd.                         756,927          50,000         940,652         (309,845)
      Loma Del Norte Limited Partnership                   1,434,206          84,874       1,800,954         (467,538)
      Long Reach Associates Limited Partnership            1,475,126         118,446       1,878,409         (518,151)
      Mirador del Toa Limited Partnership                  1,876,877         105,000       2,335,713         (971,059)
      Moore Haven Commons, Ltd.                              925,767          73,645       1,197,000         (455,461)
      NP-89 Limited Dividend Housing Association
        Limited Partnership                                4,057,585         150,000       7,435,816       (2,540,636)
      Nash Hill Associates, Limited Partnership            1,465,383         123,876       1,693,440         (451,537)
      North Calhoun City, L.P.                               486,400          12,000         632,110         (224,352)
      Orange City Plaza, Limited Partnership                 460,563          53,904       1,043,250         (306,166)
      Puerta del Mar Limited Partnership                   2,518,144         115,000       3,093,084       (1,293,225)
      Purvis Heights Properties, L.P.                      1,143,029          47,000       1,493,777         (464,232)
      Queen Lane Investors                                 1,553,845          60,301       2,752,080         (976,098)
      Somerset Manor, Ltd.                                   895,620          53,383       1,104,377         (409,744)
      Sugar Cane Villas, Ltd.                              3,300,300          58,500       4,088,461       (1,528,169)
      Summerfield Apartments Limited Partnership           1,734,896         195,411       2,688,512         (631,615)
      Sydney Engel Associates L.P.                        17,195,726         284,305      19,443,724       (7,122,448)
      Union Valley Associates Limited Partnership          1,443,799          97,800       1,757,216         (453,356)
      Walnut Grove Family, L.P.                              845,189          30,000       1,029,505         (365,230)
      Waynesboro Apartments Limited Partnership            1,479,462          76,000       1,790,366         (489,623)
      West Calhoun City, L.P.                                762,372          18,000       1,029,702         (357,756)
      Westminster Apartments Limited Partnership           1,607,972          51,651       1,077,942         (551,203)
                                                         -----------     -----------    ------------     ------------
                                                         $85,145,147     $ 3,910,215    $113,727,631     $(39,068,817)
                                                         ===========     ===========    ============     ============

                                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                           MARCH 30, 2001, 2000 AND 1999


5.     Investment in Local Partnerships (continued)

       Property information for each Local Partnership as of December 31, 1999 is as follows:

                                                           Mortgage                      Buildings and    Accumulated
        Name of Local Partnership                        loans payable       Land        improvements    depreciation
      ------------------------------------------------- ---------------- -------------- ---------------- --------------
      April Gardens Apartments II Limited Partnership   $  1,995,920     $   39,984     $  2,474,445        $(900,878)
      Ashland Park Apartments, L.P.                        1,037,908           50,160      1,247,739         (412,108)
      Auburn Family, L.P.                                    468,586           20,000        559,613         (177,304)
      Batesville Family, L.P.                              1,438,380           52,000      1,808,219         (564,567)
      Bay Springs Elderly, L.P.                              675,921           38,000        846,080         (263,005)
      Brisas del Mar Apartments Limited Partnership        2,652,057          100,280      3,237,383       (1,216,720)
      Bruce Housing Associates, L.P.                       1,107,099           16,000      1,441,646         (513,333)
      Carrington Limited Dividend Housing Association
        Limited Partnership                                3,412,991          200,000      6,480,320       (2,265,163)
      Chestnut Park Associates, L.P.                       5,134,372          781,700      8,654,778       (2,750,150)
      Chowan Senior Manor Associates Limited               1,258,346           86,101      1,513,684         (500,846)
        Partnership
      Christian Street Commons Associates                    613,742               --          7,545             (263)
      Country View Apartments                                937,490           35,698      1,215,505         (250,566)
      Desarrollos de Belen Limited Partnership             1,884,487           96,190      2,503,941         (599,736)
      Desarrollos de Emaus Limited Partnership             3,201,079          214,000      4,039,147         (906,392)
      Ellinwood Heights Apartments, L.P.                     688,038           10,000        869,105         (230,188)
      Fulton Street Houses Limited Partnership             3,869,930                2      6,014,925       (1,707,348)
      Hayes Run Limited Partnership                        1,425,500           85,060      1,494,521         (349,948)
      Howard L. Miller Sallisaw Apartments II, L.P.          615,616           39,000        729,561         (200,951)
      Hurlock Meadow Limited Partnership                   1,270,656           49,525      1,567,621         (496,595)
      Ivy Family, L.P.                                       793,732           11,000      1,045,671         (380,755)
      Justin Associates                                    2,422,484           27,472      4,349,750       (1,261,983)
      LaBelle Commons, Ltd.                                1,013,370           98,947      1,184,937         (329,736)
      Lawrence Road Properties, Ltd.                         758,834           50,000        929,308         (286,048)
      Loma Del Norte Limited Partnership                   1,437,699           84,874      1,785,888         (414,513)
      Long Reach Associates Limited Partnership            1,478,729          118,446      1,877,387         (465,541)
      Mirador del Toa Limited Partnership                  1,882,326          105,000      2,332,836         (875,410)
      Moore Haven Commons, Ltd.                              928,151           73,645      1,197,000         (413,476)
      NP-89 Limited Dividend Housing Association
        Limited Partnership                                4,148,026          150,000      7,410,587       (2,262,372)
      Nash Hill Associates, Limited Partnership            1,469,157          123,876      1,693,440         (403,557)
      North Calhoun City, L.P.                               489,654           12,000        632,110         (201,259)
      Orange City Plaza, Limited Partnership                 486,007           53,904      1,043,250         (272,571)
      Puerta del Mar Limited Partnership                   2,525,101          115,000      3,053,054       (1,162,576)
      Purvis Heights Properties, L.P.                      1,146,172           47,000      1,457,715         (428,264)
      Queen Lane Investors                                 1,563,392           60,301      2,749,423         (873,639)
      Somerset Manor, Ltd.                                   897,825           53,383      1,101,110         (369,232)
      Sugar Cane Villas, Ltd.                              3,308,477           58,500      4,088,461       (1,381,514)
      Summerfield Apartments Limited Partnership           1,760,666          195,411      2,686,365         (559,855)
      Sydney Engel Associates L.P.                        17,438,225          284,305     19,443,724       (6,411,867)
      Union Valley Associates Limited Partnership          1,447,381           97,800      1,757,216         (409,408)
      Walnut Grove Family, L.P.                              847,086           30,000      1,029,505         (323,919)
      Waynesboro Apartments Limited Partnership            1,483,359           76,000      1,790,366         (445,441)
      West Calhoun City, L.P.                                769,944           18,000      1,026,277         (317,781)
      Westminster Apartments Limited Partnership           1,609,558           51,651      1,058,549         (479,117)
                                                        ------------      -----------   ------------     ------------
                                                        $ 85,793,473      $ 3,910,215   $113,429,707     $(35,035,895)
                                                        ============      ===========   ============     ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


5. Investment in Local Partnerships (continued)

     The summary of property activity during the year ended December 31, 2000 is as follows:

                                                                            Net change
                                                  Balance as of        during the year ended         Balance as of
                                                December 31, 1999       December 31, 2000          December 31, 2000
                                                -----------------       -----------------          -----------------

      Land                                      $      3,910,215       $            --            $       3,910,215
      Buildings and improvements                     113,429,707               297,924                  113,727,631
                                                ----------------       ---------------            -----------------
                                                     117,339,922               297,924                  117,637,846
      Accumulated depreciation                       (35,035,895)           (4,032,922)                 (39,068,817)
                                                ----------------       ---------------            -----------------
                                                $     82,304,027       $    (3,734,998)           $      78,569,029
                                                ================       ===============            =================


6.   Transactions with General Partner and Affiliates

     For the years ended March 30, 2001, 2000 and 1999, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                                          2001                     2000                       1999
                                                    -------------------       -------------------       --------------------
                                                    Paid       Incurred       Paid       Incurred       Paid        Incurred
                                                   -------------------       --------------------       -------------------

           Management fees (see Note 8)          $  100,000   $  230,571   $  100,000   $  230,571   $  100,000   $   230,571

           Administration fees (see Note 8)      $  100,000   $  230,571   $    2,699   $   57,347   $       --   $        --

     For the years ended December 31, 2000, 1999 and 1998, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local
     Partnerships:

                                                   -------------------       --------------------       -------------------
                                                         2000                      1999                       1998
                                                   Paid       Incurred       Paid        Incurred       Paid       Incurred
                                                   -------------------       --------------------       -------------------

            Property management fees            $   7,387      $  31,754    $  29,805   $   31,864    $ 10,505     $ 31,343

            Insurance and other services           22,953         22,687       15,009       15,275      23,117       34,455



                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


7.   Taxable Loss

     A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2001, 2000 and 1999 to the tax return net loss for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                                       2001                  2000                  1999
                                                                       ----                  ----                  ----

Financial  statement  net loss for the  years  ended
   March 30, 2001, 2000, and 1999                                   $(1,519,430)         $(2,035,647)         $(2,756,082)

Add (less) net transactions occurring between
   January 1, 1998 and March 30, 1998                                        --                   --              (76,012)
   January 1, 1999 and March 30, 1999                                        --              (90,310)              90,310
   January 1, 2000 and March 30, 2000                                   (64,238)              64,238                   --
   January 1, 2001 and March 30, 2001                                    73,432                   --                   --
                                                                    -----------          -----------          -----------
Adjusted financial statement net loss for the years
   ended December 31, 2000, 1999 and 1998                            (1,510,236)          (2,061,719)          (2,741,784)

Adjustment to management and administration
   fees pursuant to Internal Revenue Code
   Section 267                                                          263,465              144,150              130,571


Differences arising from equity in loss of
   investment in local partnerships                                  (2,035,429)          (1,468,355)            (903,119)

Interest revenue                                                            417                  677              210,630

Other differences                                                       (25,742)             (13,965)              (9,629)
                                                                    -----------          -----------          -----------
Tax return net loss for the years ended
   December 31, 2000, 1999 and 1998                                 $(3,307,525)         $(3,399,212)         $(3,313,331)
                                                                    ===========          ===========          ===========

       The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2000 and 1999 are as follows:

                                                                            2000                   1999
                                                                            ----                   ----

      Investment in local partnerships - financial reporting          $   3,762,689           $  4,450,322
      Investment in local partnerships - tax                             (2,286,662)             1,007,401
                                                                      -------------           ------------
                                                                      $   6,049,351           $  3,442,921
                                                                      =============           ============

       Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


8.     Commitments and Contingencies

       Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 2001. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 2001. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees and Additional Management Fees in the amount of $1,322,327 and $1,191,756 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2001 and 2000, respectively.

       In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 2001. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 2001. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the amount of $1,136,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2001 and 2000. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $185,219 and $54,648 are included in due to general partner and affiliate in the accompanying balance sheets as of March 30, 2001 and 2000, respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2001, 2000 AND 1999


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


       The estimated fair value of the Partnership's financial instruments as of March 30, 2001 and 2000 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and directors of Richman Housing are:

                                         Served in present
Name                                     Capacity since 1                       Position held
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

------------------------------------------------------------------------------------------------------------

1 Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 53, is the sole Director and President of Richman Housing. Mr. Richman is the President and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Neal Ludeke, age 43, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

David A. Salzman, age 40, is a Vice President of Richman Housing and a minority stockholder of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication as a Vice President of acquisitions of Richman Group.

Gina S. Scotti, age 45, is the Secretary of Richman Housing. Ms. Scotti is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.


Item 11.  Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 2001, Richman Housing did not pay any remuneration to any of its officers or its director.


Item 12.  Security Ownership of Certain Beneficial Owners and Management

As of May 31, 2001, no person or entity was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2000 allocated to the General Partner were $33,075 and $53,307, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2000 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $26,733 and $43,089, respectively.

Indebtedness of Management.

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2001.

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

     10.20        Ellinwood Heights Apartments, L.P. Amended and     Exhibit 10.1 to Form 10-Q Report
                  Restated Agreement of Limited Partnership          dated June 29, 1991
                                                                     (File No. 0-19217)


                                                                           Incorporated by
                          Exhibit                                           Reference to
                          -------                                           ------------

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

     10.33        Long Reach Associates Limited Partnership Sixth    Exhibit 10.15 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1991
                  Partnership                                        (File No. 33-31390)


                                                                           Incorporated by
                          Exhibit                                           Reference to
                          -------                                           ------------

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

     10.46        Sugar Cane Villas, Ltd. Amended and Restated       Exhibit 10.23 to Form 10-K Report
                  Agreement of Limited Partnership                   dated March 30, 1991
                                                                     (File No. 33-31390)


                                                                           Incorporated by
                          Exhibit                                           Reference to
                          -------                                           ------------

     10.47        Summerfield Apartments Limited Partnership         Exhibit 10.47 to Form 10-K Report
                  Amended and Restated Agreement of Limited          dated March 30, 1992
                  Partnership                                        (File No. 33-31390)

     10.48        Amendment No.1 to the Summerfield Apartments       Exhibit 10.48 to Form 10-K Report
                  Limited Partnership Amended and Restated           dated March 30, 1999
                  Agreement of Limited Partnership                   (File No. 0-19217)

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
                  Partnership                                        (File No. 33-31390)


                                                                           Incorporated by
                          Exhibit                                           Reference to
                          -------                                           ------------

     28.0         Pages 20 through 31, 44 through 71 and 78         Exhibit 28.0 to Form 10-K Report
                  through 80 of Prospectus filed pursuant to Rule   dated March 30, 1990
                  424(b)(3) under Securities Act of 1933            (File No. 33-31390)

     28.1         Pages 14 through 19 of Prospectus filed pursuant  Exhibit 28.1 to Form 10-K Report
                  to Rule 424(b)(3) under Securities Act of         dated March 30, 1991
                  1933                                              (File No. 33-31390)

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

Dated:  June 28, 2001                /s/ Richard Paul Richman
        -------------                ----------------------------------
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

     Signature                        Title                          Date
     ---------                        -----                          ----

   /s/ Richard Paul Richman        President, Chief                June 28, 2001
   -----------------------------   Executive Officer
   (Richard Paul Richman)          and Director of the
                                   general partner of the
                                   General Partner

   /s/ Neal Ludeke                 Vice President and Treasurer    June 28, 2001
   -----------------------------   of the general partner of the
   (Neal Ludeke)                   General Partner (Principal
                                   Financial and Accounting
                                   Officer of Registrant)