Form 10-Q
period 2001-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2001-08-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---
      EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2001
                               -------------

                                       OR

[    ]      TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
 ----
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ------------

                         Commission file number: 0-19217


                   American Tax Credit Properties III L.P.
                   ---------------------------------------
            (Exact name of Registrant as specified in its charter)

Delaware                                                       13-3545006
----------                                                     ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                  06830
----------------------------------------                -----
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Yes   X   No ___.
    ----

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


     Balance Sheets.......................................................3

     Statements of Operations.............................................4

     Statements of Cash Flows.............................................5

     Notes to Financial Statements........................................7

                   AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                      June 29,     March 30,
                                                         Notes         2001          2001
                                                     -----------   ----------    ----------
  ASSETS

  Cash and cash equivalents                                        $  536,211    $  543,718
  Investments in bonds                                     2        2,919,359     2,951,695
  Investment in local partnerships                         3        2,789,833     2,987,706
  Interest receivable                                                  33,594        29,375
                                                                   ----------    ----------
                                                                   $6,278,997    $6,512,494
                                                                   ==========    ==========

  LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

  Liabilities

    Accounts payable and accrued expenses                          $1,179,581    $1,182,966
    Payable to general partner and affiliates                       1,593,783     1,507,546
    Other                                                               2,200         2,200
                                                                   ----------    ----------
                                                                    2,775,564     2,692,712
                                                                   ----------    ----------
  Commitment and contingencies                             3

  Partners' equity (deficit)

    General partner                                                  (280,606)     (277,969)
    Limited partners (35,883 units of limited
     partnership interest outstanding)                              3,749,644     4,010,666
    Accumulated other comprehensive income, net            2           34,395        87,085
                                                                   ----------    ----------
                                                                    3,503,433     3,819,782
                                                                   ----------    ----------
                                                                   $6,278,997    $6,512,494
                                                                   ==========    ==========



                       See Notes to Financial Statements.

                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                               STATEMENTS OF OPERATIONS
                       THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                      (UNAUDITED)




                                                   Notes     2001          2000
                                                 -------- ----------    ---------
  REVENUE

  Interest                                                $  54,140     $  57,178
  Other income from local partnerships                        8,125
                                                          ----------    ---------
  TOTAL REVENUE                                              62,265        57,178
                                                          ----------    ---------

  EXPENSES

  Administration fees                                        57,643        57,643
  Management fees                                            57,643        57,643
  Professional fees                                          13,713        10,171
  Printing, postage and other                                 3,943         4,456
                                                          ----------    ---------

  TOTAL EXPENSES                                            132,942       129,913
                                                          ----------    ---------

  Loss from operations                                      (70,677)      (72,735)

  Equity in loss of investment in local
    partnerships                                     3     (192,982)     (206,251)
                                                          ----------    ---------

  NET LOSS                                                 (263,659)     (278,986)

  Other comprehensive income (loss)                  2      (52,690)        7,016
                                                          ----------    ---------
  COMPREHENSIVE LOSS                                      $(316,349)    $(271,970)
                                                          ----------    ---------

  NET LOSS ATTRIBUTABLE TO

    General partner                                       $  (2,637)    $  (2,789)
    Limited partners                                       (261,022)     (276,197)
                                                          ----------    ---------

                                                          $(263,659)    $(278,986)
                                                          ==========    =========

  NET LOSS per unit of limited partnership
    interest (35,883 units of limited partnership
    interest)                                             $   (7.27)    $   (7.70)
                                                          ==========    =========



                       See Notes to Financial Statements.

                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                               STATEMENTS OF CASH FLOWS
                       THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                      (UNAUDITED)



                                                             2001                    2000
                                                          ---------                ---------
    CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                         $  29,567                $  26,981
Cash paid for
   administration fees                                       (4,049)                  (4,050)
   management fees                                          (25,000)                 (25,000)
   professional fees                                        (17,098)
   printing, postage and other expenses                      (3,943)                  (3,156)
                                                          ---------                ---------

Net cash used in operating activities                       (20,523)                  (5,225)
                                                          ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions and other income from local               13,016                    1,440
partnerships
Maturity/redemption of bonds                                                           9,440
                                                          ---------                ---------

Net cash provided by investing activities                    13,016                   10,880
                                                          ---------                ---------

Net increase (decrease) in cash and cash equivalents         (7,507)                   5,655

Cash and cash equivalents at beginning of period            543,718                  873,709
                                                          ---------                ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $ 536,211                $ 879,364


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net       $ (52,690)               $   7,016
                                                          =========                =========

================================================================================

See reconciliation of net loss to net cash used in operating  activities on page
6.

                       See Notes to Financial Statements.

                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                        STATEMENTS OF CASH FLOWS - (continued)
                       THREE MONTHS ENDED JUNE 29, 2001 AND 2000
                                      (UNAUDITED)



                                                                               2001                 2000
                                                                           ----------            -----------
  RECONCILIATION OF NET LOSS TO NET CASH USED IN
    OPERATING ACTIVITIES

Net loss                                                                   $(263,659)            $(278,986)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships                         192,982               206,251
  Distributions from local partnerships classified
  as other income                                                             (8,125)
  Amortization of net premium on investments in bonds                          1,210                 2,222
  Accretion of zero coupon bonds                                             (21,564)              (21,564)
  Increase in interest receivable                                             (4,219)              (10,855)
  Increase in payable to general partner and affiliates                       86,237                86,246
  Increase (decrease) in accounts payable and accrued expenses                (3,385)               11,461
                                                                           ----------            -----------

NET CASH USED IN OPERATING ACTIVITIES                                      $ (20,523)            $  (5,225)
                                                                           ==========            ===========

================================================================================






                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2001
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of June 29, 2001, certain information concerning investments in bonds is as follows:

                                                                         Gross                   Gross
                                                   Amortized          unrealized               unrealized          Estimated
  Description and maturity                          cost                gains                   losses            fair value
  ------------------------                       -----------          -----------             ---------           -----------
 Corporate debt securities
  Within one year                                $   100,674          $       599             $      --           $   101,273
  After one year through five years                  997,785               20,265                    --             1,018,050
  After five years through ten years                 504,244               17,280                (4,754)              516,770
                                                 -----------          -----------             ---------           -----------

                                                   1,602,703               38,144                (4,754)            1,636,093
                                                 -----------          -----------             ---------           -----------
U.S. Treasury debt securities
  After five years through ten years               1,282,261                3,464                (2,459)            1,283,266
                                                 -----------          -----------             ---------           -----------
                                                 $ 2,884,964          $    41,608           $    (7,213)          $ 2,919,359
                                                 ===========          ===========           ===========           ===========

                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of March 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $84,977,000 and accrued interest payable on such loans totaling approximately $3,320,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.



For the three months ended June 29, 2001, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2001                               $ 2,987,706


Equity in loss of investment in local partnerships                                     (192,982)*


Cash distributions received from Local Partnerships                                     (13,016)


Cash distributions from Local Partnerships classified as
   other income                                                                           8,125
                                                                                    -----------

Investment in local partnerships as of June 29, 2001                                $ 2,789,833
                                                                                    ===========


   * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $606,751 for the three months ended March 31, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2001 and December 31, 2000 are as follows:

                                                                         March 31,                 December 31,
                                                                           2001                        2000
                                                                       ------------              ------------
   ASSETS

Cash and cash equivalents                                              $  1,142,386              $  1,358,025
Rents receivable                                                            393,998                   400,684
Escrow deposits and reserves                                              5,097,954                 4,915,062
Land                                                                      3,910,215                 3,910,215

Buildings and improvements (net of accumulated
  depreciation of $40,075,639 and $39,068,817)                           73,665,535                74,658,814
Intangible assets (net of accumulated amortization
  of $483,028 and $472,905)                                                 618,910                   629,033
Other assets                                                              1,023,580                   948,134
                                                                       ------------              ------------

                                                                       $ 85,852,578              $ 86,819,967
                                                                       ------------              ------------

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                $    984,110              $    821,999
  Due to related parties                                                  4,832,988                 5,021,176
  Mortgage loans                                                         84,976,940                85,145,147
  Notes payable                                                               8,243                     9,850
  Accrued interest                                                        3,320,041                 3,203,151
  Other liabilities                                                         658,281                   644,370
                                                                       ------------              ------------

                                                                         94,780,603                94,845,693
                                                                       ------------              ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions                           28,912,151                28,935,106
   Cumulative loss                                                      (25,365,399)              (25,172,417)
                                                                       ------------              ------------

                                                                          3,546,752                 3,762,689

  General partners and other limited partners
   Capital contributions, net of distributions                            (242,293)                  (223,032)
   Cumulative loss                                                      (12,232,484)              (11,565,383)
                                                                       ------------              ------------

                                                                        (12,474,777)              (11,788,415)
                                                                       ------------              ------------

                                                                         (8,928,025)               (8,025,726)
                                                                       ------------              ------------
                                                                       $ 85,852,578              $ 86,819,967
                                                                       ============              ============

                      AMERICAN TAX CREDIT PROPERTIES III L.P.
                    NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2001 and 2000 are as follows:

                                                                           2001                 2000
                                                                      -----------           -----------
   REVENUE

Rental                                                                $ 2,691,583           $ 2,649,308
Interest and other                                                         93,958                74,085
                                                                      -----------           -----------
Total Revenue                                                           2,785,541             2,723,393
                                                                      -----------           -----------


EXPENSES

Administrative                                                            562,805               567,465
Utilities                                                                 377,049               318,916
Operating and maintenance                                                 619,862               694,788
Taxes and insurance                                                       316,885               317,616
Financial                                                                 752,078               815,697
Depreciation                                                            1,016,945             1,009,266
                                                                      -----------           -----------

Total Expenses                                                          3,645,624             3,723,748
                                                                      -----------           -----------

NET LOSS                                                              $  (860,083)          $(1,000,355)
                                                                      ===========           ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties III L.P.                             $  (192,982)          $  (206,251)
  General partners and other limited
   partners, which includes $606,751 and
   $733,674 of Partnership loss in excess of
   investment                                                            (667,101)             (794,104)
                                                                      -----------           -----------

                                                                      $  (860,083)          $(1,000,355)
                                                                      ===========           ===========

   The combined results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


4. Additional Information

   Additional information, including the audited March 30, 2001 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2001 on file with the Securities and Exchange Commission.

                        AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Material Changes in Financial Condition

As of June 29, 2001, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2001, Registrant received cash from interest revenue and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $40,000 during the three months ended June 29, 2001 (which includes a net unrealized loss on investments in bonds of approximately $53,000, amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $22,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2001 of $192,982 and cash distributions received from Local Partnerships of $4,891 (exclusive of distributions of $8,125 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $1,136,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2001.

Results of Operations

Registrant's operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant's financial statements include the operating results of all Local Partnerships, irrespective of Registrant's investment balances.

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

Registrant's operations for the three months ended June 29, 2001 and 2000 resulted in net losses of $263,659 and $278,986, respectively. Other comprehensive income (loss) for the three months ended June 29, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of ($52,690) and $7,016, respectively.

The Local Partnerships' net loss of approximately $860,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $2,786,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,629,000 and approximately $1,017,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,000,000 for the three months ended March 31, 2000 was attributable to rental and other revenue of approximately $2,723,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,714,000 and approximately $1,009,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected in future periods.

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

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of March 31, 2001, Westminster is over two years in arrears on its mortgage, replacement reserve and escrow requirements. Although the Local General Partner had been conducting discussions with the lender, the lender issued a notice of default. As a result of ongoing discussions, current proposals include a restructuring of the mortgage and the potential utilization of replacement reserves to reduce the arrearages. There can be no assurance that the Local General Partner will be successful in its negotiations with the lender. Westminster incurred an operating deficit of approximately $32,000 for the three months ended March 31, 2001, which amount includes a provision for mandatory debt service and replacement reserve deposits of $6,245 and $1,184 per month, respectively. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

                    AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $311,000 as of March 31, 2001 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $8,000 for the three months ended March 31, 2001. Fulton Street will have generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $93,000 for the three months ended March 31, 2001, which includes property management fees of approximately $21,000. Payments on the mortgage and real estate taxes are current. Sydney Engel has an operating deficit reserve with a balance of approximately $244,000 as of March 31, 2001. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel will have generated approximately $14.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Union Valley Associates Limited Partnership ("Union Valley") require the management agent to defer property management fees in order to avoid a default under the mortgage. Union Valley incurred an operating deficit of approximately $7,000 for the three months ended March 31, 2001, which includes property management fees of approximately $2,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Union Valley, after cumulative equity losses, became zero during the year ended March 30, 2001. Union Valley will have generated approximately $1.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.


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

                    AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION


Item 1. Legal Proceedings

        Registrant is not aware of any material legal proceedings.

Item 2. Changes in Securities

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is over two years in arrears on its first mortgage obligation as of March 31, 2001. Although the local general partner is conducting ongoing discussions with the lender, the lender has issued a notice of default.

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


Dated: August 13, 2001            /s/ Richard Paul Richman
                                  ---------------------------------------------
                                  by:   Richard Paul Richman
                                        President, Chief Executive
                                        Officer and Director of the
                                        general partner of the
                                        General Partner


Dated: August 13, 2001            /s/ Neal Ludeke
                                  ---------------------------------------------
                                  by:   Neal Ludeke
                                        Vice President and
                                        Treasurer of the general partner
                                        of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)