Form 10-Q
period 2001-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2001-11-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2001
                               ------------------

                                      OR

[__] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217
                                                 -------


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-3545006
--------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                               06830
-------------------------------------                            -------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION
                                  ---------------------

     Item 1. Financial Statements
             --------------------

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
     Balance Sheets..........................................................3

     Statements of Operations................................................4

     Statements of Cash Flows................................................5

     Notes to Financial Statements...........................................7


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                     September     March 30,
                                                             Notes    29, 2001       2001
                                                             -----   ---------     --------
            ASSETS

            Cash and cash equivalents                               $  393,919    $  543,718
            Investments in bonds                               2     3,058,101     2,951,695
            Investment in local partnerships                   3     2,632,382     2,987,706
            Interest receivable                                         29,065        29,375
                                                                   -----------   -----------
                                                                    $6,113,467   $ 6,512,494
                                                                    ==========   ===========

            LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

            Liabilities

              Accounts payable and accrued expenses                 $1,046,756   $ 1,182,966
              Payable to general partner and affiliates              1,681,370     1,507,546
              Other                                                                    2,200
                                                                   -----------   -----------
                                                                     2,728,126     2,692,712
                                                                   -----------   -----------
            Partners' equity (deficit)

              General partner                                         (282,968)     (277,969)
              Limited partners (35,883 units of limited
               partnership interest outstanding)                     3,515,759     4,010,666
              Accumulated other comprehensive income, net      2       152,550        87,085
                                                                   -----------   -----------
                                                                     3,385,341     3,819,782
                                                                   -----------   -----------
                                                                   $ 6,113,467   $ 6,512,494
                                                                   ===========   ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                      Three Months    Six Months   Three Months    Six Months
                                          Ended         Ended         Ended          Ended
                                      September 29,  September 29,  September 29,  September 29,
                               Notes      2001          2001           2000           2000
                               -----  ------------   ------------   ------------   ------------

REVENUE

Interest                              $   52,760    $  106,900    $   58,398      $  115,576
Other income from local          3         1,581         9,706         1,580           1,580
partnerships                          ----------    ----------    ----------      ----------

TOTAL REVENUE                             54,341       116,606        59,978         117,156
                                      ----------    ----------    ----------      ----------
EXPENSES

Administration fees                       57,643       115,286        57,643         115,286
Management fees                           57,643       115,286        57,643         115,286
Professional fees                         14,584        28,297        12,818          22,989
Printing, postage and other                4,155         8,098         5,828          10,284
                                      ----------    ----------    ----------      ----------

TOTAL EXPENSES                           134,025       266,967       133,932         263,845
                                      ----------    ----------    ----------      ----------

Loss from operations                     (79,684)     (150,361)      (73,954)       (146,689)

Equity in loss of investment
  in local partnerships          3      (156,563)     (349,545)     (145,784)       (352,035)
                                      ----------    ----------    ----------      ----------

NET LOSS                                (236,247)     (499,906)     (219,738)       (498,724)

Other comprehensive income       2       118,155        65,465        25,253          32,269
                                      ----------    ----------    ----------      ----------

COMPREHENSIVE LOSS                    $ (118,092)   $ (434,441)   $ (194,485)     $ (466,455)
                                      ==========    ==========    ==========      ==========

NET LOSS ATTRIBUTABLE TO

  General partner                     $   (2,362)   $   (4,999)   $   (2,198)     $   (4,987)
  Limited partners                      (233,885)     (494,907)     (217,540)       (493,737)
                                      ----------    ----------    ----------      ----------
                                      $ (236,247)   $ (499,906)   $ (219,738)     $ (498,724)
                                      ==========    ==========    ==========      ==========
NET LOSS per unit of limited
  partnership interest
  (35,883 units of limited
  partnership interest)               $    (6.52)  $    (13.79)   $    (6.06)     $  (13.76)
                                      ==========   ===========    ==========      ==========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)

                                                              2001          2000
                                                           ---------     ----------
    CASH FLOWS FROM OPERATING ACTIVITIES

    Interest received                                       $ 66,269      $ 76,906
    Cash used for local partnerships for deferred
    expenses                                                  (2,200)       (4,750)
    Cash paid for
       administration fees                                  (122,748)       (6,748)
       management fees                                       (50,000)      (50,000)
       professional fees                                     (47,163)      (43,331)
       printing, postage and other expenses                   (9,442)       (6,595)
                                                            --------      --------

    Net cash used in operating activities                   (165,284)      (34,518)
                                                            --------      --------

    CASH FLOWS FROM INVESTING ACTIVITIES

    Investments in bonds (including accrued interest
    of $14,838)                                                           (610,910)
    Cash distributions from local partnerships                15,485         4,839
    Maturities/redemptions of bonds                                         16,782
                                                            --------      --------

    Net cash provided by (used in) investing
    activities                                                15,485      (589,289)
                                                            --------      --------

    Net decrease in cash and cash equivalents               (149,799)     (623,807)

    Cash and cash equivalents at beginning of period         543,718       873,709
                                                            --------      --------
    CASH AND CASH EQUIVALENTS AT END OF PERIOD              $393,919      $249,902
                                                            ========      ========

    SIGNIFICANT NON-CASH INVESTING ACTIVITIES

    Unrealized gain on investments in bonds, net            $ 65,465      $ 32,269
                                                            ========      ========

================================================================================

See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2001 AND 2000
                                   (UNAUDITED)

                                                          2001          2000
                                                       ---------      --------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                               $(499,906)    $(498,724)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
   partnerships                                          349,545       352,035
  Distributions from local partnerships classified
   as other income                                       (9,706)        (1,580)
  Amortization of net premium on investments in
   bonds                                                  2,423          4,445
  Accretion of zero coupon bonds                        (43,364)       (43,364)
  Decrease in interest receivable                           310            249
  Decrease in accounts payable and accrued expenses    (136,210)       (16,653)

  Decrease in other liabilities                          (2,200)        (4,750)
  Increase in payable to general partner and
   affiliates                                           173,824        173,824
                                                      ---------     ----------

NET CASH USED IN OPERATING ACTIVITIES                 $ (165,28)     $ (34,518)
                                                      =========      =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 4 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of September 29, 2001, certain information concerning investments in bonds is as follows:


                                                 Gross          Gross
                                 Amortized     unrealized     unrealized      Estimated
   Description and maturity         cost         gains          losses        fair value
   ------------------------      ---------     ----------     ----------      ----------

Corporate debt securities
  Within one year               $   100,450   $       519    $      --      $   100,969
  After one year through
   five years                       997,944        47,624           --        1,045,568
  After five years through
  ten years                         504,301        33,898         (1,035)       537,164
                                -----------   -----------    -----------    -----------

                                  1,602,695        82,041         (1,035)     1,683,701
                                -----------   -----------    -----------    -----------
U.S. Treasury debt securities
  After five years through
  ten years                       1,302,856        71,544           --        1,374,400
                                -----------   -----------    -----------    -----------

                                $ 2,905,551   $   153,585    $    (1,035)   $ 3,058,101
                                ===========   ===========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476. As of June 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $84,814,000 and accrued interest payable on such loans totaling approximately $3,401,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2001, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March
      30, 2001                                                  $2,987,706

      Equity in loss of investment in local
      partnerships                                                (349,545)*

      Cash distributions received from Local
        Partnerships                                               (15,485)

      Cash distributions from Local Partnerships
        classified as other income                                   9,706
                                                                ----------

      Investment in local partnerships as of
      September 29, 2001                                        $2,632,382
                                                                ==========


   * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,317,446 for the six months ended June 30, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2001 and December 31, 2000 are as follows:


                                                         June 30,     December 31,
                                                           2001          2000
                                                       -----------  ---------------
   ASSETS

Cash and cash equivalents                            $  1,041,557    $  1,358,025
Rents receivable                                          374,559         400,684
Escrow deposits and reserves                            5,254,734       4,915,062
Land                                                    3,910,215       3,910,215

Buildings and improvements (net of accumulated
  depreciation of $41,105,542 and $39,068,817)         72,719,332      74,658,814

Intangible assets (net of accumulated amortization
  of $493,147 and $472,905)                               608,791         629,033
Other assets                                            1,044,879         948,134
                                                     ------------    ------------

                                                     $ 84,954,067    $ 86,819,967
                                                     ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses              $    988,819    $    821,999
  Due to related parties                                4,926,883       5,021,176
  Mortgage loans                                       84,814,161      85,145,147
  Notes payable                                            23,595           9,850
  Accrued interest                                      3,400,554       3,203,151
  Other liabilities                                       667,191         644,370
                                                     ------------    ------------

                                                       94,821,203      94,845,693
                                                     ------------    ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions         28,899,136      28,935,106
   Cumulative loss                                    (25,521,962)    (25,172,417)
                                                     ------------    ------------

                                                        3,377,174       3,762,689
                                                     ------------    ------------

  General partners and other limited partners
   Capital contributions, net of distributions           (242,341)       (223,032)
   Cumulative loss                                    (13,001,969)    (11,565,383)
                                                     ------------    ------------

                                                      (13,244,310)    (11,788,415)
                                                     ------------    ------------

                                                       (9,867,136)     (8,025,726)
                                                     ------------    ------------
                                                     $ 84,954,067    $ 86,819,967
                                                     ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 and 2000 are as follows:


                                    Three            Six           Three          Six
                                    Months          Months         Months        Months
                                    Ended           Ended          Ended         Ended
                                   June 30,        June 30,       June 30,       June 30,
                                     2001            2001           2000          2000
                                  ---------      -----------    -----------    ----------
   REVENUE

Rental                           $ 2,757,175    $ 5,448,758    $ 2,677,506    $ 5,326,814
Interest and other                    76,740        170,698        176,814        250,899
                                 -----------    -----------    -----------    -----------

TOTAL REVENUE                      2,833,915      5,619,456      2,854,320      5,577,713
                                 -----------    -----------    -----------    -----------
EXPENSES

Administrative                       550,094      1,112,899        530,000      1,097,465
Utilities                            307,311        684,360        272,495        591,411
Operating and maintenance            728,741      1,348,603        579,799      1,274,587
Taxes and insurance                  329,606        646,491        310,598        628,214
Financial                            804,190      1,556,268        821,490      1,637,187
Depreciation and amortization      1,040,021      2,056,966      1,009,799      2,019,065
                                 -----------    -----------    -----------    -----------

Total Expenses                     3,759,963      7,405,587      3,524,181      7,247,929
                                 -----------    -----------    -----------    -----------

NET LOSS                         $  (926,048)   $(1,786,131    $  (669,861)   $(1,670,216)
                                 ===========    ===========    ===========    ===========
NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties
III L.P.                         $  (156,563)   $  (349,545)   $  (145,784)   $  (352,035)
General partners and other
  limited partners, which
  includes $710,695,
  $1,317,446, $537,995 and
  $1,271,669 of Partnership
  loss in excess of investment      (769,485)    (1,436,586)      (524,077)    (1,318,181)
                                 -----------    -----------    -----------    -----------

                                 $  (926,048)   $(1,786,131    $  (669,861)   $(1,670,216)
                                 ===========    ===========    ===========    ===========


   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


4. Additional Information

   Additional information, including the audited March 30, 2001 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2001 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2001, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2001, Registrant received cash from interest revenue and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $43,000 during the six months ended September 29, 2001 (which includes a net unrealized gain on investments in bonds of approximately $65,000, amortization of net premium on investments in bonds of approximately $2,000 and accretion of zero coupon bonds of approximately $43,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2001 of $349,545 and cash distributions received from Local Partnerships of $5,779 (exclusive of distributions of $9,706 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $1,020,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of September 29, 2001.

Results of Operations
---------------------

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

Registrant's operations for the three months ended September 29, 2001 and 2000 resulted in net losses of $236,247 and $219, 738, respectively. The Local Partnerships' net loss of approximately $926,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $2,834,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,720,000 and approximately $1,040,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $670,000 for the three months ended June 30, 2000 was attributable to rental and other revenue of approximately $2,854,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,514,000 and approximately $1,010,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the six months ended September 29, 2001 and 2000 resulted in net losses of $499,906 and $498,724, respectively. The Local Partnerships' net loss of approximately $1,786,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $5,619,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,348,000 and approximately $2,057,000 of depreciation and

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

amortization expense. The Local Partnerships' net loss of approximately $1,670,000 for the six months ended June 30, 2000 was attributable to rental and other revenue of approximately $5,578,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,229,000 and approximately $2,019,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
         -----------------------------------------------------------------------

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of June 30, 2001, Westminster was in default under the terms of its first mortgage. Effective October 2001, a workout agreement was reached, under which all arrearages were added to the mortgage balance and all future payments are only due to the extent of the net cash flow of the property. Westminster incurred an operating deficit of approximately $14,000 for the six months ended June 30, 2001, which amount includes a provision for replacement reserve deposits of $1,184 per month, but which does not include a provision for any debt service. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $344,000 as of June 30, 2001 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $25,000 for the six months ended June 30, 2001. Fulton Street will have generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $159,000 for the six months ended June 30, 2001, which includes property management fees of approximately $43,000. Payments on the mortgage are current; the Property does not incur real estate taxes. Sydney Engel withdrew approximately $61,000 from its operating reserve during the six months ended June 30, 2001. Such reserve has a balance of approximately $183,000 as of June 30, 2001. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel will have generated approximately $14.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City incurred an operating deficit of approximately $10,000 for the six months ended June 30, 2001, which includes property management fees of approximately $3,000. Payments on the mortgage and real estate taxes are current. Orange City will have generated approximately $2.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.


Item 3.  Quantitative and Qualitative Disclosure about Market Risk
         ---------------------------------------------------------

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date. Since Registrant's investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION
                                     -----------------

Item 1.   Legal Proceedings
          -----------------

          Registrant is not aware of any material legal proceedings.

Item 2.   Changes in Securities
          ---------------------

          None

Item 3.   Defaults Upon Senior Securities
          -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None

Item 5.   Other Information
          -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------

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


                                    AMERICAN TAX CREDIT PROPERTIES III L.P.
                                    (a Delaware limited partnership)

                                    By:  Richman Tax Credit Properties III L.P.,
                                         General Partner

                                    By:  Richman Housing Credits Inc.,
                                         general partner


Dated: November 13, 2001            /s/ Richard Paul Richman
                                    -----------------------------------------
                                    by: Richard Paul Richman
                                        President, Chief Executive
                                        Officer and Director of the
                                        general partner of the
                                        General Partner


Dated: November 13, 2001            /s/ Neal Ludeke
                                    -----------------------------------------
                                    by: Neal Ludeke
                                        Vice President and
                                        Treasurer of the general partner
                                        of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)