Form 10-Q
period 2001-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2002-02-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            -----------------------

                                    FORM 10-Q

                                   (Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2001
                               -----------------

                                      OR

[   ] TRANSITION   REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
 ---  SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217
                                                 -------


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-3545006
-------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                               06830
---------------------------------------                            ----------
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

     Balance Sheets..........................................................3

     Statements of Operations................................................4

     Statements of Cash Flows................................................5

     Notes to Financial Statements...........................................7


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                December 30,   March 30,
                                                        Notes      2001          2001
                                                        -----   -----------    --------
            ASSETS

Cash and cash equivalents                                      $   181,097    $   543,718
Investments in bonds                                      2      3,011,035      2,951,695
Investment in local partnerships                          3      2,493,638      2,987,706
Interest receivable                                                 33,904         29,375
                                                               -----------    -----------

                                                               $ 5,719,674    $ 6,512,494
                                                               ===========    ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                        $ 1,065,623    $ 1,182,966
  Payable to general partner and affiliates                      1,567,807      1,507,546
  Other                                                                             2,200
                                                               -----------    -----------

                                                                 2,633,430      2,692,712
                                                               -----------    -----------

Partners' equity (deficit)

  General partner                                                 (285,282)      (277,969)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                             3,286,631      4,010,666

  Accumulated other comprehensive income, net             2         84,895         87,085
                                                               -----------    -----------

                                                                 3,086,244      3,819,782
                                                               -----------    -----------
                                                               $ 5,719,674    $ 6,512,494
                                                               ===========    ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                            Three Months  Nine Months    Three Months   Nine Months
                                               Ended        Ended           Ended         Ended
                                            December 30,  December 30,   December 30,  December 30,
                                     Notes     2001          2001           2000          2000
                                     -----  -----------   -----------    -----------   -----------
REVENUE

Interest                                    $  50,984    $ 157,884       $  58,617      $ 174,193
Other income from local
partnerships                           3        1,785       11,491           1,785          3,365
                                            ---------    ---------       ---------      ---------

TOTAL REVENUE                                  52,769      169,375          60,402        177,558
                                            ---------    ---------       ---------      ---------


EXPENSES

Administration fees                            57,643      172,929          57,643        172,929
Management fees                                57,643      172,929          57,643        172,929
Professional fees                              24,740       53,037          13,417         36,406
Printing, postage and other                     5,441       13,539           2,873         13,157
                                            ---------    ---------       ---------      ---------

TOTAL EXPENSES                                145,467      412,434         131,576        395,421
                                            ---------    ---------       ---------      ---------

Loss from operations                          (92,698)    (243,059)        (71,174)      (217,863)

Equity in loss of investment
  in local partnerships                3     (138,744)    (488,289)       (126,502)      (478,537)
                                            ---------    ---------       ---------      ---------

NET LOSS                                     (231,442)    (731,348)       (197,676)      (696,400)

Other comprehensive income
  (loss)                               2      (67,655)      (2,190)        103,013        135,282
                                            ---------    ---------       ---------      ---------

COMPREHENSIVE LOSS                          $(299,097)   $(733,538)      $ (94,663)     $(561,118)
                                            =========    =========       =========      =========
NET LOSS ATTRIBUTABLE TO

  General partner                           $  (2,314)   $  (7,313)      $  (1,977)     $  (6,964)
  Limited partners                           (229,128)    (724,035)       (195,699)      (689,436)
                                            ---------    ---------       ---------      ---------
                                            $(231,442)   $(731,348)      $(197,676)     $(696,400)
                                            =========    =========       =========      =========

NET LOSS per unit of limited
  partnership interest
  (35,883 units of limited
  partnership interest)                     $   (6.39)   $  (20.18)      $   (5.45)     $  (19.21)
                                            =========    =========       =========      =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                      2001          2000
                                                   ---------    ----------

    CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                  $  91,825    $ 107,733
Cash used for local partnerships for deferred         (2,200)      (4,750)
expenses
Cash paid for
   administration fees                              (268,597)     (93,250)
   management fees                                  (133,000)     (75,000)
   professional fees                                 (53,037)     (46,837)
   printing, postage and other expenses              (14,882)     (13,157)
                                                   ---------    ---------

Net cash used in operating activities               (379,891)    (125,261)
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in bonds (including accrued interest
of $14,838)                                                      (610,910)
Cash distributions from local partnerships            17,270        6,623
Maturities/redemptions of bonds                                    22,313
                                                   ---------    ---------

Net cash provided by (used in) investing
activities                                            17,270     (581,974)
                                                   ---------    ---------

Net decrease in cash and cash equivalents
                                                    (362,621)    (707,235)

Cash and cash equivalents at beginning of period     543,718      873,709
                                                   ---------    ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD         $ 181,097    $ 166,474
                                                   =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds,
net                                                $  (2,190)   $ 135,282
                                                   =========    =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                         2001          2000
                                                      ---------    -----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                              $(731,348)   $(696,400)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
   partnerships                                         488,289      478,537
  Distributions from local partnerships classified
   as other income                                      (11,491)      (3,365)
  Amortization of net premium on investments in
   bonds                                                  3,635        6,665
  Accretion of zero coupon bonds                        (65,165)     (65,165)
  Increase in interest receivable                        (4,529)      (7,960)
  Decrease in accounts payable and accrued expenses    (117,343)     (10,431)
  Decrease in other liabilities                          (2,200)      (4,750)
  Increase in payable to general partner and
   affiliates                                            60,261      177,608
                                                      ---------    ---------
NET CASH USED IN OPERATING ACTIVITIES                 $(379,891)   $(125,261)
                                                      =========    =========



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2001
                                   (UNAUDITED)

1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2001 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2001 are not necessarily indicative of the results that may be expected for the entire year.

   Certain prior period Local Partnership balances in Note 3 have been reclassified to conform to the current period presentation.


2. Investments in Bonds

   As of December 30, 2001, certain information concerning investments in bonds is as follows:


                                                 Gross            Gross
                                 Amortized     unrealized       unrealized    Estimated
   Description and maturity         cost          gains           losses      fair value
   ------------------------         ----          -----           ------      ----------

Corporate debt securities
  Within one year                 $   100,225   $      --      $      (225)   $   100,000
  After one year through
   five years                         998,110        36,988           --        1,035,098
  After five years through
  ten years                           504,357        22,492         (3,031)       523,818
                                 ------------   -----------    -----------    -----------

                                    1,602,692        59,480         (3,256)     1,658,916
                                 ------------   -----------    -----------    -----------

U.S. Treasury debt securities
  After five years through
  ten years                         1,323,448        28,671           --        1,352,119
                                 ------------   -----------    -----------    -----------

                                 $  2,926,140   $    88,151    $    (3,256)   $ 3,011,035
                                 ============   ===========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476. As of September 30, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $84,646,000 and accrued interest payable on such loans totaling approximately $3,499,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2001, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March
      30, 2001                                                  $2,987,706

      Equity in loss of investment in local
      partnerships                                                (488,289) *

      Cash distributions received from Local
        Partnerships                                               (17,270)

      Cash distributions from Local Partnerships
        classified as other income                                  11,491
                                                                ----------
      Investment in local partnerships as of December
      30, 2001                                                  $2,493,638
                                                                ==========

   * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,841,021 for the nine months ended September 30, 2001 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2001 and December 31, 2000 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 and 2000 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2001 and December 31, 2000 are as follows:

                                                     September 30   December 31,
                                                         2001          2000
                                                     ------------   -----------
   ASSETS

Cash and cash equivalents                           $  1,083,175   $  1,358,025
Rents receivable                                         427,529        400,684
Escrow deposits and reserves                           5,448,520      4,915,062

Land                                                   3,910,215      3,910,215

Buildings and improvements (net of accumulated
  depreciation of $42,106,751 and $39,068,817)        71,761,535     74,658,814

Intangible assets (net of accumulated amortization
  of $503,268 and $472,905)                              598,670        629,033
Other assets                                           1,100,002        948,134
                                                    ------------   ------------
                                                    $ 84,329,646   $ 86,819,967
                                                    ============   ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses             $  1,220,057   $    821,999
  Due to related parties                               4,932,067      5,021,176

  Mortgage loans
                                                      84,646,241     85,145,147
  Notes payable                                            3,278          9,850
  Accrued interest                                     3,498,882      3,203,151

  Other liabilities                                      635,136        644,370
                                                    ------------   ------------

                                                      94,935,661     94,845,693
                                                    ------------   ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions        28,896,667     28,935,106
   Cumulative loss                                   (25,660,706)   (25,172,417)
                                                    ------------   ------------

                                                       3,235,961      3,762,689
                                                    ------------   ------------

  General partners and other limited partners
   Capital contributions, net of distributions          (257,452)      (223,032)

   Cumulative loss                                   (13,584,524)   (11,565,383)
                                                    ------------   ------------

                                                     (13,841,976)   (11,788,415)
                                                    ------------   ------------

                                                     (10,606,015)    (8,025,726)
                                                    ------------   ------------

                                                    $ 84,329,646   $ 86,819,967
                                                    ============   ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2001
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 and 2000 are as follows:


                                   Three Months    Nine Months    Three Months    Nine Months
                                      Ended           Ended          Ended           Ended
                                   September 30,   September 30,  September 30,   September 30,
                                       2001           2001           2000            2000
                                   ------------    ------------   ------------    ------------
   REVENUE

Rental                           $  2,741,464    $  8,190,222    $   2,792,44    $  8,119,256
Interest and other                    117,582         288,280          36,831         287,730

Total Revenue                       2,859,046       8,478,502       2,829,273       8,406,986

EXPENSES

Administrative                        499,303       1,612,202         532,593       1,630,058
Utilities                             228,200         912,560         230,423         821,834
Operating and maintenance             744,258       2,092,861         713,498       1,988,085
Taxes and insurance                   319,439         965,930         303,835         932,049
Financial                             777,814       2,334,082         795,951       2,433,138
Depreciation and amortization       1,011,331       3,068,297       1,012,152       3,031,217

Total Expenses                      3,580,345      10,985,932       3,588,452      10,836,381

NET LOSS                         $   (721,299)   $ (2,507,430    $   (759,179)   $ (2,429,395)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties
III L.P.                         $   (138,744)   $   (488,289)   $   (126,502)   $   (478,537)
General partners and other
  limited partners, which
  includes $523,575,
  $1,841,021, $493,597 and
  $1,765,266 of Partnership
  loss in excess of investment       (582,555)     (2,019,141)       (632,677)     (1,950,858)

                                 $   (721,299)   $ (2,507,430    $   (759,179)   $ (2,429,395)
                                 ============    ============    ============    ============

   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2001, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2001. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2001, Registrant received cash from interest revenue and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $303,000 during the nine months ended December 30, 2001 (which includes a net unrealized loss on investments in bonds of approximately $2,000, amortization of net premium on investments in bonds of approximately $4,000 and accretion of zero coupon bonds of approximately $65,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2001, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2001 of $488,289 and cash distributions received from Local Partnerships of $5,779 (exclusive of distributions of $11,491 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $1,020,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2001.

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

Registrant's operations for the three months ended December 30, 2001 and 2000 resulted in net losses of $231,442 and $197,676, respectively. Other comprehensive income (loss) for the three months ended December 30, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $(67,655) and $103,013, respectively.

The Local Partnerships' net loss of approximately $721,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $2,859,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,569,000 and approximately $1,011,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $759,000 for the three months ended September 30, 2000 was attributable to rental and other revenue of approximately $2,829,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,576,000 and approximately $1,012,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 2001 and 2000 resulted in net losses of $731,348 and $696,400, respectively. Other comprehensive income (loss) for the nine months ended December 30, 2001 and 2000 resulted from a net unrealized gain (loss) on investments in bonds of $(2,190) and $135,282, respectively.

The Local Partnerships' net loss of approximately $2,507,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $8,479,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,918,000 and approximately $3,068,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,429,000 for the nine months ended September 30, 2000 was attributable to rental and other revenue of approximately $8,407,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,805,000 and approximately $3,031,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2001, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of September 30, 2001, Westminster was in default under the terms of its first mortgage. In October 2001, a workout agreement was reached, in principle, under which all arrearages would be added to the mortgage balance and all future payments would be payable to the extent of the net cash flow of the property. As part of such workout, it is anticipated that Westminster would admit a new Local General Partner. The final terms of the workout remain pending as of February 13, 2002. There can be no assurance that the workout issues will be resolved and the mortgage remains in default without a formal forbearance. Westminster incurred an operating deficit of approximately $12,000 for the nine months ended September 30, 2001, which amount includes a provision for replacement reserve deposits of $1,184 per month, but which does not include a provision for any debt service. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $346,000 as of September 30, 2001 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $32,000 for the nine months ended September 30, 2001. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $111,000 for the nine months ended September 30, 2001, which includes property management fees of approximately $64,000. Payments on the mortgage are current; the Property does not incur real estate taxes. Sydney Engel withdrew approximately $61,000 from its operating reserve during the nine months ended September 30, 2001. Such reserve has a balance of approximately $183,000 as of September 30, 2001. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel generated approximately $14.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City incurred an operating deficit of approximately $14,000 for the nine months ended September 30, 2001, which includes property management fees of approximately $4,000. Payments on the mortgage and real estate taxes are current. Orange City generated approximately $2.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

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


Dated: February 13, 2002           /s/ Richard Paul Richman
                                   ----------------------------------------
                                   by: Richard Paul Richman
                                       President, Chief Executive
                                       Officer and Director of the
                                       general partner of the General Partner


Dated: February 13, 2002           /s/ Neal Ludeke
                                   ----------------------------------------
                                   by: Neal Ludeke
                                       Vice President and
                                       Treasurer of the general partner of the
                                       General Partner
                                       (Principal Financial and Accounting
                                       Officer of Registrant)