Form 10-K
period 2002-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2002-06-28
CIK 856135

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

FORM 10-K (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 2002
                                           --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _________ to _________

                                     0-19217
                            -----------------------
                            (Commission File Number)

                     American Tax Credit Properties III L.P.
                     ---------------------------------------
      (Exact name of registrant as specified in its governing instruments)

           Delaware                                            13-3545006
  ---------------------------                            -----------------------
 (State or other jurisdiction                               (I.R.S. Employer
       of organization)                                     Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                          06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (203) 869-0900
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

       None                                             None
----------------------               ------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)


Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days.                               Yes X     No___
                                                                   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                          X
                                                                   ---

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

Item 1.     Business
            --------

Formation
---------

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

Competition
-----------

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 31 of the Prospectus is incorporated herein by reference.

Employees
---------

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue
--------------------------------------------------------------------------------
Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
----------------------------------------------------------------------
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget
---------------------------------------------------------------------
Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief
------------------------------------------------------------------------------
Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community
----------------------------------------------------------------------------
Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation
-----------------------------------------------------------------------------
Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the
--------------------------------------------------------------------------------
"Tax Acts")
-----------

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

Item 2.     Properties
            ----------

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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


Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 7). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

            ----------------------


                                                                                        Mortgage
Name of Local Partnership                              Number                       loans payable as of   Subsidy
Name of apartment complex                            of rental       Capital           December 31,        (see
Apartment complex location                             units       contribution           2001           Footnotes)
--------------------------                           ---------     ------------     -------------------  ----------

April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico                                 48        $   485,581        $ 1,985,673           (1b&d)

Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                                        24            235,732          1,032,119           (1b&d)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi                                  16             95,412            464,082           (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                                  48            239,716          1,431,853           (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi                                 24            208,820            672,501           (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                                     66            668,172          2,636,764           (1b&d)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                       40            183,155          1,100,431           (1b&d)

Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan                              100          2,174,720          3,349,699           (1c)

Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey                                  59          4,204,576          5,008,787           (1a)

Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina                             33            278,405          1,248,204           (1b&d)

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania                               18            581,645            598,651           (1a&b)




Item 2.     Properties (continued)
            ----------------------


                                                                                        Mortgage
Name of Local Partnership                              Number                       loans payable as of   Subsidy
Name of apartment complex                            of rental       Capital           December 31,        (see
Apartment complex location                             units       contribution           2001           Footnotes)
--------------------------                           ---------     ------------     -------------------  ----------

Country View Apartments
Country View Apartments
Pembroke, Maine                                          16        $   279,183        $   932,315           (1b&d)

Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico                                41            422,929          1,873,153           (1b&d)

Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                                     72            631,404          3,177,251           (1b&d)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                                        24            156,261            684,342           (1b&d)

Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                                       35          1,948,081          3,869,930           (1a&b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina                                 34            322,074          1,418,244           (1b&d)

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                                       24            130,158            612,583           (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                                        30            284,218          1,263,287           (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                                  32            135,528 (2)        783,986           (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania                               40          1,809,723          2,351,775           (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                                         32            253,580          1,007,656           (1b&d)
Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                      24            123,799 (2)        754,841           (1b&d)




Item 2.     Properties (continued)
            ----------------------


                                                                                        Mortgage
Name of Local Partnership                              Number                       loans payable as of   Subsidy
Name of apartment complex                            of rental       Capital           December 31,        (see
Apartment complex location                             units       contribution           2001           Footnotes)
--------------------------                           ---------     ------------     -------------------  ----------

Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                                      40        $   314,865        $ 1,430,362           (1b&d)

Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                                              30            448,922          1,471,185           (1b&d)

Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                    48            284,847 (2)      1,870,929           (1b&d)

Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                                     28            213,402            923,166           (1b&d)

NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan                              168          2,372,292          3,958,572           (1a,b&g)

Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts                              28            302,575          1,461,265           (1b,d&f)

North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi                                18            146,565            482,888           (1b&d)

Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                                        32            456,090            433,606           (1a)

Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico                                     66            630,570          2,510,534           (1b&d)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                      40            191,512 (2)      1,139,573           (1b)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                               29            597,050 (2)      1,543,391           (1b&e)

Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania                               24            208,465            893,214           (1b&d)

Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                                         87            751,560          3,291,361           (1b&d)




Item 2.     Properties (continued)
            ----------------------


                                                                                        Mortgage
Name of Local Partnership                              Number                       loans payable as of   Subsidy
Name of apartment complex                            of rental       Capital           December 31,        (see
Apartment complex location                             units       contribution           2001           Footnotes)
--------------------------                           ---------     ------------     -------------------  ----------

Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina                                52        $ 1,088,667        $ 1,707,117           (1b)

Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates)
The Castle
New York, New York                                      224          3,201,874         16,949,953           (1b)

Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania                             36            371,589          1,439,891           (1b)

Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi                                24            191,695            843,113           (1b&d)

Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania                                 36            360,859          1,475,235           (1b)
West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi                                28            230,212            754,159           (1b&d)

Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania                               42          1,047,993          1,607,972           (1a&b)
                                                                   -----------        -----------
                                                                   $29,264,476        $84,445,613
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


Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.      Market for Registrant's Common Equity and Related Security Holder
             Matters
             -----------------------------------------------------------------

Market Information and Holders
------------------------------

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2002 was approximately 1,609, holding 35,883 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2002 and 2001.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2001 and 2000 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2001 are as follows:


                                                     Low-income
                                                     Tax Credits
                                                     -----------

               Tax year ended December 31, 2001        $ 87.38
               Tax year ended December 31, 2000        $147.07

               Cumulative totals                     $1,533.61

Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant expects to generate total Low-income Tax Credits from investments in Local Partnerships of approximately $1,550 per Unit through December 31, 2003.

Item 6.      Selected Financial Data
             -----------------------

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                          Years Ended March 30,
                                           ---------------------------------------------------------------------------------
                                                2002              2001            2000             1999            1998
                                           -------------     ------------     ------------     ------------     ------------

Interest and other revenue                  $    215,927     $    235,418     $    247,106     $    252,224     $    257,645
                                            ============     ============     ============     ============     ============

Equity in loss of investment in local
   partnerships                             $ (1,193,807)    $ (1,228,135)    $ (1,764,816)    $ (2,453,590)    $ (2,358,431)
                                            ============     ============     ============     ============     ============

Net loss                                    $ (1,509,355)    $ (1,519,430)    $ (2,035,647)    $ (2,756,082)    $ (2,649,323)
                                            ============     ============     ============     ============     ============

Net loss per unit of limited
   partnership interest                     $     (41.64)    $     (41.92)    $     (56.16)    $     (76.04)    $     (73.09)
                                            ============     ============     ============     ============     ============


                                                                          Years Ended March 30,
                                           ---------------------------------------------------------------------------------
                                                2002              2001            2000             1999            1998
                                           -------------     ------------     ------------     ------------     ------------

Total assets                                $  4,744,278     $  6,512,494     $  7,579,955     $  9,511,546     $ 12,106,269
                                            ============     ============     ============     ============     ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
             ---------------------------------------------------------------

Capital Resources and Liquidity
-------------------------------

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

As of March 30, 2002, Registrant has cash and cash equivalents and investments in bonds totaling $2,929,169, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2002, Registrant's investments in bonds represent corporate bonds of $1,538,833 and U.S. Treasury debt securities of $1,338,440 with various maturity dates ranging from 2003 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2002, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $566,000 during the year ended March 30, 2002 (which includes a net unrealized loss on investments in bonds of approximately $55,000, the amortization of net premium on investments in bonds of approximately $6,000 and the accretion of zero coupon bonds of approximately $86,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2001 of $1,193,807 (including an adjustment to Registrant's carrying value of its investment in three Local Partnerships of $634,429 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $6,529 (exclusive of distributions from Local Partnerships of $11,491 classified as other income). Payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2002 represents accrued management and administration fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
             ---------------------------------------------------------------

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2002, 2001 and 2000 resulted in net losses of $1,509,355, $1,519,430, and $2,035,647, respectively. The decrease in net loss from fiscal 2000 to fiscal 2001 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $537,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during the each of the three years ended March 30, 2002 as reflected in Note 5 to the financial statements and (ii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $3,262,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,125,000 and interest on non-mandatory debt of approximately $356,000, and does not include required principal payments on permanent mortgages of approximately $722,000. The Local Partnerships' net loss of approximately $3,365,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $4,088,000 and interest on non-mandatory debt of approximately $357,000, and does not include principal payments on permanent mortgages of approximately $667,000. The Local Partnerships' net loss of approximately $3,356,000 for the year ended December 31, 1999 includes depreciation and amortization expense of approximately $4,046,000, interest on non-mandatory debt of approximately $353,000, and does not include principal payments on permanent mortgages of approximately $585,000.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2001, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
             ---------------------------------------------------------------

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of
Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2001, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $317,000 as of December 31, 2001 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $47,000 for the year ended December 31, 2001. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2001. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of December 31, 2001, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over three years in arrears as of June 2002. In October 2001, a workout agreement was reached, in principle, under which all arrearages would be added to the mortgage balance and all future payments would be payable to the extent of the net cash flow of the property. As part of such workout, it is anticipated that Westminster would admit a new Local General Partner. The final terms of the workout remain pending as of June 2002. There can be no assurance that the workout issues will be resolved and the mortgage remains in default without a formal forbearance. Westminster incurred an operating deficit of approximately $93,000 for the year ended December 31, 2001, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City incurred an operating deficit of approximately $16,000 for the year ended December 31, 2001, which includes property management fees of approximately $6,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $2.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
             ---------------------------------------------------------------

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $194,000 for the year ended December 31, 2001, which includes property management fees of approximately $95,000. Payments on the mortgage are current and the Property does not incur real estate taxes. Sydney Engel withdrew approximately $61,000 from its operating reserve during the year ended December 31, 2001. Such reserve has a balance of approximately $183,000 as of December 31, 2001. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel generated approximately $14.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Inflation
---------

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Critical Accounting Policies and Estimates
------------------------------------------

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

          o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant cannot control the operations of a Local Partnership.

          o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.


Recent Accounting Pronouncement Not Yet Adopted
-----------------------------------------------

In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. Registrant does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


Item 7a.  Quantitative and Qualitative Disclosure About Market Risk
          ---------------------------------------------------------

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 8.     Financial Statements and Supplementary Data
            -------------------------------------------

                             Table of Contents                             Page
                             -----------------                             ----

Independent Auditors' Report.................................................15

Balance Sheets...............................................................16

Statements of Operations.....................................................17

Statements of Changes in Partners' Equity (Deficit)..........................18

Statements of Cash Flows.....................................................19

Notes to Financial Statements................................................21



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Partners
American Tax Credit Properties III L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 2002 and 2001, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2002. These financial statements are the responsibility of the partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2002 and 2001, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 21, 2002


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2002 AND 2001


                                                       Notes      2002           2001
                                                       -----   -----------   ------------
ASSETS

Cash and cash equivalents                               3,9    $    51,896    $   543,718
Investments in bonds                                    4,9      2,877,273      2,951,695
Investment in local partnerships                        5,8      1,787,370      2,987,706
Interest receivable                                       9         27,739         29,375
                                                               -----------    -----------

                                                               $ 4,744,278    $ 6,512,494
                                                               ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                   8    $   950,974    $ 1,182,966
  Payable to general partner and affiliate              6,8      1,538,043      1,507,546
  Other liabilities                                                                 2,200
                                                               -----------    -----------

                                                                 2,489,017      2,692,712
                                                               -----------    -----------

Commitments and contingencies                             8

Partners' equity (deficit)                              2,4

  General partner                                                 (293,063)      (277,969)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                             2,516,405      4,010,666
  Accumulated other comprehensive income, net                       31,919         87,085
                                                               -----------    -----------

                                                                 2,255,261      3,819,782
                                                               -----------    -----------

                                                               $ 4,744,278    $ 6,512,494
                                                               ===========    ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000


                                       Notes                 2002              2001               2000
                                       -----             -----------        -----------        ------------
REVENUE

Interest                                                 $   204,436        $   226,667        $   225,013
Other income from local partnerships                          11,491              8,751             22,093
                                                         -----------        -----------        -----------

TOTAL REVENUE                                                215,927            235,418            247,106
                                                         -----------        -----------        -----------

EXPENSES

Administration fees                       8                  230,571            230,571            230,571
Management fees                         6,8                  230,571            230,571            230,571
Professional fees                                             53,037             47,601             38,741
Printing, postage and other                                   17,296             17,970             18,054
                                                         -----------        -----------        -----------

TOTAL EXPENSES                                               531,475            526,713            517,937
                                                         -----------        -----------        -----------

Loss from operations                                        (315,548)          (291,295)          (270,831)

Equity in loss of investment in           5
  local partnerships                                      (1,193,807)        (1,228,135)        (1,764,816)
                                                         -----------        -----------        -----------

NET LOSS
                                                          (1,509,355)        (1,519,430)        (2,035,647)

Other comprehensive income (loss)         4                  (55,166)           194,488           (152,587)
                                                         -----------        -----------        -----------

COMPREHENSIVE LOSS                                       $(1,564,521)       $(1,324,942)       $(2,188,234)

NET LOSS ATTRIBUTABLE TO                  2

  General partner                                        $   (15,094)       $   (15,194)       $   (20,356)
  Limited partners                                        (1,494,261)        (1,504,236)        (2,015,291)
                                                         -----------        -----------        -----------

                                                         $(1,509,355)       $(1,519,430)       $(2,035,647)
                                                         ===========        ===========        ===========

NET LOSS per unit of limited partnership
  Interest (35,883 units of limited
  partnership interest)                                  $    (41.64)       $    (41.92)       $    (56.16)
                                                         ===========        ===========        ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000


                                                                                         Accumulated Other
                                                       General            Limited          Comprehensive
                                                       Partner            Partners       Income (Loss), Net      Total
                                                     ------------       -----------      ------------------   -----------

Partners' equity (deficit), March 30, 1999           $  (242,419)       $ 7,530,193        $    45,184        $ 7,332,958

Net loss                                                 (20,356)        (2,015,291)                           (2,035,647)

Other comprehensive loss, net                                                                 (152,587)          (152,587)
                                                     -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2000              (262,775)         5,514,902           (107,403)         5,144,724

Net loss                                                 (15,194)        (1,504,236)                           (1,519,430)

Other comprehensive income, net                                                                194,488            194,488
                                                     -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2001              (277,969)         4,010,666             87,085          3,819,782

Net loss                                                 (15,094)        (1,494,261)                           (1,509,355)

Other comprehensive loss, net                                                                  (55,166)           (55,166)
                                                     -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2002           $  (293,063)       $ 2,516,405        $    31,919        $ 2,255,261
                                                     ===========        ===========        ===========        ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000


                                                                     2002             2001              2000
                                                                  ----------        ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                                 $ 125,328         $ 153,508         $ 156,395
Cash used for local partnerships for deferred
  expenses                                                           (2,200)           (4,750)           (4,750)
Cash paid for
   administration fees                                             (388,645)         (100,000)         (100,435)
   management fees                                                 (274,000)         (100,000)         (100,000)
   professional fees                                                (53,037)          (47,601)          (38,741)
   printing, postage and other expenses                             (17,288)          (16,881)          (17,368)
                                                                  ---------         ---------         ---------

Net cash used in operating activities                              (609,842)         (115,724)         (104,899)
                                                                  ---------         ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                           18,020            29,578            53,001
Maturity/redemption and sale of bonds                               100,000           367,065           357,994
Investment in bonds (includes accrued
  interest of $14,838)                                                               (610,910)
                                                                  ---------         ---------         ---------

Net cash provided by (used in) investing
  activities                                                        118,020          (214,267)          410,995
                                                                  ---------         ---------         ---------

Net increase (decrease) in cash and cash
  equivalents                                                      (491,822)         (329,991)          306,096

Cash and cash equivalents at beginning of year                      543,718           873,709           567,613
                                                                  ---------         ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                          $  51,896         $ 543,718         $ 873,709
                                                                  =========         =========         =========

Significant Non-Cash Investing Activities

Unrealized gain (loss) on investments in
  bonds, net                                                      $ (55,166)        $ 194,488         $(152,587)
                                                                  =========         =========         =========

---------------------------------------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 20.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2002, 2001 AND 2000


                                                                2002               2001              2000
                                                            ------------       ------------       -----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES

Net loss                                                    $(1,509,355)       $(1,519,430)       $(2,035,647)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local
     partnerships                                             1,193,807          1,228,135          1,764,816
   Distributions from local partnerships                        (11,491)            (8,751)           (22,093)
   classified as other income
   Loss on redemption and sale of bonds                                              4,167
   Amortization of net premium on investments
     in bonds                                                     5,747              7,074             13,207
   Accretion of zero coupon bonds                               (86,491)           (86,491)           (86,728)
   Decrease in interest receivable                                1,636              2,091              4,903
   Increase in payable to general partner and
     affiliates                                                  30,497            261,142            185,219
   Increase (decrease) in accounts payable and
     accrued expenses                                          (231,992)             1,089             76,174
   Decrease in other liabilities                                 (2,200)            (4,750)            (4,750)
                                                            -----------        -----------        -----------
NET CASH USED IN OPERATING ACTIVITIES                       $  (609,842)       $  (115,724)       $  (104,899)
                                                            ===========        ===========        ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2002, 2001 AND 2000

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

     Basis of Accounting and Fiscal Year
     -----------------------------------

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

     Investment in Local Partnerships
     --------------------------------

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

     The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

     Use of Estimates
     ----------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents
     -------------------------

     The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

     Income Taxes
     ------------

     No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

   Investments in Bonds
   --------------------

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

   Reclassifications
   -----------------

   Certain prior year amounts have been reclassified to conform to the current year presentation.

   Recent Accounting Pronouncement Not Yet Adopted
   -----------------------------------------------

   In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. SFAS No. 144 supersedes and provides additional clarification under the guidelines established by SFAS No. 121. The Partnership does not anticipate that the adoption of SFAS No. 144 will have a material impact on its financial statements.


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


3. Cash and Cash Equivalents

   As of March 30, 2002, the Partnership has cash and cash equivalents of $51,896 that are deposited in interest bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


4.   Investments in Bonds

     The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

     As of March 30, 2002, certain information concerning investments in bonds is as follows:


                                                              Gross             Gross          Estimated
                                            Amortized       unrealized        unrealized         fair
     Description and maturity                 cost            gains             losses           value
     ------------------------             -----------      -----------       ------------     ----------

Corporate debt securities
  Within one year                         $   199,466      $     6,848       $      --        $   206,314
  After one year through five years           797,906           19,896              --            817,802
  After five years through ten years          504,386           14,820            (4,489)         514,717
                                          -----------      -----------       -----------      -----------

                                            1,501,758           41,564            (4,489)       1,538,833

U.S. Treasury debt securities
  After five years through ten years        1,343,596              335            (5,491)       1,338,440
                                          -----------      -----------       -----------      -----------

                                          $ 2,845,354      $    41,899       $    (9,980)     $ 2,877,273
                                          ===========      ===========       ===========      ===========


As of March 30, 2001, certain information concerning investments in bonds is as follows:


                                                              Gross             Gross           Estimated
                                            Amortized       unrealized        unrealized          fair
     Description and maturity                 cost            gains             losses            value
     ------------------------             -----------      -----------        -----------      ----------

Corporate debt securities
  Within one year                          $   100,900      $       444       $      --        $   101,344
  After one year through five years            997,620           22,588              --          1,020,208
  After five years through ten years           504,201           23,449            (2,945)         524,705
                                           -----------      -----------       -----------      -----------
                                             1,602,721           46,481            (2,945)       1,646,257

U.S. Treasury debt securities
  After five years through ten years         1,261,889           43,549              --          1,305,438
                                           -----------      -----------       -----------      -----------

                                           $ 2,864,610      $    90,030       $    (2,945)     $ 2,951,695
                                           ===========      ===========       ===========      ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships

     As of March 30, 2002, the Partnership owns a limited partnership interest in the following Local Partnerships:

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

*An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000

5.....Investment in Local Partnerships (continued)

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


   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid as of March 30, 2002. As of December 31, 2001, the Local Partnerships have outstanding mortgage loans payable totaling approximately $84,446,000 and accrued interest payable on such loans totaling approximately $3,621,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note
   1). The amount of such excess losses applied to other partners' capital was $2,444,940, $2,468,205 and $1,599,522 for the years ended December 31, 2001,
   2000 and 1999, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

   As of December 31, 2001, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over three years in arrears as of June 2002. In October 2001, a workout agreement was reached, in principle, under which all arrearages would be added to the mortgage balance and all future payments would be payable to the extent of the net cash flow of the property. As part of such workout, it is anticipated that Westminster would admit a new Local General Partner. The final terms of the workout remain pending as of June 2002. There can be no assurance that the workout issues will be resolved and the mortgage remains in default without a formal forbearance.

   As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see
   Note 1), the Partnership reduced its investment in Justin, Orange City and Summerfield by $234,362, $194,862 and $205,205, respectively, for the year ended March 30, 2002 and by $230,000, $155,000 and $186,000, respectively, for the year ended March 30, 2001, and in Justin and Summerfield by $60,000 and $166,000, respectively, for the year ended March 30, 2000. Such losses are included in equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

   The combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2001, 2000 and 1999 are reflected on pages 26 and 27, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of December 31, 2001 and 2000 are as follows:

                                                       2001            2000
                                                   ------------    ------------
    ASSETS

Cash and cash equivalents                          $  1,315,560    $  1,358,025
Rents receivable                                        436,887         400,684
Escrow deposits and reserves                          5,116,763       4,915,062
Land                                                  3,910,215       3,910,215
Buildings and improvements (net of
  accumulated depreciation of $43,134,422 and
  $39,068,817)                                       71,063,036      74,658,814
Intangible assets (net of accumulated
  amortization of $461,704 and $472,905)                587,246         629,033
Other                                                   952,741         948,134
                                                   ------------    ------------

                                                   $ 83,382,448    $ 86,819,967
                                                   ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses            $    971,643    $    821,999
  Due to related parties                              5,021,765       5,021,176
  Mortgage loans                                     84,445,613      85,145,147
  Notes payable                                                           9,850
  Accrued interest                                    3,620,621       3,203,151
  Other                                                 673,666         644,370
                                                   ------------    ------------

                                                     94,733,308      94,845,693
                                                   ------------    ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions       28,894,128      28,935,106

   Cumulative loss                                  (25,731,795)    (25,172,417)
                                                   ------------    ------------

                                                      3,162,333       3,762,689
                                                   ------------    ------------

  General partners and other limited partners
   Capital contributions, net of distributions         (245,667)       (223,032)
   Cumulative loss                                  (14,267,526)    (11,565,383)
                                                   ------------    ------------

                                                    (14,513,193)    (11,788,415)
                                                   ------------    ------------

                                                    (11,350,860)     (8,025,726)
                                                   ------------    ------------

                                                   $ 83,382,448    $ 86,819,967
                                                   ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the years ended December 31, 2001, 2000 and 1999 are as follows:


                                              2001                 2000                 1999
                                           ------------         ------------         ------------

    REVENUE

Rental                                     $ 10,917,485         $ 10,778,097         $ 10,621,830
Interest and other                              376,528              400,732              427,800
                                           ------------         ------------         ------------
Total Revenue
                                             11,294,013           11,178,829           11,049,630
                                           ------------         ------------         ------------

EXPENSES

Administrative                                2,305,944            2,400,469            2,169,727
Utilities                                     1,223,442            1,080,099            1,052,458
Operating and maintenance                     2,511,755            2,552,119            2,580,230
Taxes and insurance                           1,273,886            1,237,907            1,246,212
Financial                                     3,115,247            3,185,319            3,311,308
Depreciation and amortization                 4,125,260            4,088,150            4,045,640
                                           ------------         ------------         ------------

Total Expenses
                                             14,555,534           14,544,063           14,405,575
                                           ------------         ------------         ------------

NET LOSS                                   $ (3,261,521)        $ (3,365,234)        $ (3,355,945)
                                           ============         ============         ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit                      $   (559,378)        $   (657,135)        $ (1,538,816)
  Properties III L.P.
  General partners and other
    limited partners, which includes
    $2,444,940, $2,468,205 and
    $1,599,522 of Partnership
    loss in excess of investment             (2,702,143)          (2,708,099)          (1,817,129)
                                           ------------         ------------         ------------

                                           $ (3,261,521)        $ (3,365,234)        $ (3,355,945)
                                           ============         ============         ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2002 is as follows:

                                                                                                             Cash
                                                                                                         distributions
                                                              Partnership's                     Cash       classified
                                               Investment      equity in     Adjustment to  distributions   as other    Investment
                                                in Local      income (loss)  carrying value   received   income during   in Local
                                               Partnership      for the       during the     during the    the year    Partnership
                                              balance as of    year ended     year ended     year ended     ended     balance as of
                                                March 30,     December 31,    March 30,       March 30,    March 30,    March 30,
Name of Local Partnership                         2001           2001           2002            2002         2002         2002
--------------------------------------        -------------- -------------  --------------- ------------- ----------- -------------

April Gardens Apartments II Limited
  Partnership                                  $      --      $      --   (2) $     --      $      (960)   $       960   $      --
Ashland Park Apartments, L.P.                         --             --   (2)       --             --             --            --
Auburn Family, L.P.                                  8,160         (8,160)(1)       --             --             --            --
Batesville Family, L.P.                               --             --   (2)       --             (390)           390          --
Bay Springs Elderly, L.P.                           11,177        (11,177)(1)       --             --             --            --
Brisas del Mar Apartments Limited
  Partnership                                         --             --   (2)       --           (1,320)         1,320          --
Bruce Housing Associates, L.P.                        --             --   (2)       --             --             --            --
Carrington Limited Dividend Housing
  Association Limited Partnership                  610,103       (148,346)          --             --             --         461,757
Chestnut Park Associates, L.P.                        --             --   (2)       --             --             --            --
Chowan Senior Manor Associates Limited
  Partnership                                         --             --   (2)       --           (1,580)         1,580          --
Christian Street Commons Associates                   --             --   (2)       --             --             --            --
Country View Apartments                             81,954        (34,146)          --             (750)          --          47,058
Desarrollos de Belen Limited Partnership              --             --   (2)       --             --             --            --
Desarrollos de Emaus Limited Partnership              --             --   (2)       --             --             --            --
Ellinwood Heights Apartments, L.P.                  14,394          6,212           --             --             --          20,606
Fulton Street Houses Limited Partnership              --             --   (2)       --             --             --            --
Hayes Run Limited Partnership                         --             --   (2)       --           (1,785)         1,785          --
Howard L. Miller Sallisaw Apartments II,
  L.P                                                8,284         (4,169)          --             --             --           4,115
Hurlock Meadow Limited Partnership                    --             --   (2)       --             --             --            --
Ivy Family, L.P.                                      --             --   (2)       --             --             --            --
Justin Associates                                  368,047       (133,685)      (234,362)          --             --            --
LaBelle Commons, Ltd.                                 --             --   (2)       --             --             --
Lawrence Road Properties, Ltd.                        --             --   (2)       --             (565)           565          --
Loma Del Norte Limited Partnership                  31,623        (18,403)          --           (4,000)          --           9,220
Long Reach Associates Limited Partnership           35,757        (35,757)          --             --             --
Mirador del Toa Limited Partnership                   --             --   (2)       --             (572)           572          --
Moore Haven Commons, Ltd.                             --             --   (2)       --             --             --            --
NP-89 Limited Dividend Housing Association
   Limited Partnership                           1,150,934        (67,701)          --             --             --       1,083,233
Nash Hill Associates, Limited Partnership           81,001        (38,220)          --             --             --          42,781
North Calhoun City, L.P.                            41,469         (4,457)          --             --             --          37,012
Orange City Plaza, Limited Partnership             211,001        (16,139)      (194,862) (3)      --             --            --
Puerta del Mar Limited Partnership                    --             --   (2)       --           (1,320)         1,320          --
Purvis Heights Properties, L.P.                     45,979        (11,304)          --           (1,779)          --          32,896
Queen Lane Investors                                  --             --   (2)       --           (2,999)         2,999          --
Somerset Manor, Ltd.                                  --             --   (2)       --             --             --            --
Sugar Cane Villas, Ltd.                               --             --   (2)       --             --             --            --
Summerfield Apartments Limited Partnership         228,444        (23,239)      (205,205) (3)      --             --            --
Sydney Engel Associates L.P.                          --             --   (2)       --             --             --            --
Union Valley Associates Limited Partnership           --             --   (2)       --             --             --            --
Walnut Grove Family, L.P.                             --             --   (2)       --             --             --            --
Waynesboro Apartments Limited Partnership             --             --   (2)       --             --             --            --
West Calhoun City, L.P.                             59,379        (10,687)          --             --             --          48,692
Westminster Apartments Limited Partnership            --             --   (2)       --             --             --            --
                                               -----------    -----------    -----------    -----------    -----------   -----------
                                               $ 2,987,706    $  (559,378)   $  (634,429)   $   (18,020)   $    11,491   $ 1,787,370
                                               ===========    ===========    ===========    ===========    ===========   ===========

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2001 is as follows:


                                                                                                              Cash
                                                                                                          distributions
                                                              Partnership's                     Cash       classified
                                               Investment      equity in     Adjustment to  distributions   as other    Investment
                                                in Local      income (loss)  carrying value   received   income during   in Local
                                               Partnership      for the       during the     during the     the year    Partnership
                                              balance as of    year ended     year ended     year ended      ended     balance as of
                                                March 30,     December 31,    March 30,       March 30,     March 30,    March 30,
Name of Local Partnership                         2001           2001           2002            2002          2002         2002
--------------------------------------        -------------- -------------  --------------- ------------- ----------- ------------

April Gardens Apartments II Limited
  Partnership                                  $      --      $      --   (2) $     --      $      --      $      --     $      --
Ashland Park Apartments, L.P.                         --             --   (2)       --             --             --            --
Auburn Family, L.P.                                 19,555        (11,395)          --             --             --           8,160
Batesville Family, L.P.                               --             --   (2)       --             --             --            --
Bay Springs Elderly, L.P.                           32,594        (21,417)          --             --             --          11,177
Brisas del Mar Apartments Limited
  Partnership                                         --             --   (2)       --             --             --            --
Bruce Housing Associates, L.P.                        --             --   (2)       --             --             --            --
Carrington Limited Dividend Housing
  Association Limited Partnership                  772,151       (162,048)          --             --             --         610,103
Chestnut Park Associates, L.P.                        --             --   (2)       --             --             --            --
Chowan Senior Manor Associates Limited
  Partnership                                         --             --   (2)       --           (1,580)         1,580          --
Christian Street Commons Associates                   --             --   (2)       --             --             --            --
Country View Apartments                            113,812        (31,108)          --             (750)          --          81,954
Desarrollos de Belen Limited Partnership              --             --   (2)       --             --             --            --
Desarrollos de Emaus Limited Partnership              --             --   (2)       --             --             --            --
Ellinwood Heights Apartments, L.P.                  10,648          3,746           --             --             --          14,394
Fulton Street Houses Limited Partnership            12,431        (12,431)(1)       --             --             --            --
Hayes Run Limited Partnership                         --             --   (2)       --           (1,785)         1,785          --
Howard L. Miller Sallisaw Apartments II,
  L.P                                               16,974         (7,250)          --           (1,440)          --           8,284
Hurlock Meadow Limited Partnership                    --             --   (2)       --           (1,764)         1,764          --
Ivy Family, L.P.                                      --             --   (2)       --             --             --            --
Justin Associates                                  722,439       (124,392)      (230,000) (3)      --             --         368,047
LaBelle Commons, Ltd.                                9,009         (9,009)(1)       --           (2,500)         2,500          --
Lawrence Road Properties, Ltd.                        --             --   (2)       --             --             --            --
Loma Del Norte Limited Partnership                  59,530        (27,907)          --             --             --          31,623
Long Reach Associates Limited Partnership           89,126        (53,369)          --             --             --          35,757
Mirador del Toa Limited Partnership                   --             --   (2)       --             --             --            --
Moore Haven Commons, Ltd.                             --             --   (2)       --             --             --            --
NP-89 Limited Dividend Housing Association
   Limited Partnership                           1,201,027        (40,093)          --          (10,000)          --       1,150,934
Nash Hill Associates, Limited Partnership          105,747        (21,109)          --           (3,637)          --          81,001
North Calhoun City, L.P.                            54,525        (13,056)          --             --             --          41,469
Orange City Plaza, Limited Partnership             372,067         (6,066)      (155,000) (3)      --             --         211,001
Puerta del Mar Limited Partnership                    --             --   (2)       --             --             --            --
Purvis Heights Properties, L.P.                     53,603         (7,624)          --             --             --          45,979
Queen Lane Investors                                64,360        (64,360)(1)       --             --             --            --
Somerset Manor, Ltd.                                  --             --   (2)       --           (1,122)         1,122          --
Sugar Cane Villas, Ltd.                               --             --   (2)       --             --             --            --
Summerfield Apartments Limited Partnership         440,299        (20,855)      (186,000) (3)    (5,000)          --         228,444
Sydney Engel Associates L.P.                          --             --   (2)       --             --             --            --
Union Valley Associates Limited Partnership         14,388        (14,388)(1)       --             --             --            --
Walnut Grove Family, L.P.                             --             --   (2)       --             --             --            --
Waynesboro Apartments Limited Partnership             --             --   (2)       --             --             --            --
West Calhoun City, L.P.                             72,383        (13,004)          --             --             --          59,379
Westminster Apartments Limited Partnership            --             --   (2)       --             --             --            --
                                               -----------    -----------    -----------    -----------    -----------   -----------
                                               $ 4,236,668    $  (657,135)   $  (571,000)   $   (29,578)   $     8,751   $ 2,987,706
                                               ===========    ===========    ===========    ===========    ===========   ===========

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                                  Mortgage                      Buildings and      Accumulated
       Name of Local Partnership                               loans payable        Land         improvements      depreciation
       -------------------------                              --------------   -------------    -------------     -------------

April Gardens Apartments II Limited Partnership               $   1,985,673    $      39,984    $   2,472,242     $  (1,102,091)
Ashland Park Apartments, L.P.                                     1,032,119           50,160        1,247,739          (502,430)
Auburn Family, L.P.                                                 464,082           20,000          562,144          (218,849)
Batesville Family, L.P.                                           1,431,853           52,000        1,816,601          (656,198)
Bay Springs Elderly, L.P.                                           672,501           38,000          846,080          (324,486)
Brisas del Mar Apartments Limited Partnership                     2,636,764          100,280        3,346,248        (1,491,564)
Bruce Housing Associates, L.P.                                    1,100,431           16,000        1,441,646          (622,106)
Carrington Limited Dividend Housing Association Limited
   Partnership                                                    3,349,699          200,000        6,524,793        (2,744,908)
Chestnut Park Associates, L.P.                                    5,008,787          781,700        8,654,778        (3,378,174)
Chowan Senior Manor Associates Limited Partnership                1,248,204           86,101        1,525,607          (612,810)
Christian Street Commons Associates                                 598,651             --              7,545              (811)
Country View Apartments                                             932,315           35,698        1,234,700          (314,237)
Desarrollos de Belen Limited Partnership                          1,873,153           96,190        2,533,351          (780,692)
Desarrollos de Emaus Limited Partnership                          3,177,251          214,000        4,048,704        (1,180,684)
Ellinwood Heights Apartments, L.P.                                  684,342           10,000          882,871          (262,063)
Fulton Street Houses Limited Partnership                          3,869,930                2        6,023,119        (2,170,387)
Hayes Run Limited Partnership                                     1,418,244           85,060        1,539,859          (431,255)
Howard L. Miller Sallisaw Apartments II, L.P.                       612,583           39,000          735,346          (227,041)
Hurlock Meadow Limited Partnership                                1,263,287           49,525        1,579,618          (612,430)
Ivy Family, L.P.                                                    783,986           11,000        1,067,700          (459,469)
Justin Associates                                                 2,351,775           27,472        4,369,992        (1,588,285)
LaBelle Commons, Ltd.                                             1,007,656           98,947        1,184,937          (415,876)
Lawrence Road Properties, Ltd.                                      754,841           50,000          943,132          (334,816)
Loma Del Norte Limited Partnership                                1,430,362           84,874        1,805,709          (520,563)
Long Reach Associates Limited Partnership                         1,471,185          118,446        1,878,409          (570,854)
Mirador del Toa Limited Partnership                               1,870,929          105,000        2,335,743        (1,069,149)
Moore Haven Commons, Ltd.                                           923,166           73,645        1,197,000          (497,446)
NP-89 Limited Dividend Housing Association Limited
   Partnership                                                    3,958,572          150,000        7,503,004        (2,831,590)
Nash Hill Associates, Limited Partnership                         1,461,265          123,876        1,694,743          (497,387)
North Calhoun City, L.P.                                            482,888           12,000          632,110          (247,167)
Orange City Plaza, Limited Partnership                              433,606           53,904        1,045,306          (339,881)
Puerta del Mar Limited Partnership                                2,510,534          115,000        3,184,214        (1,429,418)
Purvis Heights Properties, L.P.                                   1,139,573           47,000        1,498,309          (502,897)
Queen Lane Investors                                              1,543,391           60,301        2,778,023        (1,081,767)
Somerset Manor, Ltd.                                                893,214           53,383        1,107,954          (450,879)
Sugar Cane Villas, Ltd.                                           3,291,361           58,500        4,088,461        (1,674,400)
Summerfield Apartments Limited Partnership                        1,707,117          195,411        2,694,742          (703,534)
Sydney Engel Associates L.P.                                     16,949,953          284,305       19,443,724        (7,831,633)
Union Valley Associates Limited Partnership                       1,439,891           97,800        1,758,877          (496,625)
Walnut Grove Family, L.P.                                           843,113           30,000        1,034,054          (405,406)
Waynesboro Apartments Limited Partnership                         1,475,235           76,000        1,790,894          (531,293)
West Calhoun City, L.P.                                             754,159           18,000        1,029,702          (397,136)
Westminster Apartments Limited Partnership                        1,607,972           51,651        1,107,728          (623,735)
                                                              -------------    -------------    -------------     -------------
                                                              $  84,445,613    $   3,910,215    $ 114,197,458     $ (43,134,422)
                                                              =============    =============    =============     =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


5.   Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2000 is as follows:


                                                                  Mortgage                      Buildings and      Accumulated
       Name of Local Partnership                               loans payable        Land         improvements      depreciation
       -------------------------                              --------------   -------------    -------------     -------------

April Gardens Apartments II Limited Partnership               $   1,991,036    $      39,984    $   2,471,902     $    (998,626)
Ashland Park Apartments, L.P.                                     1,035,140           50,160        1,247,739          (457,269)
Auburn Family, L.P.                                                 466,434           20,000          561,357          (198,012)
Batesville Family, L.P.                                           1,435,270           52,000        1,808,219          (609,824)
Bay Springs Elderly, L.P.                                           674,285           38,000          846,080          (293,951)
Brisas del Mar Apartments Limited Partnership                     2,644,754          100,280        3,290,880        (1,354,794)
Bruce Housing Associates, L.P.                                    1,103,910           16,000        1,441,646          (568,592)
Carrington Limited Dividend Housing Association Limited
   Partnership                                                    3,382,920          200,000        6,485,189        (2,501,459)
Chestnut Park Associates, L.P.                                    5,074,427          781,700        8,654,778        (3,064,146)
Chowan Senior Manor Associates Limited Partnership                1,253,694           86,101        1,513,684          (560,178)
Christian Street Commons Associates                                 606,464             --              7,545              (537)
Country View Apartments                                             935,009           35,698        1,215,505          (284,621)
Desarrollos de Belen Limited Partnership                          1,878,304           96,190        2,533,339          (689,198)
Desarrollos de Emaus Limited Partnership                          3,196,843          214,000        4,044,563        (1,043,084)
Ellinwood Heights Apartments, L.P.                                  686,270           10,000          871,992          (245,786)
Fulton Street Houses Limited Partnership                          3,869,930                2        6,021,918        (1,938,143)
Hayes Run Limited Partnership                                     1,421,892           85,060        1,495,752          (388,850)
Howard L. Miller Sallisaw Apartments II, L.P.                       614,170           39,000          732,695          (213,978)
Hurlock Meadow Limited Partnership                                1,267,123           49,525        1,575,933          (553,711)
Ivy Family, L.P.                                                    789,071           11,000        1,047,168          (419,211)
Justin Associates                                                 2,388,383           27,472        4,368,720        (1,424,597)
LaBelle Commons, Ltd.                                             1,010,630           98,947        1,184,937          (372,806)
Lawrence Road Properties, Ltd.                                      756,927           50,000          940,652          (309,845)
Loma Del Norte Limited Partnership                                1,434,206           84,874        1,800,954          (467,538)
Long Reach Associates Limited Partnership                         1,475,126          118,446        1,878,409          (518,151)
Mirador del Toa Limited Partnership                               1,876,877          105,000        2,335,713          (971,059)
Moore Haven Commons, Ltd.                                           925,767           73,645        1,197,000          (455,461)
NP-89 Limited Dividend Housing Association Limited
   Partnership                                                    4,057,585          150,000        7,435,816        (2,540,636)
Nash Hill Associates, Limited Partnership                         1,465,383          123,876        1,693,440          (451,537)
North Calhoun City, L.P.                                            486,400           12,000          632,110          (224,352)
Orange City Plaza, Limited Partnership                              460,563           53,904        1,043,250          (306,166)
Puerta del Mar Limited Partnership                                2,518,144          115,000        3,093,084        (1,293,225)
Purvis Heights Properties, L.P.                                   1,143,029           47,000        1,493,777          (464,232)
Queen Lane Investors                                              1,553,845           60,301        2,752,080          (976,098)
Somerset Manor, Ltd.                                                895,620           53,383        1,104,377          (409,744)
Sugar Cane Villas, Ltd.                                           3,300,300           58,500        4,088,461        (1,528,169)
Summerfield Apartments Limited Partnership                        1,734,896          195,411        2,688,512          (631,615)
Sydney Engel Associates L.P.                                     17,195,726          284,305       19,443,724        (7,122,448)
Union Valley Associates Limited Partnership                       1,443,799           97,800        1,757,216          (453,356)
Walnut Grove Family, L.P.                                           845,189           30,000        1,029,505          (365,230)
Waynesboro Apartments Limited Partnership                         1,479,462           76,000        1,790,366          (489,623)
West Calhoun City, L.P.                                             762,372           18,000        1,029,702          (357,756)
Westminster Apartments Limited Partnership                        1,607,972           51,651        1,077,942          (551,203)
                                                              -------------    -------------    -------------     -------------
                                                              $  85,145,147    $   3,910,215    $ 113,727,631     $ (39,068,817)
                                                              =============    =============    =============     =============


                                                                        Net change
                                                 Balance as of      during the year ended      Balance as of
                                               December 31, 2000       December 31, 2001      December 31, 2001
                                               -----------------       -----------------      -----------------

 Land                                            $   3,910,215         $        --              $   3,910,215
 Buildings and improvements                        113,727,631               469,827              114,197,458
                                                 -------------         -------------            -------------
                                                   117,637,846               469,827              118,107,673
 Accumulated depreciation                          (39,068,817)           (4,065,605)             (43,134,422)
                                                 -------------         -------------            -------------
                                                 $  78,569,029         $  (3,595,778)           $  74,973,251
                                                 =============         =============            =============

6.    Transactions with General Partner and Affiliates

      For the years ended March 30, 2002, 2001 and 2000, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:



                                               2002                        2001                        2000
                                      ----------------------       ----------------------      ----------------------
                                         Paid        Incurred        Paid        Incurred        Paid        Incurred
                                      ---------      --------      --------      --------      --------      --------

Management fees (see Note 8)           $274,000      $230,571      $100,000      $230,571      $100,000      $230,571

Administration fees (see Note 8)        156,645       230,571       100,000       230,571         2,699        57,347


      For the years ended December 31, 2001, 2000 and 1999, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:



                                               2002                        2001                        2000
                                      ----------------------       ----------------------      ----------------------
                                         Paid        Incurred        Paid        Incurred        Paid        Incurred
                                      ---------      --------      --------      --------      --------      --------

Property management fees              $ 30,585       $ 32,020      $ 7,387       $31,754       $29,805       $31,864

Insurance and other services            17,267         17,267       22,953        22,687        15,009        15,275

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2002, 2001 and 2000 to the tax return net loss for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                                                2002             2001             2000
                                                                             -----------      -----------      -----------

       Financial  statement  net loss for the years ended March 30,
          2002, 2001, and 2000                                               $(1,509,355)     $(1,519,430)     $(2,035,647)

       Add (less) net transactions occurring between
           January 1, 1999 and March 30, 1999                                       --               --            (90,310)
           January 1, 2000 and March 30, 2000                                       --            (64,238)          64,238
           January 1, 2001 and March 30, 2001                                    (73,432)          73,432             --
           January 1, 2002 and March 30, 2002                                     72,489             --               --
                                                                             -----------      -----------      -----------
       Adjusted financial statement net loss for the years ended
          December 31, 2001, 2000 and 1999                                    (1,510,298)      (1,510,236)      (2,061,719)

       Adjustment to management and administration fees
          pursuant to Internal Revenue Code Section 267                          143,797          263,465          144,150


       Differences arising from equity in loss of investment
          in local partnerships                                               (2,112,608)      (2,035,429)      (1,468,355)

       Other income from local partnerships                                      (16,877)         (10,455)         (18,288)

       Other differences                                                          11,184          (14,870)           5,000
                                                                             -----------      -----------      -----------

       Tax return net loss for the years ended December 31,
          2001, 2000 and 1999                                                $(3,484,802)     $(3,307,525)     $(3,399,212)
                                                                             ===========      ===========      ===========

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2001 and 2000 are as follows:


                                                                        3001             2000
                                                                        ----             ----

       Investment in local partnerships - financial reporting       $ 1,788,120      $ 3,005,275
       Investment in local partnerships - tax                        (5,633,301)      (2,286,662)
                                                                    -----------      -----------

                                                                    $ 7,421,421      $ 5,291,937
                                                                    ===========      ===========

Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                   AMERICAN TAX CREDIT PROPERTIES III L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                        MARCH 30, 2002, 2001 AND 2000


8.   Commitments and Contingencies

     Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 2002. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 2002. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees and Additional Management Fees in the amount of $1,278,898 and $1,322,327 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2002 and 2001, respectively.

     In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 2002. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 2002. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the amount of $904,673 and $1,136,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2002 and 2001, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $259,145 and $185,219 are included in due to general partner and affiliate in the accompanying balance sheets as of March 30, 2002 and 2001, respectively.

     The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development ("HUD") has issued a series of directives related to project based Section 8 contracts that define owners' notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership's Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2002, 2001 AND 2000


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


     The estimated fair value of the Partnership's financial instruments as of March 30, 2002 and 2001 are disclosed elsewhere in the financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
            ---------------------------------------------------------------

None

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant
            --------------------------------------------------

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and directors of Richman Housing are:

                          Served in present
Name                      Capacity since1          Position held
----                      -----------------        -------------

Richard Paul Richman      September 21, 1989       Director
David A. Salzman          February 1, 2001         President
Neal Ludeke               September 21, 1989       Vice President and Treasurer
Gina S. Dodge             September 21, 1989       Secretary

-------------------------------------------------------------------------------

1Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 54, is the sole Director of Richman Housing. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 41, is the President of Richman Housing and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 44, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 46, is the Secretary of Richman Housing. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Scotti is responsible for communications with investors.


Item 11.    Executive Compensation
            ----------------------

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 2002, Richman Housing did not pay any remuneration to any of its officers or its director.


Item 12.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

Affiliates of Everest Properties, Inc., having the mailing address 199 South Robles Avenue, Suite 440, Pasadena, California 91101 are the owners of 2,125 Units, representing approximately 5.9% of all such Units. As of May 31, 2002, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.    Certain Relationships and Related Transactions
            ----------------------------------------------

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

Transactions with General Partner and Affiliates
------------------------------------------------

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2001 allocated to the General Partner were $34,848 and $31,673, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2001 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $28,170 and $25,601, respectively.

Indebtedness of Management.
---------------------------

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2002.

                                   PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on form 8-K
            ----------------------------------------------------------------

   (a) Financial Statements, Financial Statement Schedules and Exhibits
       ----------------------------------------------------------------

        (1)  Financial Statements
             --------------------

        See Item 8 - "Financial Statements and Supplementary Data."

        (2)  Financial Statement Schedules
             -----------------------------

        No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

        (3)  Exhibits
             --------


                                                                                 Incorporated by
                                     Exhibit                                     Reference to
                                     -------                                     ------------

     10.1            April Gardens Apartments II Limited Partnership (A          Exhibit 10.1 to Form 10-Q Report
                     Delaware Limited Partnership) Amended and Restated          dated December 30, 1990
                     Agreement of Limited Partnership                            (File No. 33-31390)

     10.2            Ashland Park Apartments, L.P. Second Amended and Restated   Exhibit 10.2 to Form 10-K Report
                     Agreement of Limited Partnership                            dated March 30, 1991
                                                                                 (File No. 33-31390)

     10.3            Auburn Family, L.P. Amended and Restated Limited            Exhibit 10.1 to Form 10-Q Report
                     Partnership Agreement and Certificate of Limited            dated December 31, 1991
                     Partnership                                                 (File No. 0-19217)

     10.4            Amended No. 2 to the Batesville Family, L.P. Amended and    Exhibit 10.2 to Form 10-Q Report
                     Restated Agreement of Limited Partnership                   dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.5            Batesville Family, L.P. Amendment No. 3 to the Amended      Exhibit 10.2 to Form 10-Q Report
                     and Restated Agreement of Limited Partnership               dated December 31, 1991
                                                                                 (File No. 0-19217)

     10.6            Bay Springs Elderly, L.P. (A Mississippi Limited            Exhibit 10.1 to Form 10-Q Report
                     Partnership) Amended and Restated Limited Partnership       dated September 29, 1991
                     Agreement and Certificate of Limited Partnership            (File No. 0-19217)

     10.7            Brisas del Mar Apartments Limited Partnership (A Delaware   Exhibit 10.3 to Form 10-Q Report
                     Limited Partnership) Amended and Restated Agreement of      dated December 30, 1990
                     Limited Partnership                                         (File No. 33-31390)

     10.8            Amendment No. 1 to the Bruce Housing Associates, L.P.       Exhibit 10.8 to Form 10-K Report
                     Amended and Restated Agreement of Limited Partnership       dated March 30, 1992
                                                                                 (File No. 33-31390)





                                                                                 Incorporated by
                                     Exhibit                                     Reference to
                                     -------                                     ------------

     10.9            Amendment No. 2 to the Bruce Housing Associates, L.P.       Exhibit 10.4 to Form 10-Q Report
                     Amended and Restated Agreement of Limited Partnership       dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.10           Bruce Housing Associates, L.P. Amendment No. 3 to the       Exhibit 10.3 to Form 10-Q Report
                     Amended and Restated Agreement of Limited Partnership       dated December 31, 1991
                                                                                 (File No. 0-19217)

     10.11           Carrington Limited Dividend Housing Association Limited     Exhibit 10.1 to Form 10-Q Report
                     Partnership Amended and Restated Agreement of Limited       dated September 29, 1990
                     Partnership                                                 (File No. 33-31390)

     10.12           Carrington Limited Dividend Housing Association Limited     Exhibit 10.2 to Form 10-Q Report
                     Partnership Second Amended and Restated Agreement of        dated September 29, 1990
                     Limited Partnership                                         (File No. 33-31390)

     10.13           Carrington Limited Dividend Housing Association Limited     Exhibit 10.5 to Form 10-Q Report
                     Partnership Amendment No. 1 to the Second Amended and       dated December 30, 1990
                     Restated Agreement of Limited Partnership                   (File No. 33-31390)

     10.14           Chestnut Park Associates, L.P. Amended and Restated         Exhibit 10.3 to Form 10-Q Report
                     Agreement of Limited Partnership                            dated September 29, 1990
                                                                                 (File No. 33-31390)

     10.15           Chowan Senior Manor Associates Limited Partnership          Exhibit 10.15 to Form 10-K Report
                     Amended and Restated Agreement of Limited Partnership       dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.16           Christian Street Commons Associates Amended and Restated    Exhibit 10.16 to Form 10-K Report
                     Limited Partnership Agreement and Certificate of Limited    dated March 30, 1992
                     Partnership                                                 (File No. 33-31390)

     10.17           Country View Apartments Second Amended and Restated         Exhibit 10.17 to Form 10-K Report
                     Limited Partnership Agreement and Certificate of Limited    dated March 30, 1992
                     Partnership                                                 (File No. 33-31390)

     10.18           Desarrollos de Belen Limited Partnership Amended and        Exhibit 10.18 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.19           Desarrollos de Emaus Limited Partnership Amended and        Exhibit 10.19 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.20           Ellinwood Heights Apartments, L.P. Amended and Restated     Exhibit 10.1 to Form 10-Q Report
                     Agreement of Limited Partnership                            dated June 29, 1991
                                                                                 (File No. 0-19217)





                                                                                 Incorporated by
                                     Exhibit                                     Reference to
                                     -------                                     ------------

     10.21           Fulton Street Houses Limited Partnership Amended and        Exhibit 10.21 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.22           Hayes Run Limited Partnership Amended and Restated          Exhibit 10.2 to Form 10-Q Report
                     Agreement of Limited Partnership                            dated June 29, 1991
                                                                                 (File No. 0-19217)

     10.23           Howard L. Miller Sallisaw Apartments II, L.P. Third         Exhibit 10.10 to Form 10-K Report
                     Amended and Restated Agreement and Certificate of Limited   dated March 30, 1991
                     Partnership                                                 (File No. 33-31390)

     10.24           Hurlock Meadow Limited Partnership Amended and Restated     Exhibit 10.24 to Form 10-K Report
                     Limited Partnership Agreement                               dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.25           Amendment No. 1 to the Ivy Family, L.P. Amended and         Exhibit 10.6 to Form 10-Q Report
                     Restated Agreement of Limited Partnership                   dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.26           Ivy Family, L.P. Amendment No. 3 to the Amended and         Exhibit 10.4 to Form 10-Q Report
                     Restated Agreement of Limited Partnership                   dated December 31, 1991
                                                                                 (File No. 0-19217)

     10.27           Justin Associates Amended and Restated Agreement and        Exhibit 10.7 to Form 10-Q Report
                     Certificate of Limited Partnership                          dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.28           LaBelle Commons, Ltd. Amended and Restated Agreement of     Exhibit 10.13 to Form 10-K Report
                     Limited Partnership                                         dated March 30, 1991
                                                                                 (File No. 33-31390)

     10.29           LaBelle Commons, Ltd. Amendment No. 1 to Amended and        Exhibit 10.29 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.30           Amendment No. 2 to the Lawrence Road Properties, Ltd.       Exhibit 10.8 to Form 10-Q Report
                     Amended and Restated Agreement of Limited Partnership       dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.31           Lawrence Road Properties, Ltd. Amendment No. 3 to the       Exhibit 10.5 to Form 10-Q Report
                     Amended and Restated Agreement of Limited Partnership       dated December 31, 1991
                                                                                 (File No. 0-19217)

     10.32           Loma Del Norte Limited Partnership Amended and Restated     Exhibit 10.2 to Form 10-Q Report
                     Limited Partnership Agreement                               dated September 29, 1991
                                                                                 (File No. 0-19217)

     10.33           Long Reach Associates Limited Partnership Sixth Amended     Exhibit 10.15 to Form 10-K Report
                     and Restated Agreement of Limited Partnership               dated March 30, 1991
                                                                                 (File No. 33-31390)





                                                                                 Incorporated by
                                     Exhibit                                     Reference to
                                     -------                                     ---------------

     10.34           Mirador del Toa Limited Partnership Amended and Restated    Exhibit 10.16 to Form 10-K Report
                     Agreement of Limited Partnership                            dated March 30, 1991
                                                                                 (File No. 33-31390)

     10.35           Amendment No. 1 to the Mirador del Toa Limited              Exhibit 10.17 to Form 10-K Report
                     Partnership Amended and Restated Agreement of Limited       dated March 30, 1991
                     Partnership                                                 (File No. 33-31390)

     10.36           Moore Haven Commons, Ltd. Amended and Restated Agreement    Exhibit 10.9 to Form 10-Q Report
                     of Limited Partnership                                      dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.37           NP-89 Limited Dividend Housing Association Limited          Exhibit 10.3 to Form 10-Q Report
                     Partnership Second Restated and Amended Agreement of        dated June 29, 1991
                     Limited Partnership                                         (File No. 0-19217)

     10.38           Nash Hill Associates, Limited Partnership Amended and       Exhibit 10.37 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.39           North Calhoun City, L.P. (A Mississippi Limited             Exhibit 10.3 to Form 10-Q Report
                     Partnership) Amended and Restated Limited Partnership       dated September 29, 1991
                     Agreement and Certificate of Limited Partnership            (File No. 0-19217)

     10.40           Orange City Plaza, Limited Partnership Amended and          Exhibit 10.40 to Form 10-K Report
                     Restated Partnership Agreement                              dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.41           Puerta del Mar Limited Partnership (A Delaware Limited      Exhibit 10.10 to Form 10-Q Report
                     Partnership) Amended and Restated Agreement of Limited      dated December 30, 1990
                     Partnership                                                 (File No. 33-31390)

     10.42           Amendment No. 2 to the Purvis Heights Properties, L.P.      Exhibit 10.11 to Form 10-Q Report
                     Amended and Restated Agreement of Limited Partnership       dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.43           Purvis Heights Properties, L.P. Amendment No. 3 to the      Exhibit 10.6 to Form 10-Q Report
                     Amended and Restated Agreement of Limited Partnership       dated December 31, 1991
                                                                                 (File No. 0-19217)

     10.44           Queen Lane Investors Amendment No. 1 to Amended and         Exhibit 10.12 to Form 10-Q Report
                     Restated Agreement and Certificate of Limited Partnership   dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.45           Somerset Manor, Ltd. Amended and Restated Agreement and     Exhibit 10.13 to Form 10-Q Report
                     Certificate of Limited Partnership                          dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.46           Sugar Cane Villas, Ltd. Amended and Restated Agreement of   Exhibit 10.23 to Form 10-K Report
                     Limited Partnership                                         dated March 30, 1991
                                                                                 (File No. 33-31390)





                                                                                 Incorporated by
                                     Exhibit                                     Reference to
                                     -------                                     ---------------

     10.47           Summerfield Apartments Limited Partnership Amended and      Exhibit 10.47 to Form 10-K Report
                     Restated Agreement of Limited Partnership                   dated March 30, 1992
                                                                                 (File No. 33-31390)

     10.48           Amendment No.1 to the Summerfield Apartments Limited        Exhibit 10.48 to Form 10-K Report
                     Partnership Amended and Restated Agreement of Limited       dated March 30, 1999
                     Partnership                                                 (File No. 0-19217)

     10.49           Sydney Engel Associates Second Amended and Restated         Exhibit 10.4 to Form 10-Q Report
                     Agreement of Limited Partnership                            dated September 29, 1990
                                                                                 (File No. 33-31390)

     10.50           First Amendment to Second Amended and Restated Agreement    Exhibit 10.49 to Form 10-K Report
                     of Limited Partnership of Sydney Engel Associates           dated March 30, 1997
                                                                                 (File No. 0-19217)

     10.51           Second Amendment to Second Amended and Restated Agreement   Exhibit 10.50 to Form 10-K Report
                     of Limited Partnership of Sydney Engel Associates L.P.      dated March 30, 1997
                                                                                 (File No. 0-19217)

     10.52           Third Amendment to Second Amended and Restated Agreement    Exhibit 10.51 to Form 10-K Report
                     of Limited Partnership of Sydney Engel Associates L.P.      dated March 30, 1997
                                                                                 (File No. 0-19217)

     10.53           Fourth Amendment to Second Amended and Restated Agreement   Exhibit 10.52 to Form 10-K Report
                     of Limited Partnership of Sydney Engel Associates L.P.      dated March 30, 1997
                                                                                 (File No. 0-19217)

     10.54           Union Valley Associates Limited Partnership Amended and     Exhibit 10.14 to Form 10-Q Report
                     Restated Agreement and Certificate of Limited Partnership   dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.55           Walnut Grove Family, L.P. (A Mississippi Limited            Exhibit 10.4 to Form 10-Q Report
                     Partnership) Amended and Restated Limited Partnership       dated September 29, 1991
                     Agreement and Certificate of Limited Partnership            (File No. 0-19217)

     10.56           Waynesboro Apartments Limited Partnership Amended and       Exhibit 10.15 to Form 10-Q Report
                     Restated Agreement and Certificate of Limited Partnership   dated December 30, 1990
                                                                                 (File No. 33-31390)

     10.57           West Calhoun City, L.P. (A Mississippi Limited              Exhibit 10.5 to Form 10-Q Report
                     Partnership) Amended and Restated Limited Partnership       dated September 29, 1991
                     Agreement and Certificate of Limited Partnership            (File No. 0-19217)

     10.58           Westminster Apartments Limited Partnership Second Amended   Exhibit 10.53 to Form 10-K Report
                     and Restated Agreement of Limited Partnership               dated March 30, 1992
                                                                                 (File No. 33-31390)





                                                                                 Incorporated by
                                     Exhibit                                     Reference to
                                     -------                                     ---------------

     28.0            Pages 20  through  31, 44  through 71 and 78 through 80 of  Exhibit 28.0 to Form 10-K Report
                     Prospectus   filed  pursuant  to  Rule   424(b)(3)   under  dated March 30, 1990
                     Securities Act of 1933                                      (File No. 33-31390)

     28.1            Pages 14 through 19 of Prospectus filed pursuant to Rule    Exhibit 28.1 to Form 10-K Report
                     424(b)(3) under Securities Act of 1933                      dated March 30, 1991
                                                                                 (File No. 33-31390)

     28.2            Supplement No. 1 dated June 6, 1990 to Prospectus           Exhibit 28.2 to Form 10-K Report
                                                                                 dated March 30, 1991
                                                                                 (File No. 33-31390)

     28.3            Supplement No. 2 dated November 21, 1990 to Prospectus      Exhibit 28.3 to Form 10-K Report
                                                                                 dated March 30, 1991
                                                                                 (File No. 33-31390)

     28.4            Supplement No. 3 dated December 20, 1990 to Prospectus      Exhibit 28.4 to Form 10-K Report
                                                                                 dated March 30, 1991
                                                                                 (File No. 33-31390)

     28.5            Supplement No. 4 dated October 30, 1991 to Prospectus       Exhibit 28.5 to Form 10-K Report
                                                                                 dated March 30, 1992
                                                                                 (File No. 33-31390)

     28.6            Supplement No. 5 dated December 26, 1991 to Prospectus      Exhibit 28.6 to Form 10-K Report
                                                                                 dated March 30, 1992
                                                                                 (File No. 33-31390)

     28.7            Supplement No. 6 dated January 15, 1992 to Prospectus       Exhibit 28.7 to Form 10-K Report
                                                                                 dated March 30, 1990
                                                                                 (File No. 33-31390)


   (b) Reports on Form 8-K
       -------------------

   No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

   (c) Exhibits
       --------

   See (a)(3) above.

(d)   Financial Statement Schedules
      -----------------------------

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

Dated:  June 28, 2002            /s/  Richard Paul Richman
        -------------            ------------------------------------
                                 by: Richard Paul Richman
                                     Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                     Title                        Date
          ---------                     -----                        ----

     /s/ Richard Paul Richman     Director of the general         June 28, 2002
     -------------------------    partner of the                  -------------
     (Richard Paul Richman)       General Partner


     /s/ Neal Ludeke              Vice President and              June 28, 2002
     -------------------------    Treasurer of the                -------------
     (Neal Ludeke)                general partner of
                                  the General Partner
                                  (Principal Financial
                                  and Accounting Officer
                                  of Registrant)