Form 10-Q
period 2002-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2002-08-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 -------------

                                    FORM 10-Q

(Mark One)

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---    EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002
                               -------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---   EXCHANGE ACT OF 1934

For the transition period from________________ to ____________

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                               13-3545006
-------------------------------                              ----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
---------------------------------------                           --------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes  X     No ___.
    ----

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


      Item 1. Financial Statements


      Table of Contents                                                    Page
                                                                           ----

      Balance Sheets.........................................................3

      Statements of Operations...............................................4

      Statements of Cash Flows...............................................5

      Notes to Financial Statements..........................................7


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                            June 29,        March 30,
                                                              Notes           2002            2002
                                                              -----       -----------      -----------
  ASSETS

Cash and cash equivalents                                                 $    11,874      $    51,896
Investments in bonds                                            2           2,994,374        2,877,273
Investment in local partnerships                                3           1,670,767        1,787,370
Interest receivable                                                            30,042           27,739
                                                                          -----------      -----------

                                                                          $ 4,707,057      $ 4,744,278
                                                                          ===========      ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                   $   920,456      $   950,974
  Payable to general partner and affiliates                                 1,622,931        1,538,043
                                                                          -----------      -----------

                                                                            2,543,387        2,489,017
                                                                          -----------      -----------

Commitment and contingencies                                    3

Partners' equity (deficit)

  General partner                                                            (294,935)        (293,063)
  Limited partners (35,883 units of limited partnership
    interest outstanding)                                                   2,331,064        2,516,405
  Accumulated other comprehensive income, net                   2             127,541           31,919
                                                                          -----------      -----------

                                                                            2,163,670        2,255,261
                                                                          -----------      -----------

                                                                          $ 4,707,057      $ 4,744,278
                                                                          ===========      ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                              Notes            2002              2001
                                                              -----         ---------          ---------

  REVENUE

Interest                                                                    $  47,384          $  54,140
Other income from local partnerships                                           10,172              8,125
                                                                            ---------          ---------

TOTAL REVENUE                                                                  57,556             62,265
                                                                            ---------          ---------

EXPENSES

Administration fees                                                            57,643             57,643
Management fees                                                                57,643             57,643
Professional fees                                                              20,157             13,713
Printing, postage and other                                                     5,473              3,943
                                                                            ---------          ---------

TOTAL EXPENSES                                                                140,916            132,942
                                                                            ---------          ---------

Loss from operations                                                          (83,360)           (70,677)

Equity in loss of investment in local partnerships              3            (103,853)          (192,982)
                                                                            ---------          ---------

NET LOSS                                                                     (187,213)          (263,659)

Other comprehensive income (loss)                               2              95,622            (52,690)
                                                                            ---------          ---------

COMPREHENSIVE LOSS                                                          $ (91,591)         $(316,349)
                                                                            =========          =========

NET LOSS ATTRIBUTABLE TO

  General partner                                                           $  (1,872)         $  (2,637)
  Limited partners                                                           (185,341)          (261,022)
                                                                            ---------          ---------

                                                                            $(187,213)         $(263,659)
                                                                            =========          =========

NET LOSS per unit of limited partnership interest (35,883
  units of limited partnership interest)                                    $   (5.17)         $   (7.27)
                                                                            =========          =========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                   (UNAUDITED)

                                                                        2002             2001
                                                                     ---------         ---------

     CASH FLOWS FROM OPERATING ACTIVITIES

     Interest received                                               $  23,602         $  29,567
     Cash paid for
         administration fees                                            (5,398)           (4,049)
         management fees                                               (25,000)          (25,000)
         professional fees                                             (50,670)          (17,098)
         printing, postage and other expenses                           (5,478)           (3,943)
                                                                     ---------         ---------
     Net cash used in operating activities                             (62,944)          (20,523)
                                                                     ---------         ---------

     CASH FLOWS FROM INVESTING ACTIVITIES

     Cash distributions from local partnerships                         22,922            13,016
                                                                     ---------         ---------

     Net cash provided by investing activities                          22,922            13,016
                                                                     ---------         ---------

     Net decrease in cash and cash equivalents                         (40,022)           (7,507)

     Cash and cash equivalents at beginning of period                   51,896           543,718
                                                                     ---------         ---------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $  11,874         $ 536,211
                                                                     =========         =========

     SIGNIFICANT NON-CASH INVESTING ACTIVITIES

     Unrealized gain (loss) on investments in bonds, net             $  95,622         $ (52,690)
                                                                     =========         =========


--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.


                    AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (continued)
                   THREE MONTHS ENDED JUNE 29, 2002 AND 2001
                                  (UNAUDITED)

                                                                      2002            2001
                                                                   ---------       ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING
  ACTIVITIES

Net loss                                                           $(187,213)      $(263,659)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships                 103,853         192,982
  Distributions from local partnerships classified as other          (10,172)         (8,125)
    income
  Amortization of net premium on investments in bonds                     85           1,210
  Accretion of zero coupon bonds                                     (21,564)        (21,564)
  Increase in interest receivable                                     (2,303)         (4,219)
  Increase in payable to general partner and affiliates               84,888          86,237
  Decrease in accounts payable and accrued expenses                  (30,518)         (3,385)
                                                                   ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                              $ (62,944)      $ (20,523)
                                                                   =========       =========


                       See Notes to Financial Statements.

                    AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2002
                                   (UNAUDITED)


1.  Basis of Presentation

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. They do not include all information and footnotes required by generally accepted accounting principles for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2.  Investments in Bonds

    As of June 29, 2002, certain information concerning investments in bonds is as follows:


                                                                 Gross           Gross
                                              Amortized        unrealized       unrealized       Estimated
    Description and maturity                     cost            gains            losses         fair value
    ------------------------                 -----------      -----------     ------------      ------------

Corporate debt securities
  Within one year                            $   200,274      $     5,722      $      --        $   205,996
  After one year through five years              798,159           37,399             --            835,558
  After five years through ten years             504,429           26,734           (1,058)         530,105
                                             -----------      -----------      -----------      -----------

                                               1,502,862           69,855           (1,058)       1,571,659
                                             -----------      -----------      -----------      -----------

U.S. Treasury debt securities
  After five years through ten years           1,363,971           58,744             --          1,422,715
                                             -----------      -----------      -----------      -----------

                                             $ 2,866,833      $   128,599      $    (1,058)     $ 2,994,374
                                             ===========      ===========      ===========      ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships

    The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of March 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $84,272,000 and accrued interest payable on such loans totaling approximately $3,723,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

    For the three months ended June 29, 2002, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March              $ 1,787,370
           30, 2002

         Equity in loss of investment in local                        (103,853)*
           partnerships

         Cash distributions received from Local                        (22,922)
           Partnerships

         Cash distributions from Local Partnerships
           classified as other income                                   10,172
                                                                   -----------

         Investment in local partnerships as of
           June 29, 2002                                           $ 1,670,767
                                                                   ===========

    *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $664,314 for the three months ended March 31, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

    The combined unaudited balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined balance sheets of the Local Partnerships as of March 31, 2002 and December 31, 2001 are as follows:


                                                                           March 31,         December 31,
                                                                             2002               2001
                                                                        ------------        ------------
   ASSETS

Cash and cash equivalents                                               $  1,238,140        $  1,315,560
Rents receivable                                                             399,573             436,887
Escrow deposits and reserves                                               5,318,914           5,116,763
Land                                                                       3,910,215           3,910,215
Buildings and improvements (net of accumulated depreciation
  of $44,152,415 and $43,134,422)                                         70,058,345          71,063,036
Intangible assets (net of accumulated amortization of $471,468
  and $461,704)                                                              577,122             587,246
Other assets                                                               1,090,683             952,741
                                                                        ------------        ------------

                                                                        $ 82,592,992        $ 83,382,448
                                                                        ============        ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                 $  1,165,364        $    971,643
  Due to related parties                                                   4,963,970           5,021,765
  Mortgage loans                                                          84,271,825          84,445,613
  Accrued interest                                                         3,722,627           3,620,621
  Other liabilities                                                          666,775             673,666
                                                                        ------------        ------------

                                                                          94,790,561          94,733,308
                                                                        ------------        ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
    Capital contributions, net of distributions                           28,894,128          28,894,128
    Cumulative loss                                                      (25,835,648)        (25,731,795)
                                                                        ------------        ------------

                                                                           3,058,480           3,162,333
                                                                        ------------        ------------

  General partners and other limited partners
    Capital contributions, net of distributions                             (261,313)           (245,667)
    Cumulative loss                                                      (14,994,736)        (14,267,526)
                                                                        ------------        ------------

                                                                         (15,256,049)        (14,513,193)
                                                                        ------------        ------------

                                                                         (12,197,569)        (11,350,860)
                                                                        ------------        ------------

                                                                        $ 82,592,992        $ 83,382,448
                                                                        ============        ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2002
                                   (UNAUDITED)


3.  Investment in Local Partnerships (continued)

    The combined statements of operations of the Local Partnerships for the three months ended March 31, 2002 and 2001 are as follows:


                                                                     2002              2001
                                                                 ------------       -----------
   REVENUE

Rental                                                           $ 2,762,263        $ 2,691,583
Interest and other                                                    67,017             93,958
                                                                 -----------        -----------

Total Revenue                                                      2,829,280          2,785,541
                                                                 -----------        -----------

EXPENSES

Administrative                                                       545,139            562,805
Utilities                                                            320,712            377,049
Operating and maintenance                                            663,304            619,862
Taxes and insurance                                                  330,645            316,885
Financial                                                            772,426            752,078
Depreciation and amortization                                      1,028,117          1,016,945
                                                                 -----------        -----------

Total Expenses                                                     3,660,343          3,645,624
                                                                 -----------        -----------

NET LOSS                                                         $  (831,063)       $  (860,083)
                                                                 ===========        ===========

NET LOSS ATTRIBUTABLE TO

  American Tax Credit Properties III L.P.                        $  (103,853)       $  (192,982)
  General partners and other limited partners, which
    includes $664,314 and $606,751 of Partnership loss
    in excess of investment                                         (727,210)          (667,101)
                                                                 -----------        -----------

                                                                 $  (831,063)       $  (860,083)
                                                                 ===========        ===========

    The combined results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.


4.  Additional Information

    Additional information, including the audited March 30, 2002 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2002 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2002, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2002, Registrant received cash from interest revenue and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $77,000 during the three months ended June 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $96,000 and accretion of zero coupon bonds of approximately $22,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2002 of $103,853 and cash distributions received from Local Partnerships of $12,750 (exclusive of distributions of $10,172 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $904,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2002.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the carrying value of Registrant's investment in local partnerships may be reduced if the book value (the "Local Partnership Carrying Value") is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. Adjustments to a Local Partnership's Carrying Value are typically determined and recorded in the fourth quarter of Registrant's fiscal year. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the three months ended June 29, 2002 and 2001 resulted in net losses of $187,213 and $263,659, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $89,000, which decrease resulted primarily from an increase in the nonrecognition of losses in accordance with the equity method of accounting. Other comprehensive income (loss) for the three months ended June 29, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $95,622 and $(52,690), respectively.

The Local Partnerships' net loss of approximately $831,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $2,829,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,632,000 and approximately $1,028,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $860,000 for the three months ended March 31, 2001 was attributable to rental and other revenue of approximately $2,786,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,629,000 and approximately $1,017,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2002, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $317,000 as of March 31, 2002 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $11,000 for the three months ended March 31, 2002. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2001. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of March 31, 2002, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over three years in arrears as of August 2002. In October 2001, a workout agreement was reached, in principle, under which all arrearages would be added to the mortgage balance and all future payments would be payable to the extent of the net cash flow of the property. As part of such workout, it is anticipated that Westminster would admit a new Local General Partner. The final terms of the workout remain pending as of August 2002. There can be no assurance that the workout issues will be resolved and the mortgage remains in default without a formal forbearance. Westminster incurred an operating deficit of approximately $14,000 for the three months ended March 31, 2002, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $59,000 for the three months ended March 31, 2002, which includes property management fees of approximately $21,000. Payments on the mortgage are current and the Property does not incur real estate taxes. Sydney Engel has an operating reserve with a balance of approximately $183,000 as of March 31, 2002. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel generated approximately $14.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is disclosed in Note 1 to the financial statements which are included in Registrant's annual report on Form 10-K for the year ended March 30, 2002. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant's financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

         None


Item 3.  Defaults Upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is over three years in arrears on its first mortgage obligation as of August 2002. Although the local general partner is conducting ongoing discussions with the lender, the lender has issued a notice of default.

Item 6.  Exhibits and Reports on Form 8-K

         a.   Exhibits.

               Exhibit 99.1 Certification of Chief Executive Officer
               Exhibit 99.2 Certification of Chief Financial Officer

         b.   Reports on Form 8-K

                      None.

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


Dated: August 13, 2002                   /s/ David Salzman
                                         --------------------------------------
                                         by: David Salzman
                                             President of the general partner
                                             of the General Partner


Dated: August 13, 2002                   /s/ Neal Ludeke
                                         --------------------------------------
                                         by: Neal Ludeke
                                             Vice President and
                                             Treasurer of the general partner
                                             of the General Partner
                                             (Principal Financial and
                                             Accounting
                                             Officer of Registrant)