Form 10-Q
period 2002-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2002-11-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2002
                               ------------------

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ----  EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

         Delaware                                                13-3545006
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                06830
--------------------------------------                             -----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

Yes  X    No
    ----    ----

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

     Balance Sheets..........................................................3

     Statements of Operations................................................4

     Statements of Cash Flows................................................5

     Notes to Financial Statements...........................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                   September 29,   March 30,
                                            Notes      2002           2002
                                            -----  ------------   ---------
ASSETS

Cash and cash equivalents                          $    35,831    $    51,896
Investments in bonds                          2      3,159,569      2,877,273
Investment in local partnerships              3      1,531,888      1,787,370
Interest receivable                                     28,476         27,739
                                                   -----------    -----------

                                                   $ 4,755,764    $ 4,744,278
                                                   ===========    ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses            $   930,631    $   950,974
  Payable to general partner and affiliates          1,734,168      1,538,043
                                                   -----------    -----------

                                                     2,664,799      2,489,017
                                                   -----------    -----------

Partners' equity (deficit)

  General partner                                     (297,115)      (293,063)
  Limited partners (35,883 units of limited
    partnership interest outstanding)                2,115,255      2,516,405

  Accumulated other comprehensive income,
    net                                       2        272,825         31,919
                                                   -----------    -----------

                                                     2,090,965      2,255,261
                                                   -----------    -----------

                                                   $ 4,755,764    $ 4,744,278
                                                   ===========    ===========


                       See Notes to Financial Statements.


                                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                            STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                  Three Months     Six Months       Three Months       Six Months
                                                     Ended           Ended              Ended            Ended
                                                 September 29,    September 29,     Secptember 29,    September 29,
                                   Notes             2002             2002               2001              2001
                                   -----         -------------    ------------      --------------    ------------
REVENUE

Interest                                          $  47,029         $  94,413         $  52,760         $ 106,900
Other income from local              3                1,580            11,752             1,581             9,706
partnerships
                                                  ---------         ---------         ---------         ---------

TOTAL REVENUE                                        48,609           106,165            54,341           116,606
                                                  ---------         ---------         ---------         ---------

EXPENSES

Administration fees                                  57,643           115,286            57,643           115,286
Management fees                                      57,643           115,286            57,643           115,286
Professional fees                                    10,172            30,329            14,584            28,297
Printing, postage and other                           2,261             7,734             4,155             8,098
                                                  ---------         ---------         ---------         ---------

TOTAL EXPENSES                                      127,719           268,635           134,025           266,967
                                                  ---------         ---------         ---------         ---------

Loss from operations                                (79,110)         (162,470)          (79,684)         (150,361)

Equity in loss of investment
  in local partnerships              3             (138,879)         (242,732)         (156,563)         (349,545)
                                                  ---------         ---------         ---------         ---------

NET LOSS                                           (217,989)         (405,202)         (236,247)         (499,906)

Other comprehensive income           2              145,284           240,906           118,155            65,465
                                                  ---------         ---------         ---------         ---------

COMPREHENSIVE LOSS                                $ (72,705)        $(164,296)        $(118,092)        $(434,441)
                                                  =========         =========         =========         =========

NET LOSS ATTRIBUTABLE TO

  General partner                                 $  (2,180)        $  (4,052)        $  (2,362)        $  (4,999)
  Limited partners                                 (215,809)         (401,150)         (233,885)         (494,907)
                                                  ---------         ---------         ---------         ---------

                                                  $(217,989)        $(405,202)        $(236,247)        $(499,906)
                                                  =========         =========         =========         =========

NET LOSS per unit of limited
  partnership interest (35,883 units
  of limited partnership interest)                $   (6.01)        $  (11.18)        $   (6.52)        $  (13.79)
                                                  =========         =========         =========         =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)


                                                           2002          2001
                                                        ---------     ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                       $  52,286     $  66,269
Cash used for local partnerships for
  deferred expenses                                                      (2,200)
Cash paid for
   administration fees                                     (9,447)     (122,748)
   management fees                                        (25,000)      (50,000)
   professional fees                                      (50,671)      (47,163)
   printing, postage and other expenses                    (7,735)       (9,442)
                                                        ---------     ---------

Net cash used in operating activities                     (40,567)     (165,284)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                 24,502        15,485
                                                        ---------     ---------

Net cash provided by investing activities                  24,502        15,485
                                                        ---------     ---------

Net decrease in cash and cash equivalents                 (16,065)     (149,799)

Cash and cash equivalents at beginning of period           51,896       543,718
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $  35,831     $ 393,919
                                                        =========     =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net            $ 240,906     $  65,465
                                                        =========     =========


--------------------------------------------------------------------------------

See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2002 AND 2001
                                   (UNAUDITED)


                                                           2002          2001
                                                         ---------    ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                 $(405,202)   $(499,906)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
    partnerships                                           242,732      349,545
  Distributions from local partnerships classified
    as other income                                        (11,752)      (9,706)
  Amortization of net premium on investments
    in bonds                                                 1,974        2,423
  Accretion of zero coupon bonds                           (43,364)     (43,364)
  Decrease (increase) in interest receivable                  (737)         310
  Decrease in accounts payable and accrued expenses        (20,343)    (136,210)

  Decrease in other liabilities                                          (2,200)
  Increase in payable to general partner
    and affiliates                                         196,125      173,824

NET CASH USED IN OPERATING ACTIVITIES                    $ (40,567    $(165,284)
                                                         =========    =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2002, certain information concerning investments in bonds is as follows:


                                                                   Gross             Gross
                                              Amortized          unrealized         unrealized         Estimated
   Description and maturity                     cost                gains             losses           fair value
   ------------------------                  ----------         -----------        -----------        -----------

Corporate debt securities
  Within one year                            $  199,283         $    3,431         $     --           $  202,714
  After one year through five years             874,874             49,150               --              924,024

  After five years through ten years            428,021             47,560               --              475,581
                                             ----------         ----------         ----------         ----------

                                              1,502,178            100,141               --            1,602,319
                                             ----------         ----------         ----------         ----------

U.S. Treasury debt securities
  After five years through ten years          1,384,566            172,684               --            1,557,250
                                             ----------         ----------         ----------         ----------

                                             $2,886,744         $  272,825         $     --           $3,159,569
                                             ==========         ==========         ==========         ==========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of June 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $84,090,000 and accrued interest payable on such loans totaling approximately $3,827,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2002, the investment in local partnerships activity consists of the following:


      Investment in local partnerships as of March 30, 200        $ 1,787,370

      Equity in loss of investment in local partnerships             (242,732)*

      Cash distributions received from Local Partnerships             (24,502)

      Cash distributions  from Local Partnerships
        classified as other income                                     11,752
                                                                  -----------
      Investment  in local  partnerships  as of
        September 29, 2002                                        $ 1,531,888
                                                                  ===========


   * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,317,686 for the six months ended June 30, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2002 and December 31, 2001 are as follows:


                                                                 June 30,              December 31,
                                                                   2002                   2001
                                                               ------------           -------------
   ASSETS

Cash and cash equivalents                                      $  1,127,700           $  1,315,560
Rents receivable                                                    442,035                436,887
Escrow deposits and reserves                                      5,384,538              5,116,763

Land                                                              3,910,215              3,910,215

Buildings and improvements (net of accumulated
  depreciation of $45,180,342 and $43,134,422)                   69,046,289             71,063,036

Intangible assets (net of accumulated amortization
  of $477,004 and $461,704)                                         566,999                587,246
Other assets                                                      1,216,741                952,741
                                                               ------------           ------------

                                                               $ 81,694,517           $ 83,382,448
                                                               ============           ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                        $  1,144,078           $    971,643
  Due to related parties                                          4,949,178              5,021,765

  Mortgage loans                                                 84,090,151             84,445,613
  Accrued interest                                                3,826,806              3,620,621

  Other liabilities                                                 750,737                673,666
                                                               ------------           ------------

                                                                 94,760,950             94,733,308
                                                               ------------           ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions                   28,871,210             28,894,128
   Cumulative loss                                              (25,974,527)           (25,731,795)
                                                               ------------           ------------


                                                                  2,896,683              3,162,333
                                                               ------------           ------------

  General partners and other limited partners
   Capital contributions, net of distributions                     (245,667)              (260,741)
   Cumulative loss                                              (15,702,375)           (14,267,526)
                                                               ------------           ------------

                                                                (15,963,116)           (14,513,193)
                                                               ------------           ------------

                                                                (13,066,433)           (11,350,860)
                                                               ------------           ------------

                                                               $ 81,694,517           $ 83,382,448
                                                               ============           ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are as follows:


                                               Three Months         Six Months         Three Months         Six Months
                                                  Ended               Ended               Ended                Ended
                                                 June 30,            June 30,            June 30,            June 30,
                                                   2002                2002                2001                2001
                                               ------------        -----------         ------------        -----------
REVENUE

Rental                                         $ 2,840,722         $ 5,602,985         $ 2,757,175         $ 5,448,758
Interest and other                                  76,020             143,037              76,740             170,698
                                               -----------         -----------         -----------         -----------

Total Revenue                                    2,916,742           5,746,022           2,833,915           5,619,456
                                               -----------         -----------         -----------         -----------

EXPENSES

Administrative                                     623,087           1,168,226             550,094           1,112,899
Utilities                                          279,614             600,326             307,311             684,360
Operating and maintenance                          687,572           1,350,876             728,741           1,348,603
Taxes and insurance                                374,287             704,932             329,606             646,491
Financial                                          759,990           1,532,416             804,190           1,556,268
Depreciation and amortization                    1,038,710           2,066,827           1,040,021           2,056,966
                                               -----------         -----------         -----------         -----------

Total Expenses                                   3,763,260           7,423,603           3,759,963           7,405,587

NET LOSS                                       $  (846,518)        $(1,677,581         $  (926,048)        $(1,786,131)
                                               ===========         ===========         ===========         ===========

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.        $  (138,879)        $  (242,732)        $  (156,563)        $  (349,545)
General partners and other limited
  partners, which includes $653,372,
  $1,317,686, $710,695 and $1,317,446
  of Partnership loss in excess of
  investment                                      (707,639)         (1,434,849)           (769,485)         (1,436,586)

                                               $  (846,518)        $(1,677,581         $  (926,048)        $(1,786,131)
                                               ===========         ===========         ===========         ===========

   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2002, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2002, Registrant received cash from interest revenue and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $266,000 during the six months ended September 29, 2002 (which includes a net unrealized gain on investments in bonds of approximately $241,000, accretion of zero coupon bonds of approximately $43,000 and amortization of net premium on investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2002 of $242,732 and cash distributions received from Local Partnerships of $12,750 (exclusive of distributions of $11,752 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $904,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of September 29, 2002.

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

Registrant's operations for the three months ended September 29, 2002 and 2001 resulted in net losses of $217,989 and $236,247, respectively. Other comprehensive income for the three months ended September 29, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $145,284 and $118,155, respectively.

The Local Partnerships' net loss of approximately $847,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $2,917,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,725,000 and approximately $1,039,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $926,000 for the three months ended June 30, 2001 was attributable to rental and other revenue of approximately $2,834,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,720,000 and approximately $1,040,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 2002 and 2001 resulted in net losses of $405,202 and $499,906, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $107,000, which decrease resulted primarily from a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income for the six months ended September 29, 2002 and 2001 resulted from a net unrealized gain on investments in bonds of $240,906 and $65,465, respectively.

The Local Partnerships' net loss of approximately $1,678,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $5,746,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,357,000 and approximately $2,067,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,786,000 for the six months ended June 30, 2001 was attributable to rental and other revenue of approximately $5,619,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,348,000 and approximately $2,057,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

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

Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $317,000 as of June 30, 2002 that was established to cover operating deficits; there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $45,000 for the six months ended June 30, 2002. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2001. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of June 30, 2002, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over three years in arrears as of November 2002. In October 2001, a workout agreement was reached, in principle, under which all arrearages would be added to the mortgage balance and all future payments would be payable to the extent of the net cash flow of the property. As part of such workout, it is anticipated that Westminster would admit a new Local General Partner. The final terms of the workout remain pending as of November 2002. There can be no assurance that the workout issues will be resolved and the mortgage remains in default without a formal forbearance. Westminster incurred an operating deficit of approximately $23,000 for the six months ended June 30, 2002, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $101,000 for the six months ended June 30, 2002, which includes property management fees of approximately $43,000. Payments on the mortgage are current and the Property does not incur real estate taxes. Sydney Engel has an operating reserve with a balance of approximately $122,000 as of June 30, 2002. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel generated approximately $14.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

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

         None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is over three years in arrears on its first mortgage obligation as of November 2002. Although the local general partner is conducting ongoing discussions with the lender, the lender has issued a notice of default.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.   Exhibits

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


                                    AMERICAN TAX CREDIT PROPERTIES III L.P.
                                    (a Delaware limited partnership)

                                    By:  Richman Tax Credit Properties III L.P.,
                                         General Partner

                                    By:  Richman Housing Credits Inc.,
                                         general partner


Dated: November 13, 2002            /s/ David Salzman
                                    -------------------------------------
                                    by: David Salzman
                                        President of the general partner
                                        of the General Partner


Dated: November 13, 2002            /s/ Neal Ludeke
                                    -------------------------------------
                                    by: Neal Ludeke
                                        Vice President and Treasurer of the
                                        general partner of the General Partner
                                        (Principal Financial and Accounting
                                        Officer of Registrant)