Form 10-Q/A
period 2002-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2003-02-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                   FORM 10-Q/A
                                (AMENDMENT NO.1)

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

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3545006
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
------------------------------------                          ------------
(Address of principal executive offices)                       (Zip Code)


------------------------------------------------------------------------------
Registrant's telephone number, including area code:  (203) 869-0900
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

                                EXPLANATORY NOTE

This amendment to Registrant's Form 10-Q for the quarterly period ended September 29, 2002 is being filed solely to insert Part I, Item 4, Controls and Procedures and the Sarbanes Oxley Act of 2002 Section 302 Certifications, each as set forth herein.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


Table of Contents


Item 1.  Financial Statements                                              Page
-----------------------------                                              ----

Balance Sheets.............................................................. 3

Statements of Operations.................................................... 4

Statements of Cash Flows.................................................... 5

Notes to Financial Statements............................................... 7

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations................................. 11

Item 3. Quantitative and Qualitative Disclosure about Market Risk........... 14

Item 4. Controls and Procedures............................................. 14

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

   For the six months ended September 29, 2002, the investment in local partnerships activity consists of the following:


      Investment in local partnerships as of March 30, 2002       $ 1,787,370

      Equity in loss of investment in local partnerships             (242,732)*

      Cash distributions received from Local Partnerships             (24,502)

      Cash distributions  from Local Partnerships
        classified as other income                                     11,752
                                                                  -----------
      Investment  in local  partnerships  as of
        September 29, 2002                                        $ 1,531,888
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
                                                               ============           ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2002
                                   (UNAUDITED)

3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2002 and 2001 are as follows:


                                               Three Months         Six Months         Three Months         Six Months
                                                  Ended               Ended               Ended                Ended
                                                 June 30,            June 30,            June 30,            June 30,
                                                   2002                2002                2001                2001
                                               ------------        -----------         ------------        -----------
REVENUE

Rental                                         $ 2,840,722         $ 5,602,985         $ 2,757,175         $ 5,448,758
Interest and other                                  76,020             143,037              76,740             170,698
                                               -----------         -----------         -----------         -----------

Total Revenue                                    2,916,742           5,746,022           2,833,915           5,619,456
                                               -----------         -----------         -----------         -----------

EXPENSES

Administrative                                     623,087           1,168,226             550,094           1,112,899
Utilities                                          279,614             600,326             307,311             684,360
Operating and maintenance                          687,572           1,350,876             728,741           1,348,603
Taxes and insurance                                374,287             704,932             329,606             646,491
Financial                                          759,990           1,532,416             804,190           1,556,268
Depreciation and amortization                    1,038,710           2,066,827           1,040,021           2,056,966
                                               -----------         -----------         -----------         -----------

Total Expenses                                   3,763,260           7,423,603           3,759,963           7,405,587

NET LOSS                                       $  (846,518)        $(1,677,581)        $  (926,048)        $(1,786,131)
                                               ===========         ===========         ===========         ===========

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.        $  (138,879)        $  (242,732)        $  (156,563)        $  (349,545)
General partners and other limited
  partners, which includes $653,372,
  $1,317,686, $710,695 and $1,317,446
  of Partnership loss in excess of
  investment                                      (707,639)         (1,434,849)           (769,485)         (1,436,586)

                                               $  (846,518)        $(1,677,581         $  (926,048)        $(1,786,131)
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


Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

a. Within the 90 days prior to the date of this report, the Chief Executive Officer and Chief Financial Officer of Richman Housing Credits Inc., the general partner of Richman Tax credit Properties III L.P., which in turn is the General Partner of the Registrant, carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

Changes in internal controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

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


                                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                     (a Delaware limited partnership)

                                     By: Richman Tax Credit Properties III L.P.,
                                         General Partner

                                     By: Richman Housing Credits Inc., general
                                         partner


Dated: February 13, 2003             /s/ David Salzman
                                     --------------------------------------
                                     by: David Salzman
                                         Chief Executive Officer


Dated: February 13, 2003             /s/ Neal Ludeke
                                     --------------------------------------
                                     by: Neal Ludeke
                                         Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Properties III L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003              By: /s/ David Salzman
                                         --------------------------------------
                                           David Salzman
                                           Chief Executive Officer of Richman
                                           Housing Credits Inc., general partner
                                           of Richman Tax Credit Properties
                                           III L.P., general partner of the
                                           Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q, as amended, of American Tax Credit Properties III L.P. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have;

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date (the "Evaluation Date") within 90 days prior to the filing date of this quarterly report; and

     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function);

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the Evaluation Date, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  February 13, 2003               By: /s/ Neal Ludeke
                                       ----------------------------------------
                                         Neal Ludeke
                                         Chief Financial Officer of Richman
                                         Housing Credits Inc., general partner
                                         of Richman Tax Credit Properties
                                         III L.P., general partner of the
                                         Company