Form 10-Q
period 2002-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2003-02-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2002
                               -----------------

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                       Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                               13-3545006
 ------------------------------                              -----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                 06830
---------------------------------------                            -----------
(Address of principal executive offices)                            (Zip Code)


Registrant's telephone number, including area code:  (203) 869-0900
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

     Balance Sheets..........................................................3

     Statements of Operations................................................4

     Statements of Cash Flows................................................5

     Notes to Financial Statements...........................................7


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                    December 30,    March 30,
                                                       Notes            2002           2002
                                                       -----        -----------     --------

ASSETS

Cash and cash equivalents                                            $   120,605           $    51,896
Investments in bonds                                     2             2,982,687             2,877,273
Investment in local partnerships                         3             1,395,549             1,787,370
Interest receivable                                                       24,081                27,739
                                                                     -----------           -----------

                                                                     $ 4,522,922           $ 4,744,278
                                                                     ===========           ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                              $   940,786           $   950,974
  Payable to general partner and affiliates                            1,711,605             1,538,043
                                                                     -----------           -----------

                                                                       2,652,391             2,489,017
                                                                     -----------           -----------

Partners' equity (deficit)

  General partner                                                       (299,343)             (293,063)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                                   1,894,655             2,516,405
  Accumulated other comprehensive income, net            2               275,219                31,919
                                                                     -----------           -----------

                                                                       1,870,531             2,255,261
                                                                     -----------           -----------

                                                                     $ 4,522,922           $ 4,744,278
                                                                     ===========           ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three             Nine              Three             Nine
                                                    Months           Months             Months            Months
                                                    Ended             Ended             Ended             Ended
                                                   December          December          December          December
                                      Notes        30, 2002          30, 2002          30, 2001          30, 2001
                                      -----       ---------         ---------         ---------          --------

REVENUE

Interest                                          $  46,271         $ 140,684         $  50,984         $ 157,884
Other income from local
partnerships                            3             1,785            13,537             1,785            11,491
                                                  ---------         ---------         ---------         ---------

TOTAL REVENUE                                        48,056           154,221            52,769           169,375
                                                  ---------         ---------         ---------         ---------

EXPENSES

Administration fees                                  57,643           172,929            57,643           172,929
Management fees                                      57,643           172,929            57,643           172,929
Professional fees                                    12,940            43,269            24,740            53,037
Printing, postage and other                           7,208            14,942             5,441            13,539
                                                  ---------         ---------         ---------         ---------

TOTAL EXPENSES                                      135,434           404,069           145,467           412,434

Loss from operations                                (87,378)         (249,848)          (92,698)         (243,059)

Equity in loss of investment
  in local partnerships                 3          (135,450)         (378,182)         (138,744)         (488,289)
                                                  ---------         ---------         ---------         ---------

NET LOSS                                           (222,828)         (628,030)         (231,442)         (731,348)

Other comprehensive income
  (loss)                                2             2,394           243,300           (67,655)           (2,190)
                                                  ---------         ---------         ---------         ---------

COMPREHENSIVE LOSS                                $(220,434)        $(384,730)        $(299,097)        $(733,538)
                                                  =========         =========         =========         =========

NET LOSS ATTRIBUTABLE TO

  General partner                                 $  (2,228)        $  (6,280)        $  (2,314)        $  (7,313)
  Limited partners                                 (220,600)         (621,750)         (229,128)         (724,035)
                                                  ---------         ---------         ---------         ---------

                                                  $(222,828)        $(628,030)        $(231,442)        $(731,348)
                                                  =========         =========         =========         =========

NET LOSS per unit of limited
  partnership interest
  (35,883 units of limited
  partnership interest)                           $   (6.15)        $  (17.33)        $   (6.39)        $  (20.18)
                                                  =========         =========         =========         =========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                   2002              2001
                                                                ---------          ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $  81,477          $  91,825
Cash used for local partnerships for deferred
expenses                                                                              (2,200)
Cash paid for
   administration fees                                            (13,496)          (268,597)
   management fees                                               (158,800)          (133,000)
   professional fees                                              (53,457)           (53,037)
   printing, postage and other expenses                           (14,942)           (14,882)
                                                                ---------          ---------

Net cash used in operating activities                            (159,218)          (379,891)
                                                                ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturities/redemptions and sales of bonds                         200,751
Cash distributions from local partnerships                         27,176             17,270
                                                                ---------          ---------

Net cash provided by investing activities                         227,927             17,270
                                                                ---------          ---------

Net increase (decrease) in cash and cash
equivalents                                                        68,709           (362,621)

Cash and cash equivalents at beginning of period                   51,896            543,718
                                                                ---------          ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                      $ 120,605          $ 181,097
                                                                =========          =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds,
net                                                             $ 243,300          $  (2,190)
                                                                =========          =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating  activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


                                                            2002         2001
                                                         ----------   ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                 $(628,030)   $(731,348)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local partnerships       378,182      488,289
  Gain on sale of bond                                        (660)
  Distributions from local partnerships classified
   as other income                                         (13,537)     (11,491)
  Amortization of net premium on investments in
   bonds                                                     2,960        3,635
  Accretion of zero coupon bonds                           (65,165)     (65,165)
  Decrease (increase) in interest receivable                 3,658       (4,529)
  Decrease in accounts payable and accrued expenses        (10,188)    (117,343)
  Decrease in other liabilities                                          (2,200)
  Increase in payable to general partner and
   affiliates                                              173,562       60,261
                                                         ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                    $(159,218)   $(379,891)
                                                         =========    =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2002
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2002 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2002 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2002, certain information concerning investments in bonds is as follows:


                                                              Gross                Gross
                                       Amortized           unrealized            unrealized          Estimated
   Description and maturity              cost                 gains                losses            fair value
   ------------------------            ---------           ----------            ----------          ----------

Corporate debt securities
  After one year through
   five years                         $  875,435           $   49,952           $     --             $  925,387
  After five years through
  ten years                              426,872               64,377                 --                491,249
                                      ----------           ----------           ----------           ----------

                                       1,302,307              114,329                 --              1,416,636
                                      ----------           ----------           ----------           ----------

U.S. Treasury debt securities
  After one year through
   five years                            125,264               12,267                 --                137,531
  After five years through
  ten years                            1,279,897              148,623                 --              1,428,520
                                      ----------           ----------           ----------           ----------

                                       1,405,161              160,890                 --              1,566,051
                                      ----------           ----------           ----------           ----------
                                      $2,707,468           $  275,219           $     --             $2,982,687
                                      ==========           ==========           ==========           ==========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of September 30, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,915,000 and accrued interest payable on such loans totaling approximately $3,926,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2002, the investment in local partnerships activity consists of the following:


      Investment in local partnerships as of March 30, 2002     $  1,787,370

      Equity in loss of investment in local partnerships            (378,182)*

      Cash distributions received from Local Partnerships            (27,176)

      Cash distributions from Local Partnerships classified
        as other income                                               13,537
                                                                  ----------

      Investment in local partnerships as of December 30, 2002    $1,395,549
                                                                  ==========


   * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,903,310 for the nine months ended September 30, 2002 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2002 and December 31, 2001 are as follows:


                                                                 September 30,         December 31,
                                                                     2002                 2001
                                                                 ------------         -------------

   ASSETS

Cash and cash equivalents                                       $  1,153,334          $  1,315,560
Rents receivable                                                     464,484               436,887
Escrow deposits and reserves                                       5,558,113             5,116,763
Land                                                               3,910,215             3,910,215
Buildings and improvements (net of accumulated
  depreciation of $46,188,251 and $43,134,422)                    68,072,556            71,063,036
Intangible assets (net of accumulated amortization
  of $491,712 and $461,704)                                          556,878               587,246
Other assets                                                       1,108,103               952,741
                                                                ------------          ------------

                                                                $ 80,823,683          $ 83,382,448
                                                                ============          ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                         $  1,207,201          $    971,643
  Due to related parties                                           4,976,967             5,021,765
  Mortgage loans                                                  83,915,461            84,445,613
  Accrued interest                                                 3,925,552             3,620,621
  Other liabilities                                                  662,524               673,666

                                                                  94,687,705            94,733,308
                                                                ------------          ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions                    28,869,626            28,894,128
   Cumulative loss                                               (26,109,977)          (25,731,795)
                                                                ------------          ------------

                                                                   2,759,649             3,162,333
                                                                ------------          ------------

  General partners and other limited partners
   Capital contributions, net of distributions                      (266,976)             (245,667)
   Cumulative loss                                               (16,356,695)          (14,267,526)
                                                                ------------          ------------

                                                                 (16,623,671)          (14,513,193)
                                                                ------------          ------------

                                                                 (13,864,022)          (11,350,860)
                                                                ------------          ------------

                                                                $ 80,823,683          $ 83,382,448
                                                                ============          ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2002
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 and 2001 are as follows:


                                              Three Months         Nine Months          Three Months         Nine Months
                                                  Ended               Ended                Ended               Ended
                                              September 30,        September 30,        September 30,       September 30,
                                                 2002                  2002                 2001                2001
                                              ------------        -------------         ------------        -------------

   REVENUE

Rental                                       $  2,767,867         $  8,370,852         $  2,741,464         $  8,190,222
Interest and other                                 82,648              225,685              117,582              288,280
                                             ------------         ------------         ------------         ------------

Total Revenue                                   2,850,515            8,596,537            2,859,046            8,478,502
                                             ------------         ------------         ------------         ------------

EXPENSES

Administrative                                    532,267            1,700,493              499,303            1,612,202
Utilities                                         234,136              834,462              228,200              912,560
Operating and maintenance                         693,926            2,044,802              744,258            2,092,861
Taxes and insurance                               380,756            1,085,688              319,439              965,930
Financial                                         781,535            2,313,951              777,814            2,334,082
Depreciation and amortization                   1,017,665            3,084,492            1,011,331            3,068,297
                                             ------------         ------------         ------------         ------------

Total Expenses                                  3,640,285           11,063,888            3,580,345           10,985,932
                                             ------------         ------------         ------------         ------------

NET LOSS                                     $   (789,770)        $ (2,467,351)        $   (721,299)        $ (2,507,430)
                                             ============         ============         ============         ============

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties               $   (135,450)        $   (378,182)        $   (138,744)        $   (488,289)
III L.P.
General partners and other
  limited partners, which
  includes $585,624,
  $1,903,310, $523,575 and
  $1,841,021 of Partnership
  loss in excess of investment                   (654,320)          (2,089,169)            (582,555)          (2,019,141)
                                             ------------         ------------         ------------         ------------

                                             $   (789,770)        $ (2,467,351)        $   (721,299)        $ (2,507,430)
                                             ============         ============         ============         ============

   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2002, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2002. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2002, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $174,000 during the nine months ended December 30, 2002 (which includes a net unrealized gain on investments in bonds of approximately $243,000, accretion of zero coupon bonds of approximately $65,000 and amortization of net premium on investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2002, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2002 of $378,182 and cash distributions received from Local Partnerships of $13,639 (exclusive of distributions of $13,537 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $904,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2002.

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

Registrant's operations for the three months ended December 30, 2002 and 2001 resulted in net losses of $222,828 and $231,442, respectively. Other comprehensive income (loss) for the three months ended December 30, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $2,394 and $(67,655), respectively.

The Local Partnerships' net loss of approximately $790,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $2,850,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,622,000 and approximately $1,018,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $721,000 for the three months ended September 30, 2001 was attributable to rental and other revenue of approximately $2,859,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,569,000 and approximately $1,011,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 2002 and 2001 resulted in net losses of $628,030 and $731,348, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $110,000, which decrease resulted primarily from an increase in the nonrecognition of losses in accordance with the equity method of accounting and a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the nine months ended December 30, 2002 and 2001 resulted from a net unrealized gain (loss) on investments in bonds of $243,300 and $(2,190), respectively.

The Local Partnerships' net loss of approximately $2,467,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $8,597,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,980,000 and approximately $3,084,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,507,000 for the nine months ended September 30, 2001 was attributable to rental and other revenue of approximately $8,479,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,918,000 and approximately $3,068,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2002, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $317,000 as of September 30, 2002 that was established to cover operating deficits; there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $34,000 for the nine months ended September 30, 2002. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2001. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of September 30, 2002, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over three years in arrears as of February 2003. In October 2001, a workout agreement was reached, in principle, under which all arrearages would be added to the mortgage balance and all future payments would be payable to the extent of the net cash flow of the property. As part of such workout, it is anticipated that Westminster would admit a new Local General Partner. The final terms of the workout remain pending as of February 2003. There can be no assurance that the workout issues will be resolved and the mortgage remains in default without a formal forbearance. Westminster incurred an operating deficit of approximately $34,000 for the nine months ended September 30, 2002, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster is scheduled to generate approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.


Item 4.  Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c)). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is over three years in arrears on its first mortgage obligation as of February 2003. Although the local general partner is conducting ongoing discussions with the lender, the lender has issued a notice of default.

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


                                  AMERICAN TAX CREDIT PROPERTIES III L.P.
                                  (a Delaware limited partnership)

                                  By:  Richman Tax Credit Properties III L.P.,
                                       General Partner

                                  By:  Richman Housing Credits Inc.,
                                       general partner


Dated: February 13, 2003          /s/  David Salzman
                                  -------------------------------
                                  by:  David Salzman
                                       Chief Executive Officer



Dated: February 13, 2003          /s/ Neal Ludeke
                                  -------------------------------
                                  by:  Neal Ludeke
                                       Chief Financial Officer

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Properties III L.P. (the "Company");

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


Date:   February 13, 2003                    /s/ David Salzman
                                             ------------------------------
                                             by: David Salzman
                                             Chief Executive Officer of Richman
                                             Housing Credits Inc., general
                                             partner of Richman Tax Credit
                                             Properties III L.P., general
                                             partner of the Company

I, Neal Ludeke, certify that:

1. I have reviewed this quarterly report on Form 10-Q of American Tax Credit Properties III L.P. (the "Company");

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

4. The Company's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

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


Date:   February 13, 2003                       /s/ Neal Ludeke
                                                -------------------------------
                                                by: Neal Ludeke
                                                Chief Financial Officer of
                                                Richman Housing Credits, Inc.,
                                                general partner of Richman Tax
                                                Credit Properties III L.P.,
                                                general partner of the Company