Form 10-K
period 2003-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2003-06-30
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                  (Mark One)

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 30, 2003
                                             --------------

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________ to _________

                                     0-19217
                 ----------------------------------------------
                            (Commission File Number)

                     American Tax Credit Properties III L.P.
      (Exact name of registrant as specified in its governing instruments)

                Delaware                                       13-3545006
 -------------------------------------------                ------------------
(State or other jurisdiction of organization)                (I.R.S. Employer
                                                            Identification No.)
Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                          06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (203) 869-0900
                                                            --------------

Securities registered pursuant to Section 12(b) of the Act:

      None                                             None
---------------------                -------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:



                      Units of Limited Partnership Interest
 ------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes X   No___
                                     ---

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

Richman Tax Credit Properties III L.P. (the "General Partner"), a Delaware limited partnership, was formed on September 21, 1989 to act as the general partner of Registrant. The general partner of the General Partner is Richman Housing Credits Inc. ("Richman Housing"), a Delaware corporation that is wholly owned by Richard Paul Richman. Richman Housing is an affiliate of The Richman Group, Inc. ("Richman Group"), a Delaware corporation founded by Richard Paul Richman in 1988.

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001 and Job Creation and Worker Assistance Act of 2002 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity that does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.     Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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


                                                                                         Mortgage
Name of Local Partnership                         Number                            loans payable as of     Subsidy
Name of apartment complex                        of rental         Capital              December 31,         (see
Apartment complex location                         units         contribution              2002            footnotes)
--------------------------                       ---------       ------------       -------------------    ----------

April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico                             48          $  485,581             $1,980,296          (1b&d)

Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                                    24             235,732              1,028,823          (1b&d)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi                              16              95,412                461,511          (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                              48             239,716 (2)          1,428,095            (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi                             24             208,820                670,554          (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                                 66             668,172              2,629,597          (1b&d)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                   40             183,155 (2)          1,096,634          (1b&d)

Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan                          100           2,174,720 (2)          3,313,001            (1c)

Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey                              59           4,204,576              4,936,911            (1a)

Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina                         33             278,405              1,242,244          (1b&d)

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania                           18             581,645                590,264          (1a&b)



Item 2. Properties (continued)



                                                                                         Mortgage
Name of Local Partnership                         Number                            loans payable as of     Subsidy
Name of apartment complex                        of rental         Capital              December 31,         (see
Apartment complex location                         units         contribution              2002            footnotes)
--------------------------                       ---------       ------------       -------------------    ----------

Country View Apartments
Country View Apartments
Pembroke, Maine                                      16          $  279,183             $  929,391          (1b&d)

Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico                            41             422,929              1,863,565          (1b&d)

Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                                 72             631,404              3,167,700          (1b&d)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                                    24             156,261                682,238          (1b&d)

Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                                   35           1,948,081              3,869,930          (1a&b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina                             34             322,074              1,413,949          (1b&d)

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                                   24             130,158                610,844          (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                                    30             284,218              1,259,122          (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                              32             135,528                778,437          (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania                           40           1,809,723              2,312,477          (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                                     32             253,580              1,004,428          (1b&d)
Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                  24             123,799                752,561          (1b&d)




Item 2. Properties (continued)



                                                                                        Mortgage
Name of Local Partnership                        Number                           loans payable as of      Subsidy
Name of apartment complex                       of rental        Capital              December 31,          (see
Apartment complex location                        units        contribution              2002             footnotes)
--------------------------                      ---------      ------------       -------------------     ----------

Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                                40          $  314,865             $1,426,203            (1b&d)
Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                                        30             448,922              1,466,875            (1b&d)
Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                              48             284,847 (2)          1,864,895            (1b&d)
Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                               28             213,402                920,328            (1b&d)
NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan                        168           2,372,292              3,850,171          (1a,b&g)
Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts                        28             302,575              1,456,772          (1b,d&f)
North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi                          18             146,565                479,097            (1b&d)
Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                                  32             456,090                425,929             (1a)
Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico                               66             630,570              2,502,210           (1b&d)
Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                40             191,512 (2)          1,136,111             (1b)
Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                         29             597,050 (2)          1,532,919           (1b&e)
Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania                         24             208,465                890,588           (1b&d)
Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                                   87             751,560              3,281,591           (1b&d)




Item 2. Properties (continued)


                                                                                    Mortgage
Name of Local Partnership                      Number                          loans payable as of     Subsidy
Name of apartment complex                     of rental         Capital            December 31,         (see
Apartment complex location                      units         contribution            2002            footnotes)
--------------------------                    ---------       ------------     -------------------    ----------

Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina                         52         $ 1,088,667         $ 1,677,183             (1b)
Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates) The Castle
New York, New York                               224           3,201,874          16,682,455             (1b)
Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania                      36             371,589           1,435,626             (1b)
Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi                         24             191,695             840,843           (1b&d)
Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania                          36             360,859           1,470,625             (1b)
West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi                         28             230,212             745,254           (1b&d)
Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania                        42           1,047,993           1,607,972           (1b&e)
                                                             -----------       -------------
                                                             $29,264,476       $  83,716,219
                                                             ===========       =============

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

                                     PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2003 was approximately 1,633, holding 35,883 Units.

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2003 and 2002.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2002 and 2001 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2002 are as follows:


                                                     Low-income
                                                     Tax Credits
                                                     -----------

               Tax year ended December 31, 2002        $ 21.61
               Tax year ended December 31, 2001        $ 87.38

               Cumulative totals                     $1,555.22


Notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein), Registrant expects to generate total Low-income Tax Credits from investments in Local Partnerships of approximately $1,558 per Unit through December 31, 2003.

Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                    Years Ended March 30,
                                        -----------------------------------------------------------------------------------
                                            2003              2002              2001              2000              1999
                                        -----------       -----------       -----------       -----------       -----------

Interest and other revenue              $   224,254       $   215,927       $   235,418       $   247,106       $   252,224
                                        ===========       ===========       ===========       ===========       ===========

Equity in loss of investment in
   local partnerships                   $  (536,158)      $(1,193,807)      $(1,228,135)      $(1,764,816)      $(2,453,590)
                                        ===========       ===========       ===========       ===========       ===========

Net loss                                $  (875,199)      $(1,509,355)      $(1,519,430)      $(2,035,647)      $(2,756,082)
                                        ===========       ===========       ===========       ===========       ===========

Net loss per unit of limited
   partnership interest                 $    (24.15)      $    (41.64)      $    (41.92)      $    (56.16)      $    (76.04)
                                        ===========       ===========       ===========       ===========       ===========


                                                                    Years Ended March 30,
                                        -----------------------------------------------------------------------------------
                                            2003              2002              2001              2000              1999
                                        -----------       -----------       -----------       -----------       -----------

Total assets                            $ 4,153,964       $ 4,744,278       $ 6,512,494       $ 7,579,955       $ 9,511,546
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

As of March 30, 2003, Registrant has cash and cash equivalents and investments in bonds totaling $2,896,108, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2003, Registrant's investments in bonds represent corporate bonds of $1,198,059 and U.S. Treasury debt securities of $1,588,499 with various maturity dates ranging from 2003 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2003, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $33,000 during the year ended March 30, 2003 (which includes a net unrealized gain on investments in bonds of approximately $226,000, the amortization of net premium on investments in bonds of approximately $3,000 and the accretion of zero coupon bonds of approximately $86,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2002 of $536,158 (including an adjustment to Registrant's carrying value of its investment in three Local Partnerships of $103,063 in accordance with applicable accounting guidelines) (see discussion below under Results of Operations) and cash distributions received from Local Partnerships of $15,639 (exclusive of distributions from Local Partnerships of $21,713 classified as other income). Payable to general partner and affiliate in the accompanying balance sheet as of March 30, 2003 represents deferred management and administration fees.

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

Registrant's operations for the years ended March 30, 2003, 2002, and 2001 resulted in net losses of $875,199, $1,509,355, and $1,519,430, respectively. The decrease in net loss from fiscal 2002 to fiscal 2003 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $658,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during the each of the three years ended March 30, 2003 as reflected in Note 5 to the financial statements, changes in the nonrecognition of losses in accordance with the equity method of accounting and
(ii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $3,253,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $4,100,000 and interest on non-mandatory debt of approximately $361,000, and does not include required principal payments on permanent mortgages of approximately $754,000. The Local Partnerships' net loss of approximately $3,262,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,125,000 and interest on non-mandatory debt of approximately $356,000, and does not include principal payments on permanent mortgages of approximately $722,000. The Local Partnerships' net loss of approximately $3,365,000 for the year ended December 31, 2000 includes depreciation and amortization expense of approximately $4,088,000, interest on non-mandatory debt of approximately $357,000, and does not include principal payments on permanent mortgages of approximately $667,000.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2002, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2002, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of December 31, 2002, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately four years in arrears, representing an arrearage of approximately $400,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2003. Westminster incurred an operating deficit of approximately $53,000 for the year ended December 31, 2002, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2003 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $118,000 for the year ended December 31, 2002, which includes property management fees of approximately $102,000. Payments on the mortgage are current and the Property does not incur real estate taxes. Sydney Engel withdrew approximately $61,000 from its operating reserve during the year ended December 31, 2002. Such reserve has a balance of approximately $122,000 as of December 31, 2002. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel generated approximately $14.5 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $317,000 as of December 31, 2002 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $45,000 for the year ended December 31, 2002. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

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

     o Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

     o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on Registrant's financial position, results of operations or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on Registrant's financial position, results of operations or cash flows.

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

                          Independent Auditors' Report


To the Partners
American Tax Credit Properties III L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 2003 and 2002, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2003 and 2002, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 17, 2003


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2003 AND 2002


                                                          Notes             2003                  2002
                                                          -----           ----------           -----------
ASSETS

Cash and cash equivalents                                  3,9           $   109,550           $    51,896
Investments in bonds                                       4,9             2,786,558             2,877,273
Investment in local partnerships                           5,8             1,235,573             1,787,370
Interest receivable                                          9                22,283                27,739
                                                                         -----------           -----------

                                                                         $ 4,153,964           $ 4,744,278
                                                                         ===========           ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                      8           $   864,971           $   950,974
  Payable to general partner and affiliate                 6,8             1,683,190             1,538,043
                                                                         -----------           -----------

                                                                           2,548,161             2,489,017
                                                                         -----------           -----------

Commitments and contingencies                                8

Partners' equity (deficit)                                 2,4

  General partner                                                           (301,815)             (293,063)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                                       1,649,958             2,516,405
  Accumulated other comprehensive income, net                                257,660                31,919
                                                                         -----------           -----------

                                                                           1,605,803             2,255,261
                                                                         -----------           -----------

                                                                         $ 4,153,964           $ 4,744,278
                                                                         ===========           ===========



                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001


                                                Notes          2003                2002                2001
                                                -----       -----------         -----------         -----------
REVENUE

Interest                                                    $   202,541         $   204,436         $   226,667
Other income from local partnerships                             21,713              11,491               8,751
                                                            -----------         -----------         -----------

TOTAL REVENUE                                                   224,254             215,927             235,418
                                                            -----------         -----------         -----------

EXPENSES

Administration fees                               6,8           230,571             230,571             230,571
Management fees                                   6,8           230,571             230,571             230,571
Professional fees                                                53,730              53,037              47,601
Printing, postage and other                                      48,423              17,296              17,970
                                                            -----------         -----------         -----------

TOTAL EXPENSES                                                  563,295             531,475             526,713
                                                            -----------         -----------         -----------

Loss from operations                                           (339,041)           (315,548)           (291,295)

Equity in loss of investment in
local partnerships                                  5          (536,158)         (1,193,807)         (1,228,135)
                                                            -----------         -----------         -----------

NET LOSS                                                       (875,199)         (1,509,355)         (1,519,430)

Other comprehensive income (loss)                   4           225,741             (55,166)            194,488
                                                            -----------         -----------         -----------

COMPREHENSIVE LOSS                                          $  (649,458)        $(1,564,521)        $(1,324,942)
                                                            ===========         ===========         ===========

NET LOSS ATTRIBUTABLE TO                            2

  General partner                                           $    (8,752)        $   (15,094)        $   (15,194)
  Limited partners                                             (866,447)         (1,494,261)         (1,504,236)
                                                            -----------         -----------         -----------
                                                            $  (875,199)        $(1,509,355)        $(1,519,430)
                                                            ===========         ===========         ===========

NET LOSS per unit of limited
partnership
  Interest (35,883 units of limited
  partnership interest)                                     $    (24.15)        $    (41.64)        $    (41.92)
                                                            ===========         ===========         ===========


                       See Notes to Financial Statements.

                   AMERICAN TAX CREDIT PROPERTIES III L.P.
             STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                  YEARS ENDED MARCH 30, 2003, 2002 AND 2001



                                                                                          Accumulated Other
                                                         General          Limited           Comprehensive
                                                         Partner          Partners        Income (Loss), Net     Total
                                                         -------          --------        ------------------     -----

Partners' equity (deficit), March 30, 2000            $  (262,775)       $ 5,514,902        $  (107,403)       $ 5,144,724

Net loss                                                  (15,194)        (1,504,236)                           (1,519,430)

Other comprehensive income, net                                                                 194,488            194,488
                                                      -----------        -----------        -----------        -----------
Partners' equity (deficit), March 30, 2001               (277,969)         4,010,666             87,085          3,819,782

Net loss                                                  (15,094)        (1,494,261)                           (1,509,355)

Other comprehensive loss, net                                                                   (55,166)           (55,166)
                                                      -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2002               (293,063)         2,516,405             31,919          2,255,261

Net loss                                                   (8,752)          (866,447)                             (875,199)

Other comprehensive income, net                                                                 225,741            225,741
                                                      -----------        -----------            --------           --------

Partners' equity (deficit), March 30, 2003            $  (301,815)       $ 1,649,958        $   257,660        $ 1,605,803
                                                      ===========        ===========        ===========        ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001


                                                                   2003                2002                2001
                                                                ---------           ---------           ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                               $ 105,058           $ 125,328           $ 153,508
Cash used for local partnerships for deferred
  expenses                                                         (2,200)             (4,750)
Cash paid for administration fees                                (132,195)           (388,645)           (100,000)
   management fees                                               (299,800)           (274,000)           (100,000)
   professional fees                                              (53,730)            (53,037)            (47,601)
   printing, postage and other expenses                           (18,426)            (17,288)            (16,881)
                                                                ---------           ---------           ---------

Net cash used in operating activities                            (399,093)           (609,842)           (115,724)
                                                                ---------           ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                         37,352              18,020              29,578
Maturity/redemption and sale of bonds                             419,395             100,000             367,065
Investment in bonds (includes accrued interest
  of $14,838)                                                                                            (610,910)
                                                                ---------           ---------           ---------

Net cash provided by (used in) investing
  activities                                                      456,747             118,020            (214,267)
                                                                ---------           ---------           ---------

Net increase (decrease) in cash and cash
  equivalents                                                      57,654            (491,822)           (329,991)

Cash and cash equivalents at beginning of year                     51,896             543,718             873,709
                                                                ---------           ---------           ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                        $ 109,550           $  51,896           $ 543,718
                                                                =========           =========           =========

Significant Non-Cash Investing Activities

Unrealized gain (loss) on investments in bonds, net             $ 225,741           $ (55,166)          $ 194,488
                                                                =========           =========           =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 20.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2003, 2002 AND 2001


                                                               2003                2002             2001
                                                            -----------        -----------       -----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES

Net loss                                                    $  (875,199)       $(1,509,355)      $(1,519,430)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local
     partnerships                                               536,158          1,193,807         1,228,135
   Distributions from local partnerships
     classified as other income                                 (21,713)           (11,491)           (8,751)
   Loss (gain) on redemption and sale of bonds                  (19,434)                               4,167
   Amortization of net premium on investments
     in bonds                                                     2,986              5,747             7,074
   Accretion of zero coupon bonds                               (86,491)           (86,491)          (86,491)

   Decrease in interest receivable                                5,456              1,636             2,091
   Increase in payable to general partner and                   145,147             30,497           261,142
   affiliate
   Increase (decrease) in accounts payable and                  (86,003)          (231,992)            1,089
   accrued expenses
   Decrease in other liabilities                                                    (2,200)           (4,750)
                                                            -----------        -----------       -----------

NET CASH USED IN OPERATING ACTIVITIES                       $  (399,093)       $  (609,842)      $  (115,724)
                                                            ===========        ===========       ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2003, 2002 AND 2001

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


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

   Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemption or sale of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

   Recently Issued Accounting Standards

   In November 2002, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of an obligation assumed under a guarantee. FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued. The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Partnership's financial position, results of operations or cash flows.

   In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 addresses the consolidation by business enterprises of variable interest entities as defined. FIN 46 applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest entity created before February 1, 2003, FIN 46 applies to that enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The adoption of FIN 46 is not expected to have a material effect on the Partnership's financial position, results of operations or cash flows.

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

3. Cash and Cash Equivalents

   As of March 30, 2003, the Partnership has cash and cash equivalents of $109,550 that are deposited in interest bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


4.   Investments in Bonds

     The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including the providing of operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

     As of March 30, 2003, certain information concerning investments in bonds is as follows:


                                                                         Gross              Gross             Estimated
                                                     Amortized         unrealized         unrealized            fair
      Description and maturity                          cost             gains              losses              value
      ------------------------                      ----------         ----------         ----------         ----------

Corporate debt securities
   After one year through five years                $  784,039         $   47,212         $     --           $  831,251
   After five years through ten years                  319,549             47,259               --              366,808
                                                    ----------         ----------         ----------         ----------

                                                     1,103,588             94,471               --            1,198,059
                                                    ----------         ----------         ----------         ----------

U.S. Treasury debt securities
  After one year through five years                    752,158             85,427               --              837,585
   After five years through ten years                  673,152             77,762               --              750,914
                                                    ----------         ----------         ----------         ----------

                                                     1,425,310            163,189               --            1,588,499
                                                    ----------         ----------         ----------         ----------

                                                    $2,528,898         $  257,660         $     --           $2,786,558
                                                    ==========         ==========         ==========         ==========


       As of March 30, 2002, certain information concerning investments in bonds is as follows:


                                                                         Gross              Gross             Estimated
                                                     Amortized         unrealized         unrealized            fair
      Description and maturity                          cost             gains              losses              value
      ------------------------                      ----------         ----------         ----------         ----------

Corporate debt securities
   Within one year                                 $   199,466        $     6,848         $      --          $   206,314
   After one year through five years                   797,906             19,896                --              817,802
   After five years through ten years                  504,386             14,820              (4,489)           514,717
                                                   -----------        -----------         -----------        -----------

                                                     1,501,758             41,564              (4,489)         1,538,833

U.S. Treasury debt securities
   After five years through ten years                1,343,596                335              (5,491)         1,338,440
                                                   -----------        -----------         -----------        -----------

                                                   $ 2,845,354        $    41,899         $    (9,980)       $ 2,877,273
                                                   ===========        ===========         ===========        ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.   Investment in Local Partnerships

     As of March 30, 2003, the Partnership owns a limited partnership interest in the following Local Partnerships:

     1.   April Gardens Apartments II Limited Partnership;
     2.   Ashland Park Apartments, L.P.;
     3.   Auburn Family, L.P.;
     4.   Batesville Family, L.P.;
     5.   Bay Springs Elderly, L.P.;
     6.   Brisas del Mar Apartments Limited Partnership;
     7.   Bruce Housing Associates, L.P.;
     8.   Carrington Limited Dividend Housing Association Limited Partnership;
     9.   Chestnut Park Associates, L.P.*;
     10.  Chowan Senior Manor Associates Limited Partnership;
     11.  Christian Street Commons Associates;
     12.  Country View Apartments ("Country View");
     13.  Desarrollos de Belen Limited Partnership;
     14.  Desarrollos de Emaus Limited Partnership;
     15.  Ellinwood Heights Apartments, L.P.;
     16.  Fulton Street Houses Limited Partnership;
     17.  Hayes Run Limited Partnership;
     18.  Howard L. Miller Sallisaw Apartments II, L.P.;
     19.  Hurlock Meadow Limited Partnership;
     20.  Ivy Family, L.P.;
     21.  Justin Associates ("Justin");
     22.  LaBelle Commons, Ltd.;
     23.  Lawrence Road Properties, Ltd.;
     24.  Loma Del Norte Limited Partnership;
     25.  Long Reach Associates Limited Partnership;
     26.  Mirador del Toa Limited Partnership;
     27.  Moore Haven Commons, Ltd.;
     28.  NP-89 Limited Dividend Housing Association Limited Partnership;
     29.  Nash Hill Associates, Limited Partnership;
     30.  North Calhoun City, L.P. ("North Calhoun");
     31.  Orange City Plaza, Limited Partnership ("Orange City");
     32.  Puerta del Mar Limited Partnership;
     33.  Purvis Heights Properties, L.P.;
     34.  Queen Lane Investors;
     35.  Somerset Manor, Ltd.;
     36.  Sugar Cane Villas, Ltd.;
     37.  Summerfield Apartments Limited Partnership ("Summerfield");
     38. Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates)*;
     39.  Union Valley Associates Limited Partnership;
     40.  Walnut Grove Family, L.P.;
     41.  Waynesboro Apartments Limited Partnership;
     42.  West Calhoun City, L.P. ("West Calhoun"); and
     43.  Westminster Apartments Limited Partnership ("Westminster").

       *An affiliate of the General Partner is a general partner of and/or provides services to the Local Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001

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

   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid as of March 30, 2003. As of December 31, 2002, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,716,000 and accrued interest payable on such loans totaling $4,027,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note
   1). The amount of such excess losses applied to other partners' capital was $2,586,565, $2,440,940, and $2,468,205 for the years ended December 31, 2002,
   2001 and 2000, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

   As of December 31, 2002, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately four years in arrears, representing an arrearage of approximately $400,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance.

   As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see
   Note 1), the Partnership reduced its investment in Country View, North Calhoun and West Calhoun by $34,787, $29,765 and $38,511 respectively for the year ended March 31, 2003. The partnership reduced the investment in Justin, Orange City, and Summerfield by $234,362, $194,862, and $205,205 respectively, for the year ended March 31, 2002, and by $230,000, $155,000, and $186,000 respectively, for the year ended March 31, 2001. Such losses are included in the equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

   The combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2002, 2001 and 2000 are reflected on pages 26 and 27, respectively.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of December 31, 2002 and 2001 are as follows:

                                                                       2002                 2001
                                                                  ------------          ------------
    ASSETS

Cash and cash equivalents                                         $  1,339,340          $  1,315,560
Rents receivable                                                       481,854               436,887
Escrow deposits and reserves                                         5,297,817             5,116,763
Land                                                                 3,910,215             3,910,215
Buildings and improvements (net of
  accumulated depreciation of $47,186,840 and $43,134,422)          67,320,566            71,063,036
Intangible assets (net of accumulated
  amortization of $503,495 and $461,704)                               545,454               587,246
Other assets                                                         1,024,189               952,741
                                                                  ------------          ------------

                                                                  $ 79,919,435          $ 83,382,448
                                                                  ============          ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                           $  1,045,598          $    971,643
  Due to related parties                                             5,092,769             5,021,765
  Mortgage loans                                                    83,716,219            84,445,613
  Accrued interest                                                   4,026,656             3,620,621
  Other liabilities                                                    691,048               673,666
                                                                  ------------          ------------

                                                                    94,572,290            94,733,308
                                                                  ------------          ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions                      28,866,952            28,894,128
   Cumulative loss                                                 (26,164,890)          (25,731,795)
                                                                  ------------          ------------

                                                                     2,702,062             3,162,333
                                                                  ------------          ------------

  General partners and other limited partners
   Capital contributions, net of distributions                        (267,633)             (245,667)
   Cumulative loss                                                 (17,087,284)          (14,267,526)
                                                                  ------------          ------------

                                                                   (17,354,917)          (14,513,193)
                                                                  ------------          ------------

                                                                   (14,652,855)          (11,350,860)
                                                                  ------------          ------------
                                                                  $ 79,919,435          $ 83,382,448
                                                                  ============          ============

                   AMERICAN TAX CREDIT PROPERTIES III L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the years ended December 31, 2002, 2001 and 2000 are as follows:


                                                          2002                    2001                    2000
                                                     ------------             ------------             ------------
    REVENUE

Rental                                               $ 11,188,578             $ 10,917,485             $ 10,778,097
Interest and other                                        343,487                  376,528                  400,732
                                                     ------------             ------------             ------------
Total Revenue
                                                       11,532,065               11,294,013               11,178,829
                                                     ------------             ------------             ------------

EXPENSES

Administrative                                          2,295,834                2,305,944                2,400,469
Utilities                                               1,184,078                1,223,442                1,080,099
Operating and maintenance                               2,671,075                2,511,755                2,552,119
Taxes and insurance                                     1,461,674                1,273,886                1,237,907
Financial                                               3,072,036                3,115,247                3,185,319
Depreciation and amortization                           4,100,221                4,125,260                4,088,150
                                                     ------------             ------------             ------------

Total Expenses
                                                       14,784,918               14,555,534               14,544,063
                                                     ------------             ------------             ------------

NET LOSS                                             $ (3,252,853)            $ (3,261,521)            $ (3,365,234)
                                                     ============             ============             ============

NET LOSS ATTRIBUTABLE TO

  American Tax Credit                                $   (433,095)            $   (559,378)            $   (657,135)
  Properties III L.P.
  General partners and other limited
   partners, which includes $2,586,565,
   $2,444,940 and $2,468,205 of
   Partnership loss in excess
   of investment                                       (2,819,758)              (2,702,143)              (2,708,099)
                                                     ------------             ------------             ------------

                                                     $ (3,252,853)            $ (3,261,521)            $ (3,365,234)
                                                     ============             ============             ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2003 is as follows:

                                                           Partnership's                    Cash           Cash
                                            Investment       equity in    Adjustment to distributions   distributions   Investment
                                             in Local      income (loss) carrying value    received     classified as    in Local
                                            Partnership       for the      during the     during the    other income    Partnership
                                           balance as of     year ended    year ended     year ended   during the year  balance as
                                             March 30,      December 31,    March 30,   March 30, 2003  ended March 30, of March 30,
Name of Local Partnership                      2002             2002          2003                          2003            2003


April Gardens Apartments II Limited
  Partnership                               $     --     $       --(2)   $      --       $   (960)        $      960     $       --
Ashland Park Apartments, L.P.                     --             --(2)          --             --                 --             --
Auburn Family, L.P.                               --             --(2)          --             --                 --             --
Batesville Family, L.P.                           --             --(2)          --             --                 --             --
Bay Springs Elderly, L.P.                         --             --(2)          --             --                 --             --
Brisas del Mar Apartments Limited
  Partnership                                     --             --(2)          --         (1,320)             1,320             --
Bruce Housing Associates, L.P.                    --             --(2)          --             --                 --             --
Carrington Limited Dividend Housing
  Association Limited Partnership            461,757       (124,962)            --             --                 --        336,795
Chestnut Park Associates, L.P.                    --             --(2)          --             --                 --             --
Chowan Senior Manor Associates
  Limited Partnership                             --             --(2)          --         (1,580)             1,580             --
Christian Street Commons Associates               --             --(2)          --             --                 --             --
Country View Apartments                       47,058        (11,521)        (34,787)(3)      (750)                --             --
Desarrollos de Belen Limited
  Partnership                                     --            --(2)           --             --                 --             --
Desarrollos de Emaus Limited
  Partnership                                     --            --(2)           --             --                 --             --
Ellinwood Heights Apartments, L.P.            20,606          5,279             --             --                 --         25,885
Fulton Street Houses Limited
  Partnership                                     --            --(2)           --             --                 --             --
Hayes Run Limited Partnership                     --            --(2)           --         (1,785)             1,785             --
Howard L. Miller Sallisaw
  Apartments II, L.P.                          4,115         (2,912)            --             --                 --          1,203
Hurlock Meadow Limited
  Partnership                                     --             --(2)          --         (3,176)             3,176             --
Ivy Family, L.P.                                  --             --(2)          --             --                 --             --
Justin Associates                                 --             --             --             --                 --             --
LaBelle Commons, Ltd.                             --             --(2)          --             --                 --             --
Lawrence Road Properties, Ltd.                    --             --(2)          --             --                 --             --
Loma Del Norte Limited Partnership             9,220         (5,220)(1)         --         (4,000)                --             --
Long Reach Associates Limited
  Partnership                                     --             --(2)          --             --                 --             --
Mirador del Toa Limited Partnership               --             --(2)          --           (572)               572             --
Moore Haven Commons, Ltd.                         --             --(2)          --             --                 --             --
NP-89 Limited Dividend Housing
  Association Limited Partnership          1,082,233       (212,730)            --        (10,000)                --        860,503
Nash Hill Associates, Limited
  Partnership                                 42,781        (40,602)            --             --                 --          2,179
North Calhoun City, L.P.                      37,012         (7,247)       (29,765)(3)         --                 --             --
Orange City Plaza, Limited
  Partnership                                     --            --(2)           --             --                 --             --
Puerta del Mar Limited Partnership                --            --(2)           --         (1,320)             1,320             --
Purvis Heights Properties, L.P.               32,896        (22,999)            --           (889)                --          9,008
Queen Lane Investors                              --            --(2)           --             --                 --             --
Somerset Manor, Ltd.                              --            --(2)           --             --                 --             --
Sugar Cane Villas, Ltd.                           --            --(2)           --             --                 --             --
Summerfield Apartments Limited
  Partnership                                     --            --(2)           --        (10,000)            10,000             --
Sydney Engel Associates L.P.                      --            --(2)           --         (1,000)             1,000             --
Union Valley Associates Limited
  Partnership                                     --            --(2)           --             --                 --             --
Walnut Grove Family, L.P.                         --            --(2)           --             --                 --             --
Waynesboro Apartments Limited
  Partnership                                     --            --(2)           --             --                 --             --
West Calhoun City, L.P.                       48,692       (10,181)        (38,511)(3)         --                 --             --
Westminster Apartments Limited
  Partnership                                     --            --(2)           --             --                 --             --
                                         -----------     ---------       ---------       --------         ----------     ----------
                                         $ 1,787,370     $(433,095)      $(103,063)      $(37,352)        $   21,713     $1,235,573
                                         ===========     =========       =========       ========         ==========     ==========


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2002 is as follows:

                                                                                                          Cash
                                                       Partnership's                        Cash       distributions    Investment
                                      Investment        equity in        Adjustment to  distributions  classified as     in Local
                                       in Local       income (loss)     carrying value     received    other income     Partnership
                                      Partnership         for the         during the      during the    during the       balance
                                     balance as of      year ended        year ended      year ended    year ended        as of
                                       March 30,       December 31,        March 30,      March 30,     March 30,        March 30,
Name of Local Partnership                2001              2001              2002           2002          2002             2002
-----------------------------------------------------------------------------------------------------------------------------------

April Gardens Apartments II
  Limited Partnership                 $       --        $      --(2)       $    --        $    (960)    $    960       $        --
Ashland Park Apartments, L.P.                 --               --(2)            --               --           --                --
Auburn Family, L.P.                        8,160           (8,160)              --               --           --                --
Batesville Family, L.P.                       --               --(2)            --             (390)         390                --
Bay Springs Elderly, L.P.                 11,177          (11,177)(1)           --               --           --                --
Brisas del Mar Apartments
  Limited Partnership                         --               --(2)            --           (1,320)       1,320                --
Bruce Housing Associates, L.P.                --               --(2)            --               --           --                --
Carrington Limited Dividend
  Housing Association Limited
  Partnership                            610,103         (148,346)              --               --           --           461,757
Chestnut Park Associates, L.P.                --               --(2)            --               --           --                --
Chowan Senior Manor Associates
  Limited Partnership                         --               --(2)            --           (1,580)       1,580                --
Christian Street Commons
  Associates                                  --               --(2)            --               --           --                --
Country View Apartments                   81,954          (34,146)              --             (750)          --            47,058
Desarrollos de Belen Limited
  Partnership                                 --               --(2)            --               --           --                --
Desarrollos de Emaus Limited
  Partnership                                 --               --(2)            --               --           --                --
Ellinwood Heights Apartments, L.P.        14,394             6,212              --               --           --            20,606
Fulton Street Houses Limited
  Partnership                                 --               --(2)            --               --           --                --
Hayes Run Limited Partnership                 --               --(2)            --           (1,785)       1,785                --
Howard L. Miller Sallisaw
  Apartments II, L.P.                      8,284           (4,169)              --               --           --             4,115
Hurlock Meadow Limited
  Partnership                                 --              --(2)             --               --           --                --
Ivy Family, L.P.                              --              --(2)             --               --           --                --
Justin Associates                        368,047          (133,685)        (234,362)(3)          --           --                --
LaBelle Commons, Ltd.                         --               --(2)            --               --           --                --
Lawrence Road Properties,
  Ltd.                                        --               --(2)            --             (565)         565                --
Loma Del Norte Limited
  Partnership                             31,623          (18,403)              --           (4,000)          --             9,220
Long Reach Associates Limited
  Partnership                             35,757          (35,757)(1)           --               --           --                --
Mirador del Toa Limited
  Partnership                                 --               --(2)            --             (572)         572                --
Moore Haven Commons, Ltd.                     --               --(2)            --               --           --                --
NP-89 Limited Dividend
  Housing Association
  Limited Partnership                  1,150,934          (67,701)              --               --           --         1,083,233
Nash Hill Associates, Limited
  Partnership                             81,001          (38,220)              --               --           --            42,781
North Calhoun City, L.P.                  41,469           (4,457)              --               --           --            37,012
Orange City Plaza, Limited
  Partnership                            211,001          (16,139)         (194,862)             --           --                --
Puerta del Mar Limited
  Partnership                                 --               --(2)            --           (1,320)       1,320                --
Purvis Heights Properties,
  L.P.                                    45,979          (11,304)              --           (1,779)          --            32,896
Queen Lane Investors                          --               --(2)            --           (2,999)       2,999                --
Somerset Manor, Ltd.                          --               --(2)            --               --           --                --
Sugar Cane Villas, Ltd.                       --               --(2)            --               --           --                --
Summerfield Apartments
  Limited Partnership                    228,444          (23,239)         (205,205)             --           --                --
Sydney Engel Associates L.P.                  --               --(2)            --               --           --                --
Union Valley Associates
  Limited Partnership                         --               --(2)            --               --           --                --
Walnut Grove Family, L.P.                     --               --(2)            --               --           --                --
Waynesboro Apartments
  Limited Partnership                         --               --(2)            --               --           --                --
West Calhoun City, L.P.                   59,379          (10,687)              --               --           --            48,692
Westminster Apartments
  Limited Partnership                         --               --(2)            --               --           --                --
                                      ----------        ---------         ---------        --------     --------       -----------
                                      $2,987,706        $(559,378)        $(634,429)       $(18,020)    $ 11,491       $ 1,787,370
                                      ==========        =========         =========        ========     ========       ===========


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 2002 is as follows:


                                                                   Mortgage                         Buildings and    Accumulated
          Name of Local Partnership                              loans payable         Land         improvements     depreciation
       --------------------------------------------------------- --------------  ---------------- ---------------- ---------------

       April Gardens Apartments II Limited Partnership         $  1,980,296      $     39,984     $   2,484,604    $   (1,198,472)
       Ashland Park Apartments, L.P.                               1,028,823           50,160         1,247,739          (547,591)
       Auburn Family, L.P.                                           461,511           20,000           564,799          (239,518)
       Batesville Family, L.P.                                     1,428,095           52,000         1,820,751          (705,028)
       Bay Springs Elderly, L.P.                                     670,554           38,000           847,593          (354,876)
       Brisas del Mar Apartments Limited Partnership               2,629,597          100,280         3,362,895        (1,623,278)
       Bruce Housing Associates, L.P.                              1,096,634           16,000         1,460,299          (675,664)
       Carrington Limited Dividend Housing Association
          Limited Partnership                                      3,313,001          200,000         6,576,478        (2,992,681)
       Chestnut Park Associates, L.P.                              4,936,911          781,700         8,654,778        (3,692,202)
       Chowan Senior Manor Associates Limited Partnership          1,242,244           86,101         1,530,162          (675,850)
       Christian Street Commons Associates                           590,264               --             7,545            (1,085)
       Country View Apartments                                       929,391           35,698         1,238,033          (348,450)
       Desarrollos de Belen Limited Partnership                    1,863,565           96,190         2,534,399          (872,191)
       Desarrollos de Emaus Limited Partnership                    3,167,700          214,000         4,050,973        (1,318,784)
       Ellinwood Heights Apartments, L.P.                            682,238           10,000           892,848          (278,602)
       Fulton Street Houses Limited Partnership                    3,869,930                2         6,023,119        (2,402,631)
       Hayes Run Limited Partnership                               1,413,949           85,060         1,566,104          (475,651)
       Howard L. Miller Sallisaw Apartments II, L.P.                 610,844           39,000           735,346          (240,073)
       Hurlock Meadow Limited Partnership                          1,259,122           49,525         1,587,778          (671,775)
       Ivy Family, L.P.                                              778,437           11,000         1,075,733          (501,620)
       Justin Associates                                           2,312,477           27,472         4,369,992        (1,750,111)
       LaBelle Commons, Ltd.                                       1,004,428           98,947         1,184,937          (458,923)
       Lawrence Road Properties, Ltd.                                752,561           50,000           947,764          (358,996)
       Loma Del Norte Limited Partnership                          1,426,203           84,874         1,814,082          (568,731)
       Long Reach Associates Limited Partnership                   1,466,875          118,446         1,878,410          (623,154)
       Mirador del Toa Limited Partnership                         1,864,895          105,000         2,341,013        (1,155,272)
       Moore Haven Commons, Ltd.                                     920,328           73,645         1,197,000          (539,431)
       NP-89 Limited Dividend Housing Association Limited
          Partnership                                              3,850,171          150,000         7,536,598        (3,128,386)
       Nash Hill Associates, Limited Partnership                   1,456,772          123,876         1,695,582          (542,552)
       North Calhoun City, L.P.                                      479,097           12,000           645,767          (270,259)
       Orange City Plaza, Limited Partnership                        425,929           53,904         1,045,306          (373,561)
       Puerta del Mar Limited Partnership                          2,502,210          115,000         3,201,130        (1,553,840)
       Purvis Heights Properties, L.P.                             1,136,111           47,000         1,506,005          (541,865)
       Queen Lane Investors                                        1,532,919           60,301         2,781,754        (1,188,295)
       Somerset Manor, Ltd.                                          890,588           53,383         1,107,954          (491,700)
       Sugar Cane Villas, Ltd.                                     3,281,591           58,500         4,088,461        (1,819,665)
       Summerfield Apartments Limited Partnership                  1,677,183          195,411         2,708,470          (771,346)
       Sydney Engel Associates L.P.                               16,682,455          284,305        19,443,724        (8,540,801)
       Union Valley Associates Limited Partnership                 1,435,626           97,800         1,758,877          (540,318)
       Walnut Grove Family, L.P.                                     840,843           30,000         1,041,805          (445,539)
       Waynesboro Apartments Limited Partnership                   1,470,625           76,000         1,790,894          (575,728)
       West Calhoun City, L.P.                                       745,254           18,000         1,030,716          (435,562)
       Westminster Apartments Limited Partnership                  1,607,972           51,651         1,129,209          (696,783)
                                                                ------------     ------------      ------------     -------------
                                                                $ 83,716,219     $  3,910,215      $114,507,406     $ (47,186,840)
                                                                ============     ============      ============     =============


5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 2001 is as follows:


                                                        AMERICAN TAX CREDIT PROPERTIES III L.P.
                                                      NOTES TO FINANCIAL STATEMENTS - (Continued)
                                                             MARCH 30, 2003, 2002 AND 2001


                                                                   Mortgage                         Buildings and    Accumulated
          Name of Local Partnership                              loans payable         Land         improvements     depreciation
       --------------------------------------------------------- --------------  ---------------- ---------------- ---------------

       April Gardens Apartments II Limited Partnership          $  1,985,673      $     39,984     $   2,472,242    $  (1,102,091)
       Ashland Park Apartments, L.P.                               1,032,119            50,160         1,247,739         (502,430)
       Auburn Family, L.P.                                           464,082            20,000           562,144         (218,849)
       Batesville Family, L.P.                                     1,431,853            52,000         1,816,601         (656,198)
       Bay Springs Elderly, L.P.                                     672,501            38,000           846,080         (324,486)
       Brisas del Mar Apartments Limited Partnership               2,636,764           100,280         3,346,248       (1,491,564)
       Bruce Housing Associates, L.P.                              1,100,431            16,000         1,441,646         (622,106)
       Carrington Limited Dividend Housing Association
          Limited Partnership                                      3,349,699           200,000         6,524,793       (2,744,908)
       Chestnut Park Associates, L.P.                              5,008,787           781,700         8,654,778       (3,378,174)
       Chowan Senior Manor Associates Limited Partnership          1,248,204            86,101         1,525,607         (612,810)
       Christian Street Commons Associates                           598,651                --             7,545             (811)
       Country View Apartments                                       932,315            35,698         1,234,700         (314,237)
       Desarrollos de Belen Limited Partnership                    1,873,153            96,190         2,533,351         (780,692)
       Desarrollos de Emaus Limited Partnership                    3,177,251           214,000         4,048,704       (1,180,684)
       Ellinwood Heights Apartments, L.P.                            684,342            10,000           882,871         (262,063)
       Fulton Street Houses Limited Partnership                    3,869,930                 2         6,023,119       (2,170,387)
       Hayes Run Limited Partnership                               1,418,244            85,060         1,539,859         (431,255)
       Howard L. Miller Sallisaw Apartments II, L.P.                 612,583            39,000           735,346         (227,041)
       Hurlock Meadow Limited Partnership                          1,263,287            49,525         1,579,618         (612,430)
       Ivy Family, L.P.                                              783,986            11,000         1,067,700         (459,469)
       Justin Associates                                           2,351,775            27,472         4,369,992       (1,588,285)
       LaBelle Commons, Ltd.                                       1,007,656            98,947         1,184,937         (415,876)
       Lawrence Road Properties, Ltd.                                754,841            50,000           943,132         (334,816)
       Loma Del Norte Limited Partnership                          1,430,362            84,874         1,805,709         (520,563)
       Long Reach Associates Limited Partnership                   1,471,185           118,446         1,878,409         (570,854)
       Mirador del Toa Limited Partnership                         1,870,929           105,000         2,335,743       (1,069,149)
       Moore Haven Commons, Ltd.                                     923,166            73,645         1,197,000         (497,446)
       NP-89 Limited Dividend Housing Association
          Limited Partnership                                      3,958,572           150,000         7,503,004        (2,831,590)
       Nash Hill Associates, Limited Partnership                   1,461,265           123,876         1,694,743         (497,387)
       North Calhoun City, L.P.                                      482,888            12,000           632,110         (247,167)
       Orange City Plaza, Limited Partnership                        433,606            53,904         1,045,306         (339,881)
       Puerta del Mar Limited Partnership                          2,510,534           115,000         3,184,214       (1,429,418)
       Purvis Heights Properties, L.P.                             1,139,573            47,000         1,498,309         (502,897)
       Queen Lane Investors                                        1,543,391            60,301         2,778,023       (1,081,767)
       Somerset Manor, Ltd.                                          893,214            53,383         1,107,954         (450,879)
       Sugar Cane Villas, Ltd.                                     3,291,361            58,500         4,088,461       (1,674,400)
       Summerfield Apartments Limited Partnership                  1,707,117           195,411         2,694,742         (703,534)
       Sydney Engel Associates L.P.                               16,949,953           284,305        19,443,724       (7,831,633)
       Union Valley Associates Limited Partnership                 1,439,891            97,800         1,758,877         (496,625)
       Walnut Grove Family, L.P.                                     843,113            30,000         1,034,054         (405,406)
       Waynesboro Apartments Limited Partnership                   1,475,235            76,000         1,790,894         (531,293)
       West Calhoun City, L.P.                                       754,159            18,000         1,029,702         (397,136)
       Westminster Apartments Limited Partnership                  1,607,972            51,651         1,107,728         (623,735)
                                                                ------------      ------------      ------------     ------------
                                                                $ 84,445,613      $  3,910,215      $114,197,458    $ (43,134,422)
                                                                ============      ============      ============    =============

                   AMERICAN TAX CREDIT PROPERTIES III L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


5. Investment in Local Partnerships (continued)

   The summary of property activity during the year ended December 31, 2002 is as follows:


                                                                    Net change
                                                                  during the year
                                              Balance as of           ended             Balance as of
                                            December 31, 2001    December 31, 2002     December 31, 2002
                                            -----------------    -----------------     -----------------

Land                                          $   3,910,215       $        --            $   3,910,215
Buildings and improvements                      114,197,458             309,948            114,507,406
                                              -------------       -------------          -------------
                                                118,107,673             309,948            118,417,621
Accumulated depreciation                        (43,134,422)         (4,052,418)           (47,186,840)
                                              -------------       -------------          -------------
                                              $  74,973,251       $  (3,742,470)         $  71,230,781
                                              =============       =============          =============


6. Transactions with General Partner and Affiliates

   For the years ended March 30, 2003, 2002 and 2001, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:


                                                2003                        2002                        2001
                                        ----------------------      -----------------------     ----------------------
                                          Paid        Incurred       Paid         Incurred       Paid        Incurred
                                        --------      --------      --------      ---------     --------     ---------

Management fees (see Note 8)            $299,800      $230,571      $274,000      $230,571      $100,000      $230,571

Administration fees (see Note 8)          16,195       230,571       156,645       230,571       100,000       230,571


      For the years ended December 31, 2002, 2001 and 2000, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                                2002                        2001                        2000
                                        ----------------------      -----------------------     ----------------------
                                         Paid         Incurred        Paid         Incurred      Paid         Incurred
                                        -------       --------      --------       --------     -------       --------

Property management fees                $32,851        $37,800       $30,585        $32,020     $ 7,387       $31,754

Insurance and other services             35,297         34,231        17,267         17,267      22,953        22,687

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


7. Taxable Loss

   A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2003, 2002 and 2001 to the tax return net loss for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                                                        2003              2002               2001
                                                                    -----------        -----------        -----------
Financial  statement  net loss for the years ended March 30,
   2003, 2002, and 2001                                             $  (875,199)       $(1,509,355)       $(1,519,430)

Add (less) net transactions occurring between
    January 1, 2000 and March 30, 2000                                     --                 --              (64,238)
    January 1, 2001 and March 30, 2001                                     --              (73,432)            73,342
    January 1, 2002 and March 30, 2002                                  (72,489)            72,489               --
    January 1, 2003 and March 30, 2003                                   59,193               --                 --
                                                                    -----------        -----------        -----------

Adjusted financial statement net loss for the years ended
   December 31, 2002, 2001 and 2000                                    (888,495)        (1,510,298)        (1,510,236)

Adjustment to management and administration fees
   pursuant to Internal Revenue Code Section 267                        145,147            143,797            263,465

Differences arising from equity in loss of investment
   in local partnerships                                             (2,773,921)        (2,112,608)        (2,035,429)

Other income from local partnerships                                    (13,537)           (16,877)           (10,455)

Other differences                                                        (9,961)            11,184            (14,870)
                                                                    -----------        -----------        -----------
Tax return net loss for the years ended December 31,
   2002, 2001 and 2000                                              $(3,540,767)       $(3,484,802)       $(3,307,525)
                                                                    ===========        ===========        ===========


     The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2002 and 2001 are as follows:

                                                   2002             2001
                                                -----------      -----------

    Investment in local partnerships -
      financial reporting                       $ 1,237,573      $ 1,788,120
    Investment in local partnerships - tax       (8,971,306)      (5,633,301)
                                                -----------      -----------
                                                $10,208,879      $ 7,421,421
                                                ===========      ===========

     Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


8.   Commitments and Contingencies

     Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 2003. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 2003. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees and Additional Management Fees in the amount of $1,209,669 and $1,278,898 are included in payable to general partner and affiliate in the accompanying balance sheets as of March 30, 2003 and 2002, respectively.

     In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 2003. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 2003. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the amount of $788,673 and $904,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2003 and 2002, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $473,521 and $259,145 are included in due to general partner and affiliate in the accompanying balance sheets as of March 30, 2003 and 2002, respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


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


     The estimated fair value of the Partnership's financial instruments as of March 30, 2003 and 2002 are disclosed elsewhere in the financial statements.


10.  Quarterly Financial Information - Unaudited

     The following is a summary of results of operations for each of the four quarters for the years indicated:


                                            First                Second              Third                 Fourth
                                            Quarter              Quarter             Quarter               Quarter
                                          ----------           ----------          ----------            -----------
2003
----

Total revenue                             $  57,556            $  48,609            $  48,056            $  70,033

Loss from operations                        (83,360)             (79,110)             (87,378)             (89,193)

Equity in loss of investment
   in local partnerships                   (103,853)            (138,879)            (135,450)            (157,976)

Net loss                                   (187,213)            (217,989)            (222,828)            (247,169)

2002
----

Total revenue                             $  62,265            $  54,341            $  52,769            $  46,552

Loss from operations                        (70,677)             (79,684)             (92,698)             (72,489)

Equity in loss of investment
   in local partnerships                   (192,982)            (156,563)            (138,744)            (705,518)

Net loss                                   (263,659)            (236,247)            (231,442)            (778,007)

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2003, 2002 AND 2001


10. Quarterly Financial Information - Unaudited (continued)


                                           First                Second              Third                 Fourth
                                           Quarter              Quarter             Quarter               Quarter
                                         ----------           ----------          ----------            -----------
2003
----

2001
----

Total revenue                            $  57,178            $  59,978            $  60,402            $  57,860

Loss from operations                       (72,735)             (73,954)             (71,174)             (73,432)

Equity in loss of investment
   in local partnerships                  (206,251)            (145,784)            (126,502)            (749,598)

Net loss                                  (278,986)            (219,738)            (197,676)            (823,030)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and directors of Richman Housing are:

                          Served in present
Name                      capacity since(1)         Position held
----                      -----------------         -------------

Richard Paul Richman      September 21, 1989        Director
David A. Salzman          February 1, 2001          President
Neal Ludeke               September 21, 1989        Vice President and Treasurer
Gina S. Dodge             September 21, 1989        Secretary

--------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 55, is the sole Director of Richman Housing. Mr. Richman is the Chairman and principal stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 42, is the President of Richman Housing and is a minority stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 45, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 47, is the Secretary of Richman Housing. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Item 11.    Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 2003, Richman Housing did not pay any remuneration to any of its officers or its director.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Affiliates of Everest Properties, Inc., having the mailing address 155 N. Lake Avenue, Suite 1000, Pasadena, California 91101 are the owners of 2,125 Units, representing approximately 5.9% of all such Units. As of May 31, 2003, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2002 allocated to the General Partner were $35,408 and $7,836, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2002 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $28,620 and $6,333, respectively.

Indebtedness of Management.

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2003.


Item 14. Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, Registrant's Chief Executive Officer and Principal Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

   Changes in Internal Controls

b. There were no significant changes in Registrant's internal controls or in other factors that could significantly affect Registrant's internal controls subsequent to the date of that evaluation.

                                     PART IV

Item 15.    Exhibits, Financial Statement Schedules, and Reports on form 8-K

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

        (3)  Exhibits


                                                                                 Incorporated by
                                  Exhibit                                         Reference to
                                  -------                                        ---------------

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

     10.20           Ellinwood Heights Apartments, L.P. Amended and Restated     Exhibit 10.1 to Form 10-Q Report
                     Agreement of Limited Partnership                            dated June 29, 1991
                                                                                 (File No. 0-19217)


                                                                                 Incorporated by
                                  Exhibit                                         Reference to
                                  -------                                        ---------------

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

     28.5            Supplement No. 4 dated October 30, 1991 to Prospectus       Exhibit 28.5 to Form 10-K Report
                                                                                 dated March 30, 1992
                                                                                 (File No. 33-31390)

     28.6            Supplement No. 5 dated December 26, 1991 to Prospectus      Exhibit 28.6 to Form 10-K Report
                                                                                 dated March 30, 1992
                                                                                 (File No. 33-31390)

     28.7            Supplement No. 6 dated January 15, 1992 to Prospectus       Exhibit 28.7 to Form 10-K Report
                                                                                 dated March 30, 1990
                                                                                 (File No. 33-31390)

     99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - David Salzman - Chief Executive Officer of
                     Richman Housing Credits Inc., general partner of Richman
                     Tax Credit Properties III L.P., General Partner of the
                     Company.

     99.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Neal Ludeke - Chief Financial Officer of
                     Richman Housing  Credits Inc., general partner of Richman
                     Tax Credit Properties III L.P., General Partner of the
                     Company.

   (b) Reports on Form 8-K

   No reports on Form 8-K were filed by Registrant during the last quarter of the period covered by this report.

   (c) Exhibits

   See (a)(3) above.

   (d) Financial Statement Schedules

   See (a)(2) above.

                                   SIGNATURES
                                   ----------

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

Dated:  June 30, 2003              /s/ David Salzman
        -------------              -----------------------------
                                   by:   David Salzman
                                         Chief Executive Officer


Dated:  June 30, 2003              /s/ Neal Ludeke
        -------------              ------------------------------
                                   by:  Neal Ludeke
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                            Date
---------                      -----                            ----

/s/ David Salzman              Chief  Executive Officer of      June 30, 2003
--------------------------     the general partner              -------------
(David Salzman)                of the General Partner

/s/ Neal Ludeke                Chief Financial Officer of       June 30, 2003
--------------------------     the general partner              -------------
(Neal Ludeke)                  of the General Partner

                                 CERTIFICATIONS


I, David Salzman, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Properties III L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003                             /s/  David Salzman
                                                  ------------------------------
                                                  by: David Salzman
                                                  Chief Executive Officer
                                                  of Richman Housing
                                                  Credits Inc., general
                                                  partner of Richman Tax
                                                  Credit Properties III
                                                  L.P., General Partner
                                                  of the Registrant

I, Neal Ludeke, certify that:

1. I have reviewed this annual report on Form 10-K of American Tax Credit Properties III L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:   June 30, 2003                             /s/  Neal Ludeke
                                                  ------------------------------
                                                  by: Neal Ludeke
                                                  Chief Financial Officer
                                                  of Richman Housing
                                                  Credits Inc., general
                                                  partner of Richman Tax
                                                  Credit Properties III
                                                  L.P., General Partner
                                                  of the Registrant