Form 10-Q
period 2003-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2003-08-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ----------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2003
                               -------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the transition period from______________ to ____________


                         Commission file number: 0-19217
                                                 -------

                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-3545006
 ------------------------------                             ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                             06830
-------------------------------------                            ----------
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

Yes   X    No ___
    -----

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION


     Item 1. Financial Statements
             --------------------

     Table of Contents                                                   Page
     -----------------                                                   ----

     Balance Sheets.......................................................3

     Statements of Operations.............................................4

     Statements of Cash Flows.............................................5

     Notes to Financial Statements........................................7


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                     June 29,           March 30,
                                                      Notes            2003               2003
                                                      -----         -----------        -----------
ASSETS

Cash and cash equivalents                                           $    65,434        $   109,550
Investments in bonds                                    2             2,842,460          2,786,558
Investment in local partnerships                        3             1,174,027          1,235,573
Interest receivable                                                      18,059             22,283
                                                                    -----------        -----------

                                                                    $ 4,099,980        $ 4,153,964
                                                                    ===========        ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                             $   845,145        $   864,971
  Payable to general partner and affiliates                           1,769,427          1,683,190
                                                                    -----------        -----------

                                                                      2,614,572          2,548,161
                                                                    -----------        -----------

Commitment and contingencies                            3

Partners' equity (deficit)

  General partner                                                      (303,371)          (301,815)

  Limited partners (35,883 units of limited
   partnership interest outstanding)                                  1,495,876          1,649,958
  Accumulated other comprehensive income, net           2               292,903            257,660

                                                                    -----------        -----------

                                                                      1,485,408          1,605,803
                                                                    -----------        -----------
                                                                    $ 4,099,980        $ 4,153,964
                                                                    ===========        ===========



                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                   Notes              2003             2002
                                                   -----           ---------         ---------
REVENUE

Interest                                                           $  39,975         $  47,384
Other income from local partnerships                                   4,922            10,172
                                                                   ---------         ---------

TOTAL REVENUE                                                         44,897            57,556
                                                                   ---------         ---------

EXPENSES

Administration fees                                                   57,643            57,643
Management fees                                                       57,643            57,643
Professional fees                                                     10,430            20,157
State of New Jersey filing fee                                         6,353
Printing, postage and other                                            6,920             5,473
                                                                   ---------         ---------

TOTAL EXPENSES                                                       138,989           140,916
                                                                   ---------         ---------

Loss from operations                                                 (94,092)          (83,360)

Equity in loss of investment in local
  partnerships                                       3               (61,546)         (103,853)
                                                                   ---------         ---------

NET LOSS                                                            (155,638)         (187,213)

Other comprehensive income                           2                35,243            95,622
                                                                   ---------         ---------

COMPREHENSIVE LOSS                                                 $(120,395)        $ (91,591)
                                                                   =========         =========

NET LOSS ATTRIBUTABLE TO

  General partner                                                  $  (1,556)        $  (1,872)
  Limited partners                                                  (154,082)         (185,341)
                                                                   ---------         ---------

                                                                   $(155,638)        $(187,213)
                                                                   =========         =========

NET LOSS per unit of limited partnership
  interest (35,883 units of limited partnership
  interest)                                                        $   (4.29)        $   (5.17)
                                                                   =========         =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                          2003          2002
                                                       ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                      $  23,540      $  23,602
Cash paid for
   administration fees                                    (4,049)        (5,398)
   management fees                                       (25,000)       (25,000)
   professional fees                                        (259)       (50,670)
   State of New Jersey filing fee                        (36,353)
   printing, postage and other expenses                   (6,917)        (5,478)
                                                       ---------      ---------

Net cash used in operating activities                    (49,038)       (62,944)
                                                       ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                 4,922         22,922
                                                       ---------      ---------

Net cash provided by investing activities                  4,922         22,922
                                                       ---------      ---------

Net decrease in cash and cash equivalents                (44,116)       (40,022)

Cash and cash equivalents at beginning of period         109,550         51,896
                                                       ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  65,434      $  11,874
                                                       =========      =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain on investments in bonds, net           $  35,243      $  95,622
                                                       =========      =========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.



                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (continued)
                    THREE MONTHS ENDED JUNE 29, 2003 AND 2002
                                   (UNAUDITED)


                                                              2003          2002
                                                           ----------     ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                                   $(155,638)     $(187,213)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
   partnerships                                               61,546        103,853
  Distributions from local partnerships classified
   as other income                                            (4,922)       (10,172)
  Amortization of net premium on investments
   in bonds                                                      905             85
  Accretion of zero coupon bonds                             (21,564)       (21,564)
  Decrease (increase) in interest receivable                   4,224         (2,303)
  Increase in payable to general partner and
   affiliates                                                 86,237         84,888
  Decrease in accounts payable and accrued expenses          (19,826)       (30,518)
                                                           ---------      ---------

NET CASH USED IN OPERATING ACTIVITIES                      $ (49,038)     $ (62,944)
                                                           =========      =========




                       See Notes to Financial Statements.

                    AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of June 29, 2003, certain information concerning investments in bonds is as follows:


                                                               Gross           Gross
                                            Amortized        unrealized      unrealized       Estimated
   Description and maturity                   cost             gains           losses         fair value
   ------------------------                ----------       -----------      ----------       ----------

Corporate debt securities
  Within one year                          $  199,762       $    8,142       $     --         $  207,904
  After one year through five years           803,647           86,742             --            890,389
  After five years through ten years          100,467           11,658             --            112,125
                                           ----------       ----------       --------         ----------
                                            1,103,876          106,542             --          1,210,418
                                           ----------       ----------       --------         ----------

U.S. Treasury debt securities
  After one year through five years         1,445,681          186,361             --          1,632,042
                                           ----------       ----------       --------         ----------

                                           $2,549,557       $  292,903       $     --         $2,842,460
                                           ==========       ==========       ==========       ==========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of March 31, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,520,000 and accrued interest payable on such loans totaling approximately $4,127,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the three months ended June 29, 2003, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of
        March 30, 2003                                  $1,235,573

      Equity in loss of investment in local
        partnerships                                       (61,546)*

      Cash distributions received from Local
        Partnerships                                        (4,922)

      Cash distributions from Local
        Partnerships classified as other income              4,922
                                                        ----------
      Investment in local partnerships as of
        June 29, 2003                                   $1,174,027
                                                        ==========

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $610,795 for the three months ended March 31, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   As of March 31, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately four years in arrears, representing an arrearage of approximately $433,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance.

   The combined unaudited balance sheets of the Local Partnerships as of March 31, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of March 31, 2003 and December 31, 2002 are as follows:


                                                               March 31,          December 31,
                                                                 2003                 2002
                                                             ------------         ------------
   ASSETS

Cash and cash equivalents                                    $  1,319,154         $  1,339,340
Rents receivable                                                  433,990              481,854
Escrow deposits and reserves                                    5,450,970            5,297,817
Land                                                            3,910,215            3,910,215
Buildings and improvements (net of accumulated
  depreciation of $48,211,443 and $47,186,840)                 66,357,470           67,320,566
Intangible assets (net of accumulated amortization
  of $513,937 and $503,495)                                       549,593              545,454
Other assets                                                    1,244,521            1,024,189
                                                             ------------         ------------

                                                             $ 79,265,913         $ 79,919,435
                                                             ============         ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                      $  1,240,321         $  1,045,598
  Due to related parties                                        5,103,062            5,092,769
  Mortgage loans                                               83,520,221           83,716,219
  Accrued interest                                              4,127,481            4,026,656
  Other liabilities                                               694,473              691,048
                                                             ------------         ------------

                                                               94,685,558           94,572,290
                                                             ------------         ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions                 28,856,776           28,866,952
   Cumulative loss                                            (26,226,436)         (26,164,890)
                                                             ------------         ------------

                                                                2,630,340            2,702,062
                                                             ------------         ------------

  General partners and other limited partners
   Capital contributions, net of distributions                   (293,845)            (267,633)
   Cumulative loss                                            (17,756,140)         (17,087,284)
                                                             ------------         ------------

                                                              (18,049,985)         (17,354,917)
                                                             ------------         ------------

                                                              (15,419,645)         (14,652,855)
                                                             ------------         ------------
                                                             $ 79,265,913         $ 79,919,435
                                                             ============         ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three months ended March 31, 2003 and 2002 are as follows:


                                                             2003               2002
                                                          -----------        -----------
   REVENUE

   Rental                                                 $ 2,901,980        $ 2,762,263
   Interest and other                                          60,826             67,017
                                                          -----------        -----------

   Total Revenue                                            2,962,806          2,829,280
                                                          -----------        -----------

   EXPENSES

   Administrative                                             565,675            545,139
   Utilities                                                  343,911            320,712
   Operating and maintenance                                  627,771            663,304
   Taxes and insurance                                        374,661            330,645
   Financial                                                  751,006            772,426
   Depreciation and amortization                            1,030,184          1,028,117
                                                          -----------        -----------

   Total Expenses                                           3,693,208          3,660,343
                                                          -----------        -----------

   NET LOSS                                               $  (730,402)       $  (831,063)
                                                          ===========        ===========

   NET LOSS ATTRIBUTABLE TO

     American Tax Credit Properties III L.P.              $   (61,546)       $  (103,853)
     General partners and other limited
      partners, which includes $610,795 and
      $664,314 of Partnership loss in excess of
        investment                                           (668,856)          (727,210)
                                                          -----------        -----------

                                                          $  (730,402)       $  (831,063)
                                                          ===========        ===========

   The combined results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.

4. Additional Information

   Additional information, including the audited March 30, 2003 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2003 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2003, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2003, Registrant received cash from interest revenue and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $12,000 during the three months ended June 29, 2003 (which includes a net unrealized gain on investments in bonds of approximately $35,000, accretion of zero coupon bonds of approximately $22,000 and amortization of net premium of investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2003 of $61,546. Accounts payable and accrued expenses includes deferred administration fees of $788,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2003.

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

Registrant's operations for the three months ended June 29, 2003 and 2002 resulted in net losses of $155,638 and $187,213 respectively. Other comprehensive income for the three months ended June 29, 2003 and 2002 resulted from a net unrealized gain on investments in bonds of $35,243 and $95,622 respectively.

The Local Partnerships' net loss of approximately $730,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $2,963,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,663,000 and approximately $1,030,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $831,000 for the three months ended March 31, 2002 was attributable to rental and other revenue of approximately $2,829,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,632,000 and approximately $1,028,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2003, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $317,000 as of March 31, 2003 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $10,000 for the three months ended March 31, 2003. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of March 31, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately four years in arrears, representing an arrearage of approximately $433,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2003. Westminster incurred an operating deficit of approximately $33,000 for the three months ended March 31, 2003, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Justin Associates ("Justin") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin incurred an operating deficit of approximately $10,000 for the three months ended March 31, 2003, which includes property management fees of approximately $4,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. Justin generated approximately $9.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

Ashland Park Apartments, L.P. ("Ashland Park") incurred an operating deficit of approximately $13,000 for the three months ended March 31, 2003. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Ashland Park, after cumulative equity losses, became zero during the year ended March 30, 1999. Ashland Park generated approximately $1.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the three months ended March 31, 2003, Queen Lane incurred an operating deficit of approximately $15,000, which includes property management fees of approximately $3,000. Payments on the mortgage and real estate taxes are current. Queen Lane generated approximately $2.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

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

   1. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

   2. If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

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


Item 4.  Controls and Procedures

   Evaluation of Disclosure Controls and Procedures

a. Within the 90 days prior to the date of this report, Registrant's Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of Registrant's "disclosure controls and procedures" as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15(d)-14(c). Based on that evaluation, Registrant's Chief Executive Officer and Chief Financial Officer have concluded that as of the date of the evaluation, Registrant's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to Registrant required to be included in Registrant's periodic SEC filings.

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

           None

Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 5.    Other Information
           -----------------

           As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is approximately four years in arrears on its first mortgage obligation as of August 2003. Although the local general partner has been involved in negotiating a restructuring of Westminster's debt, a final resolution has not been reached and the mortgage is in default.

Item 6.    Exhibits and Reports on Form 8-K
           --------------------------------

           a.   Exhibits

                Exhibit 99.1 Certification of Chief Executive Officer
                Exhibit 99.2 Certification of Chief Financial Officer

           b.   Reports on Form 8-K

                None

                                   SIGNATURES
                                   ----------


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


Dated: August 13, 2003               /s/ David Salzman
                                     ---------------------------------
                                     by: David Salzman
                                         Chief Executive Officer


Dated: August 13, 2003               /s/ Neal Ludeke
                                     ---------------------------------
                                     by: Neal Ludeke
                                        Chief Financial Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003                        /s/ David Salzman
                                              ---------------------------------
                                              David Salzman
                                              Chief Executive Officer of Richman
                                              Housing Credits Inc., general
                                              partner of Richman Tax Credit
                                              Properties III L.P., general
                                              partner of the Registrant

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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

    (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

    (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  August 13, 2003                       /s/ Neal Ludeke
                                             -----------------------------------
                                              Neal Ludeke
                                              Chief Financial Officer of Richman
                                              Housing Credits, Inc., general
                                              partner of Richman Tax Credit
                                              Properties III L.P., general
                                              partner of the Registrant