Form 10-Q
period 2003-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2003-11-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
 ---
      EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2003
                               ------------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
 ---
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217
                                                 -------

                     American Tax Credit Properties III L.P.
             (Exact name of Registrant as specified in its charter)

           Delaware                                             13-3545006
--------------------------------                            -----------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                            06830
---------------------------------------                         ----------
(Address of principal executiveoffices)                         (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Balance Sheets.........................................................3

Statements of Operations...............................................4

Statements of Cash Flows...............................................5

Notes to Financial Statements..........................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)




                                                       September 29,  March 30,
                                               Notes       2003         2003
                                               -----   -------------  ---------
ASSETS

Cash and cash equivalents                             $    41,306   $   109,550
Investments in bonds                             2      2,818,774     2,786,558
Investment in local partnerships                 3      1,148,283     1,235,573
Interest receivable                                        22,367        22,283
                                                      -----------   ------------

                                                      $ 4,030,730   $ 4,153,964
                                                      ===========   ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses               $   826,055   $   864,971
  Payable to general partner and affiliates             1,880,601     1,683,190
                                                      -----------   ------------

                                                        2,706,656     2,548,161
                                                      -----------   ------------

Partners' equity (deficit)

  General partner                                        (304,539)     (301,815)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                    1,380,296     1,649,958
  Accumulated other comprehensive income, net      2      248,317       257,660
                                                      -----------   ------------

                                                        1,324,074     1,605,803
                                                      -----------   ------------

                                                      $ 4,030,730   $ 4,153,964
                                                      ===========   ============





                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                       Three Months    Six Months     Three Months    Six Months
                                           Ended         Ended           Ended          Ended
                                       September 29,  September 29,  September 29,   September 29,
                               Notes       2003           2003           2002            2002
                               -----   -------------  -------------  -------------   -------------
REVENUE
Interest                               $   40,029    $   80,004       $  47,029      $   94,413
Other income from local
partnerships                     3         18,403        23,325           1,580          11,752
                                       ----------    ----------       ---------      ----------
TOTAL REVENUE                              58,432       103,329          48,609         106,165
                                       ----------    ----------       ---------      ----------


EXPENSES

Administration fees                        57,643       115,286          57,643         115,286
Management fees                            57,643       115,286          57,643         115,286
Professional fees                          28,010        38,440          10,172          30,329
State of New Jersey filing fee              5,765        12,118
Printing, postage and other                   375         7,295           2,261           7,734
                                       ----------    ----------       ---------      ----------

TOTAL EXPENSES                            149,436       288,425         127,719         268,635
                                       ----------    ----------       ---------      ----------

Loss from operations                      (91,004)     (185,096)        (79,110)       (162,470)

Equity in loss of investment
  in local partnerships          3        (25,744)      (87,290)       (138,879)       (242,732)
                                       -----------   -----------      ----------     -----------

NET LOSS                                 (116,748)     (272,386)       (217,989)       (405,202)

Other comprehensive income
  (loss)                         2        (44,586)       (9,343)        145,284         240,906
                                       -----------   -----------      ----------     -----------

COMPREHENSIVE LOSS                     $ (161,334)   $ (281,729)      $ (72,705)     $ (164,296)
                                       ===========   ===========      ==========     ===========


NET LOSS ATTRIBUTABLE TO

  General partner                      $   (1,168)   $   (2,724)     $  (2,180)      $   (4,052)
  Limited partners                       (115,580)     (269,662)      (215,809)        (401,150)
                                       -----------   -----------     ----------      -----------
                                       $ (116,748)   $ (272,386)     $(217,989)      $ (405,202)
                                       ===========   ===========     ==========      ===========
NET LOSS per unit of limited
  partnership interest
  (35,883 units of limited
  partnership interest)                $    (3.23)   $    (7.52)     $   (6.01)      $   (11.18)
                                       ===========   ===========     ==========      ===========



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)



                                                           2003          2002
                                                        ---------     ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                       $ 38,361      $ 52,286
Cash paid for
   administration fees                                    (8,161)       (9,447)
   management fees                                       (25,000)      (25,000)
   professional fees                                     (53,124)      (50,671)
   State of New Jersey filing fee                        (36,353)
   printing, postage and other expenses                   (7,292)       (7,735)
                                                        ---------     ---------

Net cash used in operating activities                    (91,569)      (40,567)
                                                        ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                23,325        24,502
                                                        ---------     ---------

Net cash provided by investing activities                 23,325        24,502
                                                        ---------     ---------

Net decrease in cash and cash equivalents                (68,244)      (16,065)

Cash and cash equivalents at beginning of period         109,550        51,896
                                                        ---------     ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD              $ 41,306      $ 35,831
                                                        =========     =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds,
net                                                     $ (9,343)     $240,906
                                                        =========     =========

    ----------------------------------------------------------------------------
    See reconciliation of net loss to net cash used in operating activities on page 6.



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2003 AND 2002
                                   (UNAUDITED)




                                                          2003          2002
                                                       ----------    ----------
RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                               $(272,386)    $(405,202)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
   partnerships                                           87,290       242,732
  Distributions from local partnerships classified
   as other income                                       (23,325)      (11,752)
  Amortization of net premium on investments in
   bonds                                                   1,805         1,974
  Accretion of zero coupon bonds                         (43,364)      (43,364)
  Increase in interest receivable                            (84)         (737)
  Decrease in accounts payable and accrued expenses (38,916) (20,343) Increase in payable to general partner and
   affiliates                                            197,411       196,125
                                                       ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                  $ (91,569     $ (40,567)
                                                       ==========    ==========




                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and six month periods ended September 29, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of September 29, 2003, certain information concerning investments in bonds is as follows:

                                                    Gross         Gross
                                    Amortized     unrealized    unrealized    Estimated
   Description and maturity            cost         gains         losses      fair value
   ------------------------
   Corporate debt securities
     Within one year              $    399,695   $   12,515    $      --    $   412,210
     After one year through
      five years                       704,482       80,579           --        785,061
                                  ------------   ----------    ----------   -----------
                                     1,104,177       93,094           --      1,197,271
                                  ------------   ----------    ----------   -----------
   U.S. Treasury debt securities
     After one year through
     five years                      1,466,280      155,223           --      1,621,503
                                  ------------   ----------    ----------   -----------

                                  $  2,570,457   $  248,317    $      --    $ 2,818,774
                                  ============   ==========    ==========   ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of June 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,371,000 and accrued interest payable on such loans totaling approximately $4,241,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the six months ended September 29, 2003, the investment in local partnerships activity consists of the following:


      Investment in local partnerships as of March 30, 2003     $   1,235,573

      Equity in loss of investment in local partnerships              (87,290)*

      Cash distributions received from Local Partnerships             (23,325)

      Cash distributions from Local Partnerships classified
      as other income                                                  23,325
                                                                --------------

      Investment in local partnerships as of September 29,
      2003                                                      $   1,148,283
                                                                ==============


  *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,200,885 for the six months ended June 30, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   As of June 30, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately four years in arrears, representing an arrearage of approximately $450,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance.

   The combined unaudited balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of June 30, 2003 and December 31, 2002 are as follows:

                                                                   June 30,          December 31,
                                                                     2003                2002
                                                                -------------       -------------
   ASSETS
Cash and cash equivalents                                       $  1,106,516        $  1,339,340
Rents receivable                                                     457,090             481,854
Escrow deposits and reserves                                       5,667,284           5,297,817
Land                                                               3,910,215           3,910,215
Buildings and improvements (net of accumulated
  depreciation of $49,337,030 and $47,186,840)                    65,326,503          67,320,566
Intangible assets (net of accumulated amortization
  of $524,378 and $503,495)                                          564,194             545,454
Other assets                                                       1,162,650           1,024,189
                                                                -------------       -------------
                                                                $ 78,194,452        $ 79,919,435
                                                                =============       =============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                         $    835,049        $  1,045,598
  Due to related parties                                           5,157,262           5,092,769
  Mortgage loans                                                  83,371,480          83,716,219
  Accrued interest                                                 4,241,131           4,026,656
  Other liabilities                                                  700,155             691,048
                                                                -------------       -------------

                                                                  94,305,077          94,572,290
                                                                -------------       -------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions                    28,851,854          28,866,952
   Cumulative loss                                               (26,252,180)        (26,164,890)
                                                                -------------       -------------

                                                                   2,599,674           2,702,062
                                                                -------------       -------------
  General partners and other limited partners
   Capital contributions, net of distributions                      (292,087)           (267,633)
   Cumulative loss                                               (18,418,212)        (17,087,284)
                                                                -------------       -------------

                                                                 (18,710,299)        (17,354,917)
                                                                -------------       -------------

                                                                 (16,110,625)        (14,652,855)
                                                                -------------       -------------

                                                                $ 78,194,452        $ 79,919,435
                                                                =============       =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 and 2002 are as follows:

                                           Three Months      Six Months       Three Months        Six Months
                                              Ended            Ended             Ended              Ended
                                             June 30,         June 30,          June 30,           June 30,
                                              2003              2003              2002               2002
                                          ------------      ------------      ------------       ------------
   REVENUE

Rental                                    $ 2,848,892       $ 5,750,872       $ 2,840,722        $ 5,602,985
Interest and other                             92,547           153,373            76,020            143,037
                                          ------------      ------------      ------------       ------------

Total Revenue                               2,941,439         5,904,245         2,916,742          5,746,022
                                          ------------      ------------      ------------       ------------

EXPENSES

Administrative                                520,812         1,086,487           623,087          1,168,226
Utilities                                     295,457           639,368           279,614            600,326
Operating and maintenance                     660,726         1,288,497           687,572          1,350,876
Taxes and insurance                           404,027           778,688           374,287            704,932
Financial                                     721,327         1,472,333           759,990          1,532,416
Depreciation and amortization               1,026,906         2,057,090         1,038,710          2,066,827
                                          ------------      ------------      ------------       ------------

Total Expenses                              3,629,255         7,322,463         3,763,260          7,423,603
                                          ------------      ------------      ------------       ------------

NET LOSS                                  $  (687,816)      $(1,418,218       $  (846,518)       $(1,677,581)
                                          ============      ============      ============       ============
NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties
III L.P.                                  $   (25,744)      $   (87,290)      $  (138,879)       $  (242,732)
General partners and other
  limited partners, which
  includes $590,090,
  $1,200,885, $653,372 and
  $1,317,686 of Partnership
  loss in excess of investment               (662,072)       (1,330,928)         (707,639)        (1,434,849)
                                          ============      ============      ============       ============

                                          $  (687,816)      $(1,418,218       $  (846,518)       $(1,677,581)
                                          ============      ============      ============       ============

   The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.


4. Additional Information

   Additional information, including the audited March 30, 2003 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2003 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2003, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2003, Registrant received cash from interest revenue and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $36,000 during the six months ended September 29, 2003 (which includes a net unrealized loss on investments in bonds of approximately $9,000, accretion of zero coupon bonds of approximately $43,000 and amortization of net premium of investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2003 of $87,290. Accounts payable and accrued expenses includes deferred administration fees of $788,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of September 29, 2003.

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

Registrant's operations for the three months ended September 29, 2003 and 2002 resulted in net losses of $116,748 and $217,989 respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $113,000, which decrease resulted primarily from a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the three months ended September 29, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(44,586) and $145,284 respectively.

The Local Partnerships' net loss of approximately $688,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $2,941,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,602,000 and approximately $1,027,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $847,000 for the three months ended June 30, 2002 was attributable to rental and other revenue of approximately $2,917,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,725,000 and approximately $1,039,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (continued)
        -------------------------

Registrant's operations for the six months ended September 29, 2003 and 2002 resulted in net losses of $272,386 and $405,202, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $155,000, which decrease resulted primarily from a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the six months ended September 29, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(9,343) and $240,906, respectively.

The Local Partnerships' net loss of approximately $1,418,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $5,904,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,265,000 and approximately $2,057,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,678,000 for the six months ended June 30, 2002 was attributable to rental and other revenue of approximately $5,746,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,357,000 and approximately $2,067,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's  Discussion  and Analysis of Financial Condition and
        -----------------------------------------------------------------
        Results of Operations (continued)
        ---------------------------------

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2003, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $317,000 as of June 30, 2003 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $59,000 for the six months ended June 30, 2003. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of June 30, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately four years in arrears, representing an arrearage of approximately $450,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of November 2003. Westminster incurred an operating deficit of approximately $52,000 for the six months ended June 30, 2003, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the six months ended June 30, 2003, Queen Lane incurred an operating deficit of approximately $16,000, which includes property management fees of approximately $6,000. Payments on the mortgage and real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $2.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's  Discussion  and Analysis of Financial Condition and
        -----------------------------------------------------------------
        Results of Operations (continued)
        ---------------------------------

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


Item 4. Controls and Procedures
        -----------------------

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

         None; see Item 5 below regarding the mortgage default of a Local Partnership.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is approximately four years in arrears on its first mortgage obligation as of November 2003. Although the local general partner has been involved in negotiating a restructuring of Westminster's debt, a final resolution has not been reached and the mortgage is in default.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         a.  Exhibits

             Exhibit 31.1 Rule 13a-14/15d-14(a) Certification of Chief Executive Officer
             Exhibit 31.2 Rule 13a-14/15d-14(a) Certification of Chief Financial Officer
             Exhibit 32.1 Section 1350 Certification of Chief Executive Officer
             Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

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


                                   AMERICAN TAX CREDIT PROPERTIES III L.P.
                                   (a Delaware limited partnership)

                                   By:  Richman Tax Credit Properties III L.P.,
                                        General Partner

                                   by:  Richman Tax Credits Inc.,
                                        General partner


Dated: November 13, 2003           /s/  David Salzman
                                   ------------------------------
                                   by:  David Salzman
                                        Chief Executive Officer


Dated: November 13, 2003           /s/  Neal Ludeke
                                   ------------------------------
                                   by:  Neal Ludeke
                                        Chief Financial Officer