Form 10-Q
period 2003-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2004-02-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2003
                               -----------------

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----- EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217
                                                 -------

                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                            13-3545006
----------------------------------                         -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                           06830
---------------------------------------                      --------------
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

Yes  X   No
    ---     ----.

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

     Balance Sheets..........................................................3

     Statements of Operations................................................4

     Statements of Cash Flows................................................5

     Notes to Financial Statements...........................................7


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                       December 30,       March 30,
                                                        Notes             2003              2003
                                                        -----         ------------       -----------
ASSETS

Cash and cash equivalents                                             $   120,302        $   109,550
Investments in bonds                                      2             2,584,500          2,786,558
Investment in local partnerships                          3             1,098,421          1,235,573
Interest receivable                                                        12,129             22,283
                                                                      -----------        -----------

                                                                      $ 3,815,352        $ 4,153,964
                                                                      ===========        ===========
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                               $   844,097        $   864,971
  Payable to general partner and affiliates                             1,856,763          1,683,190
                                                                      -----------        -----------

                                                                        2,700,860          2,548,161
                                                                      -----------        -----------

Partners' equity (deficit)

  General partner                                                        (306,082)          (301,815)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                                    1,227,499          1,649,958
  Accumulated other comprehensive income, net             2               193,075            257,660
                                                                      -----------        -----------

                                                                        1,114,492          1,605,803
                                                                      -----------        -----------

                                                                      $ 3,815,352        $ 4,153,964
                                                                      ===========        ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months     Nine Months    Three Months    Nine Months
                                                    Ended           Ended           Ended           Ended
                                                  December 30,    December 30,    December 30,   December 30,
                                      Notes          2003            2003            2002            2002
                                      -----      ------------     -----------    ------------    -----------
REVENUE

Interest                                          $  44,330       $ 124,334       $  46,271       $ 140,684
Other income from local partnerships    3             1,785          25,110           1,785          13,537
                                                  ---------       ---------       ---------       ---------

TOTAL REVENUE                                        46,115         149,444          48,056         154,221
                                                  ---------       ---------       ---------       ---------

EXPENSES

Administration fees                                  57,643         172,929          57,643         172,929
Management fees                                      57,643         172,929          57,643         172,929
Professional fees                                    25,748          64,188          12,940          43,269
State of New Jersey filing fee                        7,074          19,192
Printing, postage and other                          13,445          20,740           7,208          14,942
                                                  ---------       ---------       ---------       ---------

TOTAL EXPENSES                                      161,553         449,978         135,434         404,069
                                                  ---------       ---------       ---------       ---------

Loss from operations                               (115,438)       (300,534)        (87,378)       (249,848)

Equity in loss of investment
  in local partnerships                 3           (38,902)       (126,192)       (135,450)       (378,182)
                                                  ---------       ---------       ---------       ---------

NET LOSS                                           (154,340)       (426,726)       (222,828)       (628,030)

Other comprehensive income (loss)       2           (55,242)        (64,585)          2,394         243,300
                                                  ---------       ---------       ---------       ---------

COMPREHENSIVE LOSS                                $(209,582)      $(491,311)      $(220,434)      $(384,730)
                                                  =========       =========       =========       =========


NET LOSS ATTRIBUTABLE TO

  General partner                                 $  (1,543)      $  (4,267)      $  (2,228)      $  (6,280)
  Limited partners                                 (152,797)       (422,459)       (220,600)       (621,750)
                                                  ---------       ---------       ---------       ---------
                                                  $(154,340)      $(426,726)      $(222,828)      $(628,030)
                                                  =========       =========       =========       =========

NET LOSS per unit of limited
  partnership interest (35,883 units
  of limited partnership interest)                $   (4.25)      $  (11.77)      $   (6.15)      $  (17.33)
                                                  =========       =========       =========       =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                           2003         2002
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                        $  67,461    $  81,477
Cash paid for
   administration fees                                     (13,622)     (13,496)
   management fees                                        (158,663)    (158,800)
   professional fees                                       (65,872)     (53,457)
   State of New Jersey filing fee                          (38,384)
   printing, postage and other expenses                    (20,738)     (14,942)
                                                         ---------    ---------
Net cash used in operating activities                     (229,818)    (159,218)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Maturities/redemptions and sales of bonds                  204,500      200,751
Cash distributions from local partnerships                  36,070       27,176
                                                         ---------    ---------

Net cash provided by investing activities                  240,570      227,927
                                                         ---------    ---------

Net increase in cash and cash equivalents                   10,752       68,709

Cash and cash equivalents at beginning of period           109,550       51,896
                                                         ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $ 120,302    $ 120,605
                                                         =========    =========


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net      $(64,585)    $ 243,300
                                                         ========     =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                  NINE MONTHS ENDED DECEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


                                                         2003          2002
                                                       ---------     ---------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
  OPERATING ACTIVITIES

Net loss                                               $(426,726)    $(628,030)

Adjustments to reconcile net loss to net cash used in operating activities

  Equity in loss of investment in local
   partnerships                                          126,192       378,182
  Gain on sale of bond                                    (4,792)         (660)
  Distributions from local partnerships classified
   as other income                                       (25,110)      (13,537)
  Amortization of net premium on investments
   in bonds                                                2,930         2,960
  Accretion of zero coupon bonds                         (65,165)      (65,165)
  Decrease in interest receivable                         10,154         3,658
  Decrease in accounts payable and accrued expenses      (20,874)      (10,188)
  Increase in payable to general partner and
   affiliates                                            173,573       173,562
                                                       ---------     ---------
NET CASH USED IN OPERATING ACTIVITIES                  $(229,818)    $(159,218)
                                                       =========     =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2003
                                   (UNAUDITED)


1. Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2003 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.


2. Investments in Bonds

   As of December 30, 2003, certain information concerning investments in bonds is as follows:


                                                              Gross           Gross
                                           Amortized       unrealized       unrealized       Estimated
   Description and maturity                  cost             gains           losses         fair value
   ------------------------               ----------       ----------       ----------       ----------

Corporate debt securities
  Within one year                         $  399,826       $    9,286       $     --         $  409,112
  After one year through five years          504,726           60,297             --            565,023
                                          ----------       ----------       ----------       ----------
                                             904,552           69,583             --            974,135
                                          ----------       ----------       ----------       ----------

U.S. Treasury debt securities
  After one year through five years        1,486,873          123,492             --          1,610,365
                                          ----------       ----------       ----------       ----------

                                          $2,391,425       $  193,075       $     --         $2,584,500
                                          ==========       ==========       ==========       ==========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships

   The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of September 30, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $83,159,000 and accrued interest payable on such loans totaling approximately $4,292,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   For the nine months ended December 30, 2003, the investment in local partnerships activity consists of the following:


      Investment in local partnerships as of March 30, 200         $ 1,235,573

      Equity in loss of investment in local partnerships              (126,192)*

      Cash distributions received from Local Partnerships              (36,070)

      Cash distributions from Local Partnerships classified
      as other income                                                   25,110
                                                                    ----------

      Investment in local partnerships as of December 30, 2003      $1,098,421
                                                                    ==========


   *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,812,830 for the nine months ended September 30, 2003 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

   As of September 30, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately five years in arrears, representing an arrearage of approximately $455,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance.

   The combined unaudited balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of September 30, 2003 and December 31, 2002 are as follows:


                                                                September 30     December 31,
                                                                    2003            2002
                                                               -------------    ------------
   ASSETS

   Cash and cash equivalents                                   $    993,786     $  1,339,340
   Rents receivable                                                 565,067          481,854
   Escrow deposits and reserves                                   6,048,257        5,297,817
   Land                                                           3,910,215        3,910,215

   Buildings and improvements (net of accumulated
     depreciation of $50,229,940 and $47,186,840)                64,438,403       67,320,566

   Intangible assets (net of accumulated amortization
     of $534,459 and $503,495)                                      553,956          545,454
   Other assets                                                   1,303,529        1,024,189
                                                               ------------     ------------

                                                               $ 77,813,213     $ 79,919,435
                                                               ============     ============
   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

   Liabilities

  Accounts payable and accrued expenses                        $  1,201,406     $  1,045,598
  Due to related parties                                          5,188,627        5,092,769
  Mortgage loans                                                 83,159,311       83,716,219
  Accrued interest                                                4,292,483        4,026,656
  Other liabilities                                                 724,266          691,048
                                                               ------------     ------------

                                                                 94,566,093       94,572,290
                                                               ------------     ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions                   28,833,451       28,866,952
   Cumulative loss                                              (26,291,082)     (26,164,890)
                                                               ------------     ------------

                                                                  2,542,369        2,702,062
                                                               ------------     ------------

  General partners and other limited partners
   Capital contributions, net of distributions                     (300,120)        (267,633)
   Cumulative loss                                              (18,995,129)     (17,087,284)
                                                               ------------     ------------

                                                                (19,295,249)     (17,354,917)
                                                               ------------     ------------

                                                                (16,752,880)     (14,652,855)
                                                               ------------     ------------
                                                               $ 77,813,213     $ 79,919,435
                                                               ============     ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                DECEMBER 30, 2003
                                   (UNAUDITED)


3. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 and 2002 are as follows:


                                                Three Months    Nine Months       Three Months     Nine Months
                                                   Ended           Ended             Ended            Ended
                                                September 30,   September 30,     September 30,    September 30,
                                                    2003            2003              2002             2002
                                               -------------    ------------     -------------    -------------

REVENUE

Rental                                         $  2,907,335     $  8,658,207     $  2,767,867     $  8,370,852
Interest and other                                   68,690          222,063           82,648          225,685
                                               ------------     ------------     ------------     ------------
Total Revenue                                     2,976,025        8,880,270        2,850,515        8,596,537
                                               ------------     ------------     ------------     ------------

EXPENSES

Administrative                                      530,060        1,616,547          532,267        1,700,493
Utilities                                           239,330          878,698          234,136          834,462
Operating and maintenance                           710,363        1,998,860          693,926        2,044,802
Taxes and insurance                                 361,752        1,140,440          380,756        1,085,688
Financial                                           731,581        2,203,914          781,535        2,313,951
Depreciation and amortization                     1,018,758        3,075,848        1,017,665        3,084,492
                                               ------------     ------------     ------------     ------------

Total Expenses                                    3,591,844       10,914,307        3,640,285       11,063,888
                                               ------------     ------------     ------------     ------------

NET LOSS                                       $   (615,819)    $ (2,034,037)    $   (789,770)    $ (2,467,351)
                                               ============     ============     ============     ============

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.        $    (38,902)    $   (126,192)    $   (135,450)    $   (378,182)
General partners and other limited
  partners, which includes $611,945,
  $1,812,830, $585,624 and $1,903,310
  of Partnership loss in excess of
  investment                                       (576,917)      (1,907,845)        (654,320)      (2,089,169)
                                               ------------     ------------     ------------     ------------
                                               $   (615,819)    $ (2,034,037)    $   (789,770)    $ (2,467,351)
                                               ============     ============     ============     ============


   The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for an entire operating period.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
        -----------------------------------------------------------------------

Material Changes in Financial Condition
---------------------------------------

As of December 30, 2003, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2003. Principal changes in assets are comprised of periodic transactions and adjustments and anticipated equity in loss from operations of the local partnerships (the "Local Partnerships") which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2003, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from local partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $191,000 during the nine months ended December 30, 2003 (which includes a net unrealized loss on investments in bonds of approximately $65,000, accretion of zero coupon bonds of approximately $65,000 and amortization of net premium of investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2003, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2003 of $126,192 and cash distributions received from Local Partnerships of $10,960 (exclusive of distributions from Local Partnerships of $25,110 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $788,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2003.

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

Registrant's operations for the three months ended December 30, 2003 and 2002 resulted in net losses of $154,340 and $222,828 respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $97,000, which decrease resulted primarily from a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, partially offset by (i) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $7,000 and (ii) an increase in professional fees of approximately $13,000. Other comprehensive income (loss) for the three months ended December 30, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(55,242) and $2,394 respectively.

The Local Partnerships' net loss of approximately $616,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $2,976,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,573,000 and approximately $1,019,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $790,000 for the three months ended September 30, 2002 was attributable to rental and other revenue of approximately $2,850,000, exceeded by operating and interest expenses (including interest on

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        -----------------------------------------------------------------------

non-mandatory debt) of approximately $2,622,000 and approximately $1,018,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Registrant's operations for the nine months ended December 30, 2003 and 2002 resulted in net losses of $426,726 and $628,030, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $252,000, which decrease resulted primarily from a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance, partially offset by (i) the filing fee charged to partnerships in the State of New Jersey in fiscal 2004 of approximately $19,000 and (ii) an increase in professional fees of approximately $21,000. Other comprehensive income (loss) for the nine months ended December 30, 2003 and 2002 resulted from a net unrealized gain (loss) on investments in bonds of $(64,585) and 243,300, respectively.

The Local Partnerships' net loss of approximately $2,034,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $8,880,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,838,000 and approximately $3,076,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,467,000 for the nine months ended September 30, 2002 was attributable to rental and other revenue of approximately $8,597,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,980,000 and approximately $3,084,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period is expected to be fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        -----------------------------------------------------------------------

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2003, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of September 30, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately five years in arrears, representing an arrearage of approximately $455,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 2004. Westminster incurred an operating deficit of approximately $68,000 for the nine months ended September 30, 2003, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster will have generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the nine months ended September 30, 2003, Queen Lane incurred an operating deficit of approximately $44,000, which includes property management fees of approximately $8,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $2.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Recent Accounting Pronouncements
--------------------------------

In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others ("FIN 45"). FIN 45 requires disclosure of off-balance sheet transactions, arrangements, obligations, guarantees or other relationships with unconsolidated entities or other persons that have, or are reasonably likely to have, a material effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources. The adoption of the accounting provisions of FIN 45 did not have a material effect on the Registrant's financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. The adoption of FIN 46 did not have a material effect on the Registrant's financial statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
        -----------------------------------------------------------------------

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," ("SFAS No. 150"). The statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within the scope of SFAS No. 150 as a liability (or an asset in some circumstances). Certain provisions of this statement are effective for financial instruments entered into or modified after May 31, 2003. In October 2003, FASB deferred indefinitely certain provisions of this Statement pertaining to non-controlling interests in limited life entities. The adoption of SFAS No. 150 will have no material impact on the Registrant's financial reporting and disclosures.

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


Item 4. Controls and Procedures
        -----------------------

As of December 30, 2003, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of December 30, 2003, and (ii) no changes occurred during the quarter ended December 30, 2003, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

Item 5.  Other Information
         -----------------

         As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is approximately five years in arrears on its first mortgage obligation as of September 2003. Although the local general partner has been involved in negotiating a restructuring of Westminster's debt, a final resolution has not been reached and the mortgage is in default.

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


Dated: February 13, 2004                 /s/ David Salzman
                                         ------------------------------
                                         by: David Salzman
                                             Chief Executive Officer


Dated: February 13, 2004                 /s/ Neal Ludeke
                                         ------------------------------
                                         by: Neal Ludeke
                                             Chief Financial Officer