Form 10-K
period 2004-03-20
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2004-07-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                   (Mark One)
               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended March 30, 2004
                                             --------------

                                       OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from _________ to _________

                                     0-19217
                           -------------------------
                            (Commission File Number)

                     American Tax Credit Properties III L.P.
      (Exact name of registrant as specified in its governing instruments)

              Delaware                                      13-3545006
 -------------------------------------------           ---------------------
(State or other jurisdiction of organization)            (I.R.S. Employer
                                                        Identification No.)
Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd floor
Greenwich, Connecticut                                       06830
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:      (203) 869-0900
                                                         --------------


Securities registered pursuant to Section 12(b) of the Act:

       None                                            None
---------------------                 ------------------------------------------
(Title of each Class)                (Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:


                      Units of Limited Partnership Interest
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No
                                     ---   ---

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002 and Jobs and Growth Tax Relief Reconciliation Act of 2003 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity that does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2.     Properties

The executive offices of Registrant and the General Partner are located at 599 West Putnam Avenue, 3rd floor, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

Although Registrant generally owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of Registrant, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:


                                               Registrant              ATCP II
                                              -----------             ---------
           Batesville Family, L.P.                61.75%                 37.25%
           Bruce Housing Associates, L.P.         61.75                  37.25
            Carrington Limited Dividend
             Housing Association Limited
             Partnership                          65.95                  33.05
           Ivy Family, L.P.                       61.75                  37.25
           Lawrence Road Properties, Ltd.         61.75                  37.25
           Mirador del Toa Limited Partnership    59.06                  39.94
           Purvis Heights Properties, L.P.        61.75                  37.25
           Queen Lane Investors                   48.50                  50.50


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


                                                                                    Mortgage
Name of Local Partnership                              Number                   loans payable as of    Subsidy
Name of apartment complex                            of rental      Capital        December 31,         (see
Apartment complex location                             Units     contribution         2003            footnotes)
--------------------------                           ---------   ------------   -------------------   ----------

April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico                                 48     $   485,581        $ 1,973,815           (1b&d)

Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                                        24         235,732          1,025,226           (1b&d)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi                                  16          95,412            458,699           (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                                  48         239,716(2)       1,423,964           (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi                                 24         208,820            668,431           (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                                     66         668,172          2,620,029           (1b&d)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                       40         183,155(2)        1,092,492           (1b&d)

Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan                              100       2,174,720(2)        3,272,459           (1c)

Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey                                  59       4,204,576          4,858,207            (1a)

Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina                             33         278,405          1,235,772           (1b&d)

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania                               18         581,645            581,261           (1a&b)




Item 2. Properties (continued)

                                                                                    Mortgage
Name of Local Partnership                              Number                   loans payable as of    Subsidy
Name of apartment complex                            of rental      Capital        December 31,         (see
Apartment complex location                             Units     contribution         2003            footnotes)
--------------------------                           ---------   ------------   -------------------   ----------

Country View Apartments
Country View Apartments
Pembroke, Maine                                          16     $   279,183        $   926,215           (1b&d)

Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico                                41         422,929          1,857,433           (1b&d)

Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                                     72         631,404          3,157,278           (1b&d)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                                        24         156,261            679,943           (1b&d)

Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                                       35       1,948,081          3,869,930           (1a&b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina                                 34         322,074          1,409,261           (1b&d)

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                                       24         130,158            608,937           (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                                        30         284,218          1,254,600           (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                                  32         135,528(2)         772,383           (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania                               40       1,809,723          2,270,290           (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                                         32         253,580          1,000,922           (1b&d)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                      24         123,799(2)         750,067           (1b&d)






Item 2. Properties (continued)

                                                                                    Mortgage
Name of Local Partnership                              Number                   loans payable as of    Subsidy
Name of apartment complex                            of rental      Capital        December 31,         (see
Apartment complex location                             Units     contribution         2003            footnotes)
--------------------------                           ---------   ------------   -------------------   ----------

Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                                      40     $   314,865        $ 1,421,608           (1b&d)

Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                                              30         448,922          1,462,159           (1b&d)

Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                                    48         284,847(2)       1,857,814           (1b&d)

Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                                     28         213,402            917,231           (1b&d)

NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan                              168       2,372,292          3,767,077           (1a,b&g)

Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts                              28         302,575          1,451,870           (1b,d&f)

North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi                                18         146,565            475,003           (1b&d)

Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                                        32         456,090            417,935           (1a)

Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico                                     66         630,570          2,493,105           (1b&d)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                      40         191,512(2)       1,135,775           (1b)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                               29         597,050(2)       1,524,745           (1b&e)

Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania                               24         208,465            887,724           (1b&d)

Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                                         87         751,560          3,270,912           (1b&d)





Item 2. Properties (continued)

                                                                                    Mortgage
Name of Local Partnership                              Number                   loans payable as of    Subsidy
Name of apartment complex                            of rental      Capital        December 31,         (see
Apartment complex location                             Units     contribution         2003            footnotes)
--------------------------                           ---------   ------------   -------------------   ----------

Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina                                52     $  1,088,66       $  1,644,932           (1b)

Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates) The Castle
New York, New York                                      224       3,201,874         16,394,250           (1b)

Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania                             36         371,589          1,430,974           (1b)

Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi                                24         191,695            838,360           (1b&d)

Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania                                 36         360,859          1,465,594           (1b)

West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi                                28         230,212            735,596           (1b&d)

Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania                               42       1,047,993          1,607,972           (1b&e)
                                                              -------------      -------------
                                                              $  29,264,476      $  82,968,250
                                                              =============      =============

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

                                PART II

Item 5.     Market for Registrant's Common Equity and Related Security Holder
            Matters

Market Information and Holders
------------------------------

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2004 was approximately 1,511, holding 35,883 Units.

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

Distributions
-------------

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2004 and 2003.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2003 and 2002 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2003 are as follows:


                                                      Low-income
                                                      Tax Credits
                                                      -----------
               Tax year ended December 31, 2003        $    3.67
               Tax year ended December 31, 2002        $   21.61

               Cumulative totals                       $1,558.89


Reistrant generated total Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit through December 31, 2003, notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see
Part I, Item 2 - Properties, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2003.

Item 6.     Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.


                                                                   Years Ended March 30,
                                        ------------------------------------------------------------------------------
                                            2004             2003            2002             2001            2000
                                        -------------    ------------    -------------    -------------    -----------

Interest and other revenue              $     193,706    $    224,254    $     215,927    $     235,418    $   247,106
                                        =============    ============    =============    =============    ===========

Equity in loss of investment in local
   partnerships                         $    (215,731)   $   (536,158)   $  (1,193,807)   $  (1,228,135)   $(1,764,816)
                                        =============    ============    =============    =============    ===========

Net loss                                $    (611,662)   $   (875,199)   $  (1,509,355)   $  (1,519,430)   $(2,035,647)
                                        =============    ============    =============    =============    ===========

Net loss per unit of limited
   partnership interest                 $      (16.88)   $     (24.15)   $      (41.64)   $      (41.92)   $    (56.16)
                                        =============    ============    =============    =============    ===========


                                                                         As of March 30,
                                        ------------------------------------------------------------------------------
                                            2004             2003            2002             2001            2000
                                        -------------    ------------    -------------    -------------    -----------

Total assets                            $   3,766,895    $  4,153,964    $   4,744,278    $   6,512,494    $ 7,579,955
                                        =============    ============    =============    =============    ===========

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

As of March 30, 2004, Registrant has cash and cash equivalents and investments in bonds totaling $2,738,400, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2004, Registrant's investments in bonds represent corporate bonds of $978,873 and U.S. Treasury debt securities of $1,656,285 with various maturity dates ranging from 2004 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2004, Registrant received cash from interest revenue, maturity/redemption and sale of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $158,000 during the year ended March 30, 2004 (which includes a net unrealized loss on investments in bonds of approximately $35,000, the amortization of net premium on investments in bonds of approximately $4,000 and the accretion of zero coupon bonds of approximately $86,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2003 of $215,731 and cash distributions received from Local Partnerships of $10,960 (exclusive of distributions from Local Partnerships of $33,360 classified as other income). Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2004 represents deferred management and administration fees.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant's investment in each Local Partnership (the "Local Partnership Carrying Value") may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership's Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant's operations for the years ended March 30, 2004, 2003, and 2002 resulted in net losses of $611,662, $875,199 and $1,509,355, respectively. The decrease in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $320,000, partially offset by a decrease in interest revenue of approximately $42,000 resulting from the maturity of certain investments in bonds at higher than current interest rates and a reduction in money market rates. The decrease in net loss from fiscal 2002 to fiscal 2003 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $658,000. Equity in loss of investment in local partnerships has fluctuated over the last three years as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships during the years ended March 30, 2003 and 2002 as reflected in Note 5 to the financial statements, changes in the nonrecognition of losses in accordance with the equity method of accounting and (ii) changes in the net operating losses of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $2,933,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $4,045,000 and interest on non-mandatory debt of approximately $377,000, and does not include required principal payments on permanent mortgages of approximately $818,000. The Local Partnerships' net loss of approximately $3,253,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $4,100,000 and interest on non-mandatory debt of approximately $361,000, and does not include principal payments on permanent mortgages of approximately $754,000. The Local Partnerships' net loss of approximately $3,262,000 for the year ended December 31, 2001 includes depreciation and amortization expense of approximately $4,125,000 and interest on non-mandatory debt of approximately $356,000, and does not include principal payments on permanent mortgages of approximately $722,000. The results of operations of the Local Partnerships for the year ended December 31, 2003 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2003, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of December 31, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately five years in arrears, representing an arrearage of approximately $487,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2004. Westminster incurred an operating deficit of approximately $83,000 for the year ended December 31, 2003, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $6.3 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2003, Queen Lane incurred an operating deficit of approximately $60,000, which includes property management fees of approximately $13,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $2.9 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $320,000 as of December 31, 2003 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. During the year ended December 31, 2003, Fulton Street incurred an operating deficit of approximately $109,000. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Christian Street Commons Associates ("Christian Street") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. During the year ended December 31, 2003, Christian Street incurred an operating deficit of approximately $10,000, which includes property management fees of approximately $5,000. As of December 31, 2003, the Local General Partner has advanced approximately $107,000 under its Deficit Guarantee obligation and it represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in the Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998. Christian Street generated approximately $3.2 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations

As of March 30, 2004, Registrant has the following contractual obligations (payments due by period):


                                    Total          < 1 year       1 - 3 years     3 - 5 years    > 5 years
                                  ----------      ----------      -----------     -----------    ---------

Other Long Term Liabilities:
Accounts Payable and
 Accrued Expenses (1)             $  788,673      $  232,000      $  556,673      $     --        $   --

Payable to General Partner
 and Affiliates (2)                1,944,316         232,000       1,712,316            --
                                  ----------      ----------      ----------      ----------      --------

                                  $2,732,989      $  464,000      $2,268,989      $     --        $   --
                                  ==========      ==========      ==========      ==========      ========

(1) Represents Administration Fees payable to a third-party former service provider. Of such amount, $232,000 is due in fiscal 2005, $116,000 is due in fiscal 2006 and the remainder is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2) Represents Administration and Management Fees payable to an affiliate of the General Partner. Of such amount, $232,000 is due in fiscal 2005, $116,000 is due in fiscal 2006 and the remainder is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recently Issued Accounting Standards
------------------------------------

In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Registrant has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Registrant's financial reporting and disclosure.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Registrant has evaluated SFAS No. 150 and determined that it does not have an impact on the Registrant's financial reporting and disclosures.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 8.     Financial Statements and Supplementary Data


                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm......................16

Balance Sheets...............................................................17

Statements of Operations.....................................................18

Statements of Changes in Partners' Equity (Deficit)..........................19

Statements of Cash Flows.....................................................20

Notes to Financial Statements................................................22



No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 2004 and 2003, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2004 and 2003, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Fedder & Silverman

Bethesda, Maryland
June 24, 2004


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2004 AND 2003


                                                         Notes             2004                  2003
                                                         -----          -----------           -----------
ASSETS

Cash and cash equivalents                                 3,9           $   103,242           $   109,550
Investments in bonds                                      4,9             2,635,158             2,786,558
Investment in local partnerships                          5,8             1,008,882             1,235,573
Interest receivable                                        9                 19,613                22,283
                                                                        -----------           -----------

                                                                        $ 3,766,895           $ 4,153,964
                                                                        ===========           ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                    8            $   862,952           $   864,971
  Payable to general partner and affiliates               6,8             1,944,316             1,683,190
                                                                        -----------           -----------

                                                                          2,807,268             2,548,161
                                                                        -----------           -----------

Commitments and contingencies                              8

Partners' equity (deficit)                                2,4

  General partner                                                          (307,932)             (301,815)
  Limited partners (35,883 units of limited
   partnership interest outstanding)                                      1,044,413             1,649,958
  Accumulated other comprehensive income, net                               223,146               257,660
                                                                        -----------           -----------

                                                                            959,627             1,605,803
                                                                        -----------           -----------

                                                                        $ 3,766,895           $ 4,153,964
                                                                        ===========           ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                                   Notes         2004                2003               2002
                                                   -----       -----------        -----------        -----------

REVENUE

Interest                                                       $   160,346        $   202,541        $   204,436
Other income from local partnerships                                33,360             21,713             11,491
                                                               -----------        -----------        -----------

TOTAL REVENUE                                                      193,706            224,254            215,927
                                                               -----------        -----------        -----------

EXPENSES

Administration fees                                 6,8            230,571            230,571            230,571
Management fees                                     6,8            230,571            230,571            230,571
Professional fees                                                   82,681             53,730             53,037
State of New Jersey filing fees                                     21,428             30,000
Printing, postage and other                                         24,386             18,423             17,296
                                                               -----------        -----------        -----------

TOTAL EXPENSES                                                     589,637            563,295            531,475
                                                               -----------        -----------        -----------

Loss from operations                                              (395,931)          (339,041)          (315,548)

Equity in loss of investment in
  local partnerships                                  5           (215,731)          (536,158)        (1,193,807)
                                                               -----------        -----------        -----------

NET LOSS                                                          (611,662)          (875,199)        (1,509,355)

Other comprehensive income (loss), net                4            (34,514)           225,741            (55,166)
                                                               -----------        -----------        -----------

COMPREHENSIVE LOSS                                             $  (646,176)       $  (649,458)       $(1,564,521)
                                                               ===========        ===========        ===========

NET LOSS ATTRIBUTABLE TO                              2

  General partner                                              $    (6,117)       $    (8,752)       $   (15,094)
  Limited partners                                                (605,545)          (866,447)        (1,494,261)
                                                               -----------        -----------        -----------
                                                               $  (611,662)       $  (875,199)       $(1,509,355)
                                                               ===========        ===========        ===========

NET LOSS per unit of limited
  partnership Interest (35,883
  units of limited partnership interest)                       $    (16.88)       $    (24.15)       $    (41.64)
                                                               ===========        ===========        ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                                                                        Accumulated
                                                                                           Other
                                                      General           Limited         Comprehensive
                                                      Partner           Partners      Income (Loss), Net       Total
                                                   -----------        -----------     ------------------    -----------

Partners' equity (deficit), March 30, 2001         $  (227,969)       $ 4,010,666        $    87,085        $ 3,819,782

Net loss                                               (15,094)        (1,494,261)                           (1,509,355)

Other comprehensive income, net                                                              (55,166)           (55,166)
                                                   -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2002            (293,063)         2,516,405             31,919          2,255,261

Net loss                                                (8,752)          (866,447)                             (875,199)

Other comprehensive loss, net                                                                225,741            225,741
                                                   -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2003            (301,815)         1,649,958            257,660          1,605,803

Net loss                                                (6,117)          (605,545)                             (611,662)
                                                   -----------        -----------        -----------        -----------

Other comprehensive income, net                                                              (34,514)           (34,514)
                                                   -----------        -----------        -----------        -----------

Partners' equity (deficit), March 30, 2004         $  (307,932)       $ 1,044,413        $   223,146        $   959,627
                                                   ===========        ===========        ===========        ===========


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                                              2004                 2003                  2002
                                                            ----------           ---------            ----------

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                           $  75,402            $ 105,058            $ 125,328
Cash used for local partnerships for
  deferred expenses                                                                                      (2,200)

Cash paid for
   administration fees                                        (16,353)            (132,195)            (388,645)
   management fees                                           (183,663)            (299,800)            (274,000)
   professional fees                                          (66,380)             (53,730)             (53,037)
   State of New Jersey filing fees                            (38,634)
   printing, postage and other expenses                       (25,500)             (18,426)             (17,288)
                                                            ---------            ---------            ---------
Net cash used in operating activities                        (255,128)            (399,093)            (609,842)
                                                            ---------            ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                     44,320               37,352               18,020
Maturity/redemption and sale of bonds                         204,500              419,395              100,000
                                                            ---------            ---------            ---------

Net cash provided by investing activities                     248,820              456,747              118,020
                                                            ---------            ---------            ---------

Net increase (decrease) in cash and cash
  equivalents                                                  (6,308)              57,654             (491,822)

Cash and cash equivalents at beginning of year                109,550               51,896              543,718
                                                            ---------            ---------            ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                    $ 103,242            $ 109,550            $  51,896
                                                            =========            =========            =========

Significant Non-Cash Investing Activities

Unrealized gain (loss) on investments in
  bonds, net                                                $ (34,514)           $ 225,741            $ (55,166)
                                                            =========            =========            =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 21.


                       See Notes to Financial Statements.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2004, 2003 AND 2002


                                                         2004               2003               2002
                                                     ------------       -----------        -----------

RECONCILIATION OF NET LOSS TO NET CASH USED IN
   OPERATING ACTIVITIES

Net loss                                             $  (611,662)       $  (875,199)       $(1,509,355)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local
     partnerships                                        215,731            536,158          1,193,807
   Distributions from local partnerships
     classified as other income                          (33,360)           (21,713)           (11,491)
   Gain on redemption and sale of bonds                   (4,792)           (19,434)
   Amortization of net premium on investments
     in bonds                                              3,669              2,986              5,747
   Accretion of zero coupon bonds                        (86,491)           (86,491)           (86,491)
   Decrease in interest receivable                         2,670              5,456              1,636
   Increase in payable to general partner and
     affiliates                                          261,126            145,147             30,497
   Decrease in accounts payable and accrued
     expenses                                             (2,019)           (86,003)          (231,992)
   Decrease in other liabilities                                                                (2,200)
                                                     -----------        -----------        -----------

NET CASH USED IN OPERATING ACTIVITIES                $  (255,128)       $  (399,093)       $  (609,842)
                                                     ===========        ===========        ===========



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2004, 2003 AND 2002


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

     Income Taxes
     ------------

     No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


1. Organization, Purpose and Summary of Significant Accounting Policies (continued)

   Reclassifications
   -----------------

   Certain prior year balances have been reclassified to conform to the current year presentation.

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

   Recently Issued Accounting Standards
   ------------------------------------

   In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created before February 1, 2003, the provisions of FIN 46 are applicable no later than December 15, 2003. The Partnership has not created any variable interest entities after January 31, 2003. In December 2003, the FASB redeliberated certain proposed modifications and revised FIN 46 ("FIN 46 (R)"). The revised provisions are applicable no later than the first reporting period ending after March 15, 2004. The adoption of FIN 46 (R) is not expected to have a material impact on the Partnership's financial reporting and disclosure.

   In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, could be classified as equity or "mezzanine" equity, by now requiring those instruments to be classified as liabilities (or assets in some circumstances) in the balance sheets. Further, SFAS No. 150 requires disclosure regarding the terms of those instruments and settlement alternatives. The guidance in SFAS No. 150 generally was effective for all financial instruments entered into or modified after May 31, 2003, and was otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership has evaluated SFAS No. 150 and determined that it does not have an impact on the Partnership's financial reporting and disclosures.


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


3. Cash and Cash Equivalents

   As of March 30, 2004, the Partnership has cash and cash equivalents of $103,242 that are deposited in interest bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.


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

   As of March 30, 2004, certain information concerning investments in bonds is as follows:


                                                                       Gross              Gross
                                                   Amortized         unrealized         unrealized         Estimated
    Description and maturity                         cost              gains              losses           fair value
    ------------------------                      ----------         ----------         ----------         ----------

Corporate debt securities
   Within one year                                $  399,999         $    7,189         $     --           $  407,188
   After one year through five years                 504,756             66,929               --              571,685
                                                  ----------         ----------         ----------         ----------

                                                     904,755             74,118               --              978,873
                                                  ----------         ----------         ----------         ----------

U.S. Treasury debt securities
   After one year through five years               1,507,257            149,028               --            1,656,285
                                                  ----------         ----------         ----------         ----------

                                                  $2,412,012         $  223,146         $     --           $2,635,158
                                                  ==========         ==========         ==========         ==========


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
                                                  ==========         ==========         ==========         ==========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships

   As of March 30, 2004, the Partnership owns a limited partnership interest in the following Local Partnerships:

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002

5. Investment in Local Partnerships (continued)

   Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership and an affiliate of the Partnership, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

                                                    The Partnership   ATCP II
                                                    ---------------   -------

            Batesville Family, L.P.                      61.75%        37.25%
            Bruce Housing Associates, L.P.               61.75         37.25
            Carrington Limited Dividend Housing
              Association Limited Partnership            65.95         33.05
            Ivy Family, L.P.                             61.75         37.25
            Lawrence Road Properties, Ltd.               61.75         37.25
            Mirador del Toa Limited Partnership          59.06         39.94
            Purvis Heights Properties, L.P.              61.75         37.25
            Queen Lane Investors                         48.50         50.50


   The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid as of March 30, 2004. As of December 31, 2003, the Local Partnerships have outstanding mortgage loans payable totaling approximately $82,968,000 and accrued interest payable on such loans totaling $4,414,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

   Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note
   1). The amount of such excess losses applied to other partners' capital was $2,462,019, $2,586,565, and $2,440,940 for the years ended December 31, 2003,
   2002 and 2001, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

   As of December 31, 2003, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are approximately five years in arrears, representing an arrearage of approximately $487,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance.

   As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see
   Note 1), the Partnership reduced its investment in Country View, North Calhoun and West Calhoun by $34,787, $29,765 and $38,511 respectively for the year ended March 31, 2003. The partnership reduced the investment in Justin, Orange City, and Summerfield by $234,362, $194,862, and $205,205 respectively, for the year ended March 31, 2002. Such losses are included in the equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the years indicated.

   The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are reflected on pages 27 and 28, respectively.


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   The combined balance sheets of the Local Partnerships as of December 31, 2003 and 2002 are as follows:

                                                              2003               2002
                                                          ------------       ------------
    ASSETS

Cash and cash equivalents                                 $  1,204,402       $  1,339,340
Rents receivable                                               420,753            481,854
Escrow deposits and reserves                                 5,673,980          5,297,817
Land                                                         3,910,215          3,910,215
Buildings and improvements (net of
  accumulated depreciation of $51,152,480
  and $47,186,840)                                          63,830,791         67,320,566
Intangible assets (net of accumulated
  amortization of $527,467 and $503,495)                       525,341            545,454
Other assets                                                 1,236,568          1,024,189
                                                          ------------       ------------

                                                          $ 76,802,050       $ 79,919,435
                                                          ============       ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                   $  1,113,199       $  1,045,598
  Due to related parties                                     5,292,379          5,092,769
  Mortgage loans                                            82,968,250         83,716,219
  Accrued interest                                           4,414,472          4,026,656
  Other liabilities                                            696,805            691,048
                                                          ------------       ------------

                                                            94,485,105         94,572,290
                                                          ------------       ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
   Capital contributions, net of distributions              28,812,656         28,866,952
   Cumulative loss                                         (26,380,621)       (26,164,890)
                                                          ------------       ------------

                                                             2,432,035          2,702,062
                                                          ------------       ------------

  General partners and other limited partners
   Capital contributions, net of distributions                (310,121)          (267,633)
   Cumulative loss                                         (19,804,969)       (17,087,284)
                                                          ------------       ------------

                                                          (20,115,090)        (17,354,917)
                                                          ------------       ------------

                                                          (17,683,055)        (14,652,855)
                                                          ------------       ------------

                                                          $ 76,802,050       $ 79,919,435
                                                          ============       ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   The combined statements of operations of the Local Partnerships for the years ended December 31, 2003, 2002 and 2001 are as follows:


                                                       2003                   2002                   2001
                                                   ------------           ------------           ------------

REVENUE

Rental                                             $ 11,365,730           $ 11,188,578           $ 10,917,485
Interest and other                                      278,912                343,487                376,528
                                                   ------------           ------------           ------------

Total Revenue
                                                     11,644,642             11,532,065             11,294,013
                                                   ------------           ------------           ------------

EXPENSES

Administrative                                        2,275,935              2,295,834              2,305,944
Utilities                                             1,261,598              1,184,078              1,223,442
Operating and maintenance                             2,543,295              2,671,075              2,511,755
Taxes and insurance                                   1,603,756              1,461,674              1,273,886
Financial                                             2,848,664              3,072,036              3,115,247
Depreciation and amortization                         4,044,810              4,100,221              4,125,260
                                                   ------------           ------------           ------------

Total Expenses                                       14,578,058             14,784,918             14,555,534
                                                   ------------           ------------           ------------

NET LOSS                                           $ (2,933,416)          $ (3,252,853)          $ (3,261,521)
                                                   ============           ============           ============
NET LOSS ATTRIBUTABLE TO

  American Tax Credit
  Properties III L.P.
  General partners and other
   limited partners, which
   includes $2,462,019,
   $2,586,565 and $2,444,940 of                    $   (215,731)          $   (433,095)          $   (559,378)

   Partnership loss in excess of investment          (2,717,685)            (2,819,758)            (2,702,143)
                                                   ------------           ------------           ------------

                                                   $ (2,933,416)          $ (3,252,853)          $ (3,261,521)
                                                   ============           ============           ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   Investment activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:


Investment activity with respect to each Local Partnership for the year ended
March 30, 2004 is as follows:

                                                                                                               Cash      Investment
                                                         Partnership's        Adjustment       Cash        distributions  in Local
                                            Investment     equity in         to carrying   distributions   classified as   Partner-
                                             in Local     income (loss)         value         received     other income      ship
                                            Partnership     for the           during the     during the     during the     balance
                                            balance as     year ended         year ended     year ended     year ended      as of
                                            of March 30,  December 31,         March 30,     March 30,       March 30,    March 30,
Name of Local Partnership                      2003          2003                2004           2004           2004          2004

April Gardens Apartments II Limited         $     --      $   --     (2)      $       --      $   (960)    $     960      $      --
  Partnership
Ashland Park Apartments, L.P.                     --          --     (2)              --            --            --             --
Auburn Family, L.P.                               --          --     (2)              --            --            --             --
Batesville Family, L.P.                           --          --     (2)              --            --            --             --
Bay Springs Elderly, L.P.                         --          --     (2)              --            --            --             --
Brisas del Mar Apartments Limited
  Partnership                                     --          --     (2)              --         (1,320)        1,320            --
Bruce Housing Associates, L.P.                    --          --     (2)              --            --            --             --
Carrington Limited Dividend Housing
  Association Limited Partnership              336,795      (129,106)                 --            --            --        207,689
Chestnut Park Associates, L.P.                    --          --     (2)              --            --            --             --
Chowan Senior Manor Associates Limited            --          --     (2)              --            --            --             --
  Partnership
Christian Street Commons Associates               --          --     (2)              --            --            --             --
Country View Apartments                           --          --     (2)              --        (1,500)        1,500             --
Desarrollos de Belen Limited Partnership          --          --     (2)              --        (2,000)        2,000             --
Desarrollos de Emaus Limited Partnership          --          --     (2)              --        (3,000)        3,000             --
Ellinwood Heights Apartments, L.P.              25,885        10,113                  --          (480)           --          35,518
Fulton Street Houses Limited Partnership          --          --     (2)              --            --            --             --
Hayes Run Limited Partnership                     --          --     (2)              --        (1,785)        1,785             --
Howard L. Miller Sallisaw Apartments II,         1,203          (723)(1)              --          (480)           --             --
  L.P.
Hurlock Meadow Limited Partnership                --          --     (2)              --            --            --             --
Ivy Family, L.P.                                  --          --     (2)              --            --            --             --
Justin Associates                                 --          --     (2)              --            --            --             --
LaBelle Commons, Ltd.                             --          --     (2)              --        (2,320)        2,320             --
Lawrence Road Properties, Ltd.                    --          --     (2)              --            --            --             --
Loma Del Norte Limited Partnership                --          --     (2)              --            --            --             --
Long Reach Associates Limited Partnership         --          --     (2)              --            --            --             --
Mirador del Toa Limited Partnership               --          --     (2)              --          (572)          572             --
Moore Haven Commons, Ltd.                         --          --     (2)              --            --            --             --
NP-89 Limited Dividend Housing
  Association Limited Partnership              860,503       (84,828)                 --       (10,000)           --        765,675
Nash Hill Associates, Limited Partnership        2,179        (2,179)(1)              --            --            --             --
North Calhoun City, L.P.                          --          --     (2)              --            --            --             --
Orange City Plaza, Limited Partnership            --          --     (2)              --        (2,500)        2,500             --
Puerta del Mar Limited Partnership                --          --     (2)              --        (1,320)        1,320             --
Purvis Heights Properties, L.P.                  9,008        (9,008)(1)              --            --            --             --
Queen Lane Investors                              --          --     (2)              --            --            --             --
Somerset Manor, Ltd.                              --          --     (2)              --            --            --             --
Sugar Cane Villas, Ltd.                           --          --     (2)              --       (11,083)       11,083             --
Summerfield Apartments Limited Partnership        --          --     (2)              --        (5,000)        5,000             --
Sydney Engel Associates L.P.                      --          --     (2)              --            --            --             --
Union Valley Associates Limited                   --          --     (2)              --            --            --             --
  Partnership
Walnut Grove Family, L.P.                         --          --     (2)              --            --            --             --
Waynesboro Apartments Limited Partnership         --          --     (2)              --            --            --             --
West Calhoun City, L.P.                           --          --     (2)              --            --            --             --
Westminster Apartments Limited Partnership        --          --     (2)              --            --            --             --
                                             --------     ----------           ---------      --------     ---------     ----------

                                             1,235,573    $ (215,731)          $      --      $(44,320)    $  33,360     $1,008,882
                                            ==========    ==========           =========      ========     =========     ==========


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2003 is as follows:


                                                                                                               Cash      Investment
                                                         Partnership's        Adjustment       Cash        distributions  in Local
                                            Investment     equity in         to carrying   distributions   classified as   Partner-
                                             in Local     income (loss)         value         received     other income      ship
                                            Partnership     for the           during the     during the     during the     balance
                                            balance as     year ended         year ended     year ended     year ended      as of
                                            of March 30,  December 31,         March 30,     March 30,       March 30,    March 30,
Name of Local Partnership                      2002          2002                2003          2003            2003          2003
April Gardens Apartments II Limited         $      --     $    --   (2)     $    --            $   (960)     $    960     $     --
  Partnership
Ashland Park Apartments, L.P.                      --          --   (2)          --                  --            --           --
Auburn Family, L.P.                                --          --   (2)          --                  --            --           --
Batesville Family, L.P.                            --          --   (2)          --                  --            --           --
Bay Springs Elderly, L.P.                          --          --   (2)          --                  --            --           --
Brisas del Mar Apartments Limited                  --          --   (2)          --              (1,320)        1,320           --
  Partnership
Bruce Housing Associates, L.P.                     --          --   (2)          --                  --            --           --
Carrington Limited Dividend Housing
  Association Limited Partnership             461,757      (124,962)             --                  --            --       336,795
Chestnut Park Associates, L.P.                     --          --   (2)          --                  --            --           --
Chowan Senior Manor Associates Limited             --          --   (2)          --              (1,580)        1,580           --
  Partnership
Christian Street Commons Associates                --          --   (2)          --                  --            --           --
Country View Apartments                        47,058       (11,521)          (34,787) (3)         (750)           --           --
Desarrollos de Belen Limited Partnership           --          --   (2)          --                  --            --           --
Desarrollos de Emaus Limited Partnership           --          --   (2)          --                  --            --           --
Ellinwood Heights Apartments, L.P.             20,606         5,279              --                  --            --        25,885
Fulton Street Houses Limited Partnership           --          --   (2)          --                  --            --           --
Hayes Run Limited Partnership                      --          --   (2)          --              (1,785)        1,785           --
Howard L. Miller Sallisaw Apartments II,        4,115        (2,912)             --                  --            --         1,203
  L.P.
Hurlock Meadow Limited Partnership                 --          --   (2)          --              (3,176)        3,176           --
Ivy Family, L.P.                                   --          --   (2)          --                  --            --           --
Justin Associates                                  --          --                --                  --            --           --
LaBelle Commons, Ltd.                              --          --   (2)          --                  --            --           --
Lawrence Road Properties, Ltd.                     --          --   (2)          --                  --            --           --
Loma Del Norte Limited Partnership              9,220        (5,220)(1)          --              (4,000)           --           --
Long Reach Associates Limited Partnership          --          --   (2)          --                  --            --           --
Mirador del Toa Limited Partnership                --          --   (2)          --                (572)          572           --
Moore Haven Commons, Ltd.                          --          --   (2)          --                  --            --           --
NP-89 Limited Dividend Housing
  Association Limited Partnership           1,082,233      (212,730)             --             (10,000)           --       860,503
Nash Hill Associates, Limited Partnership      42,781       (40,602)             --                  --            --         2,179
North Calhoun City, L.P.                       37,012        (7,247)          (29,765) (3)           --            --           --
Orange City Plaza, Limited Partnership             --          --   (2)          --                  --            --           --
Puerta del Mar Limited Partnership                 --          --   (2)          --              (1,320)          1,320         --
Purvis Heights Properties, L.P.                32,896       (22,999)             --                (889)           --         9,008
Queen Lane Investors                               --          --   (2)          --                  --            --           --
Somerset Manor, Ltd.                               --          --   (2)          --                  --            --           --
Sugar Cane Villas, Ltd.                            --          --   (2)          --                  --            --           --
Summerfield Apartments Limited Partnership         --          --   (2)          --             (10,000)         10,000         --
Sydney Engel Associates L.P.                       --          --   (2)          --              (1,000)          1,000         --
Union Valley Associates Limited                    --          --   (2)          --                  --            --           --
  Partnership
Walnut Grove Family, L.P.                          --          --   (2)          --                  --            --           --
Waynesboro Apartments Limited Partnership          --          --   (2)          --                  --            --           --
West Calhoun City, L.P.                        48,692       (10,181)          (38,511) (3)           --            --           --
Westminster Apartments Limited Partnership         --          --   (2)          --                  --            --           --
                                           ----------     ---------        ----------         ---------       ---------  ----------

                                           $1,787,370     $(433,095)       $ (103,063)        $ (37,352)      $  21,713  $1,235,573
                                           ==========     ==========       ==========         =========       =========  ==========

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

                   AMERICAN TAX CREDIT PROPERTIES III L.P.
                 NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   Property information for each Local Partnership as of December 31, 2003 is as follows:


                                                             Mortgage                           Buildings and       Accumulated
     Name of Local Partnership                            loans payable        Land             improvements        depreciation
---------------------------------------------------------------------------------------------------------------------------------

April Gardens Apartments II Limited
  Partnership                                            $   1,973,815      $      39,984      $   2,491,962       $  (1,303,642)
Ashland Park Apartments, L.P.                                1,025,226             50,160          1,246,492            (592,754)
Auburn Family, L.P.                                            458,699             20,000            580,872            (252,444)
Batesville Family, L.P.                                      1,423,964             52,000          1,843,095            (752,388)
Bay Springs Elderly, L.P.                                      668,431             38,000            852,608            (373,554)
Brisas del Mar Apartments Limited
  Partnership                                                2,620,029            100,280          3,372,029          (1,754,661)
Bruce Housing Associates, L.P.                               1,092,492             16,000          1,482,081            (720,761)
Carrington Limited Dividend Housing
  Association Limited Partnership                            3,272,459            200,000          6,590,677          (3,243,210)
Chestnut Park Associates, L.P.                               4,858,207            781,700          8,654,778          (4,006,230)
Chowan Senior Manor Associates Limited
  Partnership                                                1,235,772             86,101          1,530,162            (737,455)
Christian Street Commons Associates                            581,261               --                7,545              (1,359)
Country View Apartments                                        926,215             35,698          1,240,915            (381,875)
Desarrollos de Belen Limited Partnership                     1,857,433             96,190          2,532,279            (961,575)
Desarrollos de Emaus Limited Partnership                     3,157,278            214,000          4,050,973          (1,456,740)
Ellinwood Heights Apartments, L.P.                             679,943             10,000            952,966            (296,761)
Fulton Street Houses Limited Partnership                     3,869,930                  2          6,036,470          (2,628,521)
Hayes Run Limited Partnership                                1,409,261             85,060          1,627,418            (520,875)
Howard L. Miller Sallisaw Apartments
  II, L.P.                                                     608,937             39,000            728,036            (245,795)
Hurlock Meadow Limited Partnership                           1,254,600             49,525          1,594,074            (731,586)
Ivy Family, L.P.                                               772,383             11,000          1,076,150            (535,782)
Justin Associates                                            2,270,290             27,472          4,374,667          (1,910,828)
LaBelle Commons, Ltd.                                        1,000,922             98,947          1,184,937            (501,946)
Lawrence Road Properties, Ltd.                                 750,067             50,000            959,446            (383,812)
Loma Del Norte Limited Partnership                           1,421,608             84,874          1,853,991            (617,901)
Long Reach Associates Limited Partnership                    1,462,159            118,446          1,914,965            (670,896)
Mirador del Toa Limited Partnership                          1,857,814            105,000          2,343,423          (1,241,742)
Moore Haven Commons, Ltd.                                      917,231             73,645          1,197,000            (581,421)
NP-89 Limited Dividend Housing Association
  Limited Partnership                                        3,767,077            150,000          7,573,732          (3,429,706)
Nash Hill Associates, Limited Partnership                    1,451,870            123,876          1,696,415            (587,562)
North Calhoun City, L.P.                                       475,003             12,000            663,302            (284,365)
Orange City Plaza, Limited Partnership                         417,935             53,904          1,051,852            (405,494)
Puerta del Mar Limited Partnership                           2,493,105            115,000          3,212,170          (1,680,289)
Purvis Heights Properties, L.P.                              1,135,775             47,000          1,507,912            (580,547)
Queen Lane Investors                                         1,524,745             60,301          2,781,755          (1,294,242)
Somerset Manor, Ltd.                                           887,724             53,383          1,117,435            (532,469)
Sugar Cane Villas, Ltd.                                      3,270,912             58,500          4,088,461          (1,964,750)
Summerfield Apartments Limited Partnership                   1,644,932            195,411          2,710,360            (838,625)
Sydney Engel Associates L.P.                                16,394,250            284,305         19,443,725          (9,249,275)
Union Valley Associates Limited Partnership                  1,430,974             97,800          1,758,877            (583,772)
Walnut Grove Family, L.P.                                      838,360             30,000          1,053,700            (471,254)
Waynesboro Apartments Limited Partnership                    1,465,594             76,000          1,792,999            (613,786)
West Calhoun City, L.P.                                        735,596             18,000          1,066,765            (459,494)
Westminster Apartments Limited Partnership                   1,607,972             51,651          1,143,800            (770,336)
                                                         -------------      -------------      -------------       -------------
                                                         $  82,968,250      $   3,910,215      $ 114,983,271       $ (51,152,480)
                                                         =============      =============      =============       =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5.    Investment in Local Partnerships (continued)

      Property information for each Local Partnership as of December 31, 2002 is as follows:


                                                             Mortgage                           Buildings and       Accumulated
     Name of Local Partnership                            loans payable        Land             improvements        depreciation
---------------------------------------------------------------------------------------------------------------------------------
April Gardens Apartments II Limited
  Partnership                                            $   1,980,296      $      39,984      $   2,484,604       $  (1,198,472)
Ashland Park Apartments, L.P.                                1,028,823             50,160          1,247,739            (547,591)
Auburn Family, L.P.                                            461,511             20,000            564,799            (239,518)
Batesville Family, L.P.                                      1,428,095             52,000          1,820,751            (705,028)
Bay Springs Elderly, L.P.                                      670,554             38,000            847,593            (354,876)
Brisas del Mar Apartments Limited
  Partnership                                                2,629,597            100,280          3,362,895          (1,623,278)
Bruce Housing Associates, L.P.                               1,096,634             16,000          1,460,299            (675,664)
Carrington Limited Dividend Housing
  Association Limited Partnership                            3,313,001            200,000          6,576,478          (2,992,681)
Chestnut Park Associates, L.P.                               4,936,911            781,700          8,654,778          (3,692,202)
Chowan Senior Manor Associates Limited
  Partnership                                                1,242,244             86,101          1,530,162            (675,850)
Christian Street Commons Associates                            590,264               --                7,545              (1,085)
Country View Apartments                                        929,391             35,698          1,238,033            (348,450)
Desarrollos de Belen Limited Partnership                     1,863,565             96,190          2,534,399            (872,191)
Desarrollos de Emaus Limited Partnership                     3,167,700            214,000          4,050,973          (1,318,784)
Ellinwood Heights Apartments, L.P.                             682,238             10,000            892,848            (278,602)
Fulton Street Houses Limited Partnership                     3,869,930                  2          6,023,119          (2,402,631)
Hayes Run Limited Partnership                                1,413,949             85,060          1,566,104            (475,651)
Howard L. Miller Sallisaw Apartments
  II, L.P.                                                     610,844             39,000            735,346            (240,073)
Hurlock Meadow Limited Partnership                           1,259,122             49,525          1,587,778            (671,775)
Ivy Family, L.P.                                               778,437             11,000          1,075,733            (501,620)
Justin Associates                                            2,312,477             27,472          4,369,992          (1,750,111)
LaBelle Commons, Ltd.                                        1,004,428             98,947          1,184,937            (458,923)
Lawrence Road Properties, Ltd.                                 752,561             50,000            947,764            (358,996)
Loma Del Norte Limited Partnership                           1,426,203             84,874          1,814,082            (568,731)
Long Reach Associates Limited Partnership                    1,466,875            118,446          1,878,410            (623,154)
Mirador del Toa Limited Partnership                          1,864,895            105,000          2,341,013          (1,155,272)
Moore Haven Commons, Ltd.                                      920,328             73,645          1,197,000            (539,431)
NP-89 Limited Dividend Housing Association
  Limited Partnership                                        3,850,171            150,000          7,536,598          (3,128,386)
Nash Hill Associates, Limited Partnership                    1,456,772            123,876          1,695,582            (542,552)
North Calhoun City, L.P.                                       479,097             12,000            645,767            (270,259)
Orange City Plaza, Limited Partnership                         425,929             53,904          1,045,306            (373,561)
Puerta del Mar Limited Partnership                           2,502,210            115,000          3,201,130          (1,553,840)
Purvis Heights Properties, L.P.                              1,136,111             47,000          1,506,005            (541,865)
Queen Lane Investors                                         1,532,919             60,301          2,781,754          (1,188,295)
Somerset Manor, Ltd.                                           890,588             53,383          1,107,954            (491,700)
Sugar Cane Villas, Ltd.                                      3,281,591             58,500          4,088,461          (1,819,665)
Summerfield Apartments Limited Partnership                   1,677,183            195,411          2,708,470            (771,346)
Sydney Engel Associates L.P.                                16,682,455            284,305         19,443,724          (8,540,801)
Union Valley Associates Limited Partnership                  1,435,626             97,800          1,758,877            (540,318)
Walnut Grove Family, L.P.                                      840,843             30,000          1,041,805            (445,539)
Waynesboro Apartments Limited Partnership                    1,470,625             76,000          1,790,894            (575,728)
West Calhoun City, L.P.                                        745,254             18,000          1,030,716            (435,562)
Westminster Apartments Limited Partnership                   1,607,972             51,651          1,129,209            (696,783)
                                                         -------------      -------------      -------------       -------------
                                                         $  83,716,219      $   3,910,215      $ 114,507,406       $ (47,186,840)
                                                         =============      =============      =============       =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


5. Investment in Local Partnerships (continued)

   The summary of property activity during the year ended December 31, 2003 is as follows:


                                                         Net change
                                                         during the
                                  Balance as of          year ended             Balance as
                                 December 31, 2002    December 31, 2003      December 31, 2003
                                 -----------------    -----------------      -----------------

Land                              $   3,910,215         $        --            $   3,910,215
Buildings and improvements          114,507,406               475,865            114,983,271
                                  -------------         -------------          -------------
                                    118,417,621               475,865            118,893,486
Accumulated depreciation            (47,186,840)           (3,965,640)           (51,152,480)
                                  -------------         -------------          -------------
                                  $  71,230,781         $  (3,489,775)         $  67,741,006
                                  =============         =============          =============

6. Transactions with General Partner and Affiliates

   For the years ended March 30, 2004, 2003 and 20012 the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:


                                             2004                        2003                        2002
                                     ----------------------      ----------------------      ----------------------
                                       Paid        Incurred        Paid        Incurred        Paid        Incurred
                                     --------      --------      --------      --------      --------      --------

Management fees (see Note 8)         $183,663      $230,571      $299,800      $230,571      $274,000      $230,571

Administration fees (see Note 8)       16,353       230,571        16,195       230,571       156,645       230,571


   For the years ended December 31, 2003, 2002 and 2001, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                          2004                         2003                        2002
                                  -----------------------      ----------------------      ----------------------
                                   Paid          Incurred        Paid        Incurred        Paid        Incurred
                                  --------       --------      --------      --------      --------      --------

Property management fees          $43,159        $38,873        $32,851        $37,800      $30,585       $32,020

Insurance and other services       37,269         35,870         35,297         34,231       17,267        17,267

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


7. Taxable Loss

   A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2004, 2003 and 2002 to the tax return net loss for the years ended December 31, 2003, 2002 and 2001 is as follows:


                                                           2004              2003               2002
                                                       -----------        -----------        -----------

Financial statement net loss for
  the years ended March 30, 2004,
  2003, and 2002                                       $  (611,662)       $  (875,199)       $(1,509,355)

Add (less) net transactions occurring between
  January 1, 2001 and March 30, 2001                          --                 --              (73,432)
  January 1, 2002 and March 30, 2002                          --              (72,489)            72,489
  January 1, 2003 and March 30, 2003                       (59,193)            59,193               --
  January 1, 2004 and March 30, 2004                        95,397               --                 --
                                                       -----------        -----------         ----------
Adjusted financial statement net
  loss for the years ended December
  31, 2003, 2002 and 2001                                 (575,458)          (888,495)        (1,510,298)

Adjustment to management and
  administration fees pursuant
  to Internal Revenue Code
  Section 267                                              146,259            145,147            143,797

Differences arising from equity
  in loss of investment in local
  partnerships                                          (2,720,797)        (2,773,921)        (2,112,608)

Other income from local partnerships                       (33,286)           (13,537)           (16,877)

Other differences                                           (5,904)            (9,961)            11,184
                                                       -----------        -----------         ----------

Tax return net loss for the
  years ended December 31, 2003,
  2002 and 2001                                        $(3,189,186)       $(3,540,767)       $(3,484,802)
                                                       ===========        ===========        ===========

     The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2003 and 2002 are as follows:

                                                     2003              2002
                                                 ------------      ------------

Investment in local partnerships -
  financial reporting                            $  1,008,882      $  1,237,573
Investment in local partnerships - tax            (11,954,080)       (8,971,306)
                                                 ------------      ------------

                                                 $ 12,962,962      $ 10,208,879
                                                 ============      ============

     Payable to general partner and affiliate in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


8. Commitments and Contingencies

   Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 2004. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 2004. Such amounts are aggregated and reflected under the caption management fees in the accompanying financial statements. Unpaid Management Fees and Additional Management Fees in the amount of $1,256,577 and $1,209,669 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2004 and 2003, respectively.

   In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 2004. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 2004. Such amounts are aggregated and reflected under the caption administration fees in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the amount of $788,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2004 and 2003. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $687,739 and $473,521 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2004 and 2003, respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


9. Fair Value of Financial Instruments

   The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

   Cash and Cash Equivalents
   -------------------------

   The carrying amount approximates fair value.

   Investments in Bonds
   --------------------

   Fair value is estimated based on market quotes provided by an independent service as of the balance sheet dates.

   Interest Receivable
   -------------------

   The carrying amount approximates fair value due to the terms of the underlying investments.


   The estimated fair value of the Partnership's financial instruments as of March 30, 2004 and 2003 are disclosed elsewhere in the financial statements.

10. Quarterly Financial Information - Unaudited

   The following is a summary of results of operations for each of the four quarters for the years indicated:


                                                First           Second            Third            Fourth
                                               Quarter          Quarter           Quarter          Quarter
                                            -----------------------------------------------------------------

2004
----

Total revenue                                $  44,897         $  58,432         $  46,115        $  44,262

Loss from operations                           (94,092)          (91,004)         (115,438)         (95,397)

Equity in loss of investment
  in local partnerships                        (61,546)          (25,744)          (38,902)         (89,539)

Net loss                                      (155,638)         (116,748)         (154,340)        (184,936)

2003
----

Total revenue                                $  57,556         $  48,609         $  48,056        $  70,033

Loss from operations                           (83,360)          (79,110)          (87,378)         (89,193)

Equity in loss of investment
  in local partnerships                       (103,853)         (138,879)         (135,450)        (157,976)

Net loss                                      (187,213)         (217,989)         (222,828)        (247,169)

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2004, 2003 AND 2002


10.   Quarterly Financial Information - Unaudited (continued)


                                        First           Second             Third            Fourth
                                       Quarter          Quarter            Quarter          Quarter
                                     ------------------------------------------------------------------

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.    Controls and Procedures

As of March 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 30, 2004, and (ii) no changes occurred during the quarter ended March 30, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

-------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 56, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 43, is the President of Richman Housing and is a stockholder and the President of Richman Group. Mr. Salzman is responsible for the acquisition and development of residential real estate for syndication for Richman Group.

Neal Ludeke, age 46, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, a Vice President and the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina S. Dodge, age 48, is the Secretary of Richman Housing. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

The Board of Directors of the General Partner acts as the audit committee of the Registrant. Mr. Richman is a member of the Board of Directors of the General Partner and is deemed to be an audit committee financial expert. Mr. Richman is not independent of the Registrant.

The Board of Directors of the General Partner has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 599 W. Putnam Avenue, Greenwich, Connecticut 06830, Attention:
Secretary.

Item 11.    Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 2004, Richman Housing did not pay any remuneration to any of its officers or its director.


Item 12.    Security Ownership of Certain Beneficial Owners and Management

Affiliates of Everest Properties, Inc., having the mailing address 155 N. Lake Avenue, Suite 1000, Pasadena, California 91101 are the owners of 3,162 Units, representing approximately 8.8% of all such Units. As of May 31, 2004, no person or entity, other than affiliates of Everest Properties, Inc., was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly owned by Richard Paul Richman.


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

Transactions with General Partner and Affiliates
------------------------------------------------

The net tax losses and Low-income Tax Credits generated by Registrant during the year ended December 31, 2003 allocated to the General Partner were $31,892 and $1,331, respectively. The net tax losses and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2003 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $25,778 and $1,076, respectively.

Indebtedness of Management.
---------------------------

No officer or director of the General Partner or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2004.


Item 14.  Principal Accountant Fees and Services

The annual audit fees for Registrant for the years ended March 30, 2004 and 2003 were $42,873 and $41,333, respectively.

The annual tax preparation fees for Registrant for each of the years ended March 30, 2004 and 2003 were $10,000.

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

     28.4            Supplement No. 3 dated December 20, 1990 to Prospectus      Exhibit 28.4 to Form 10-K Report
                                                                                 dated March 30, 1991
                                                                                 (File No. 33-31390)

     28.5            Supplement No. 4 dated October 30, 1991 to Prospectus       Exhibit 28.5 to Form 10-K Report
                                                                                 dated March 30, 1992
                                                                                 (File No. 33-31390)

     28.6            Supplement No. 5 dated December 26, 1991 to Prospectus      Exhibit 28.6 to Form 10-K Report
                                                                                 dated March 30, 1992
                                                                                 (File No. 33-31390)

     28.7            Supplement No. 6 dated January 15, 1992 to Prospectus       Exhibit 28.7 to Form 10-K Report
                                                                                 dated March 30, 1990
                                                                                 (File No. 33-31390)

     31.1            Rule 13a-14/15d-14(a) Certification of Chief Executive
                     Officer

     31.2            Rule 13a-14/15d-14(a) Certification of Chief Financial
                     Officer.

     32.1            Section 1350 Certification of Chief Executive Officer.

     32.2            Section 1350 Certification of Chief Financial
                     Officer.

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

Dated:  July 13, 2004               /s/ David Salzman
        -------------               ------------------------------
                                    by:  David Salzman
                                         Chief Executive Officer


Dated:  July 13, 2004               /s/ Neal Ludeke
        -------------               ------------------------------
                                    by: Neal Ludeke
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature                      Title                               Date
---------                      -----                               ----

/s/ David Salzman              Chief Executive Officer of          July 13, 2004
-----------------------------  the general partner of the          -------------
(David Salzman)                General Partner

/s/ Neal Ludeke                Chief Financial Officer of          July 13, 2004
-----------------------------  the general partner of the          -------------
(Neal Ludeke)                  General Partner