Form 10-Q
period 2004-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2004-08-16
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                            ------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2004
                               -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

                         Commission file number: 0-19217
                                                 -------


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                         13-3545006
--------                                                         ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                              06830
-------------------------------------------                         -----
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

       Balance Sheets.........................................................3

       Statements of Operations...............................................4

       Statements of Cash Flows...............................................5

       Notes to Financial Statements..........................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)



                                                                            June 29,       March 30,
                                                               Notes          2004           2004
                                                               -----     ------------    ------------
ASSETS
Cash and cash equivalents                                                $    17,515     $   103,242
Investments in bonds                                             2         2,357,660       2,635,158
Investment in local partnerships                                 3           943,874       1,008,882
Prepaid expenses                                                               6,299
Interest receivable                                                            8,676          19,613
                                                                         ------------    ------------
                                                                         $ 3,334,024     $ 3,766,895

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                 $   716,888     $   862,952
   Payable to general partner and affiliates                               1,911,807       1,944,316
                                                                         ------------    ------------

                                                                           2,628,695       2,807,268
                                                                         ------------    ------------

Commitment and contingencies                                     3

Partners' equity (deficit)

   General partner                                                          (309,496)       (307,932)

   Limited partners (35,883 units of limited partnership
     interest outstanding)                                                   889,591       1,044,413
   Accumulated other comprehensive income, net                   2           125,234         223,146
                                                                         ------------    ------------

                                                                             705,329         959,627
                                                                         ------------    ------------

                                                                         $ 3,334,024     $ 3,766,895
                                                                         ============    ============


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)



                                                          Notes         2004          2003
REVENUE                                                   -----      ----------    ----------
Interest                                                             $  33,006     $  39,975
Other income from local partnerships                                     8,480         4,922
                                                                     ----------    ----------
TOTAL REVENUE                                                           41,486        44,897
                                                                     ----------    ----------

EXPENSES

Administration fees                                                     57,643        57,643
Management fees                                                         57,643        57,643
Professional fees                                                       18,658        10,430
State of New Jersey filing fee                                           5,902         6,353
Printing, postage and other                                              3,018         6,920
                                                                     ----------    ----------

TOTAL EXPENSES                                                         142,864       138,989
                                                                     ----------    ----------

Loss from operations                                                  (101,378)      (94,092)

Equity in loss of investment in local partnerships          3          (55,008)      (61,546)
                                                                     ----------    ----------

NET LOSS                                                              (156,386)     (155,638)

Other comprehensive income (loss), net                      2          (97,912)       35,243
                                                                     ----------    ----------

COMPREHENSIVE LOSS                                                   $(254,298)    $(120,395)
                                                                     ==========    ==========


NET LOSS ATTRIBUTABLE TO

   General partner                                                   $  (1,564)    $  (1,556)
   Limited partners                                                   (154,822)     (154,082)
                                                                     ----------    ----------

                                                                     $(156,386)    $(155,638)
                                                                     ==========    ==========

NET LOSS per unit of limited partnership interest
   (35,883 units of limited partnership interest)                    $   (4.31)    $   (4.29)
                                                                     ==========    ==========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)



                                                                 2004              2003
                                                              -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                             $  23,529         $  23,540
Cash paid for
     administration fees                                       (122,795)           (4,049)
     management fees                                           (141,000)          (25,000)
     professional fees                                          (35,928)             (259)
     State of New Jersey filing fee                             (24,995)          (36,353)
     printing, postage and other expenses                        (3,018)           (6,917)
                                                              -----------        ----------
Net cash used in operating activities                          (304,207)          (49,038)
                                                              -----------        ----------


CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds         200,000
Cash distributions from local partnerships                       18,480             4,922
                                                              ----------        ----------

Net cash provided by investing activities                       218,480             4,922
                                                              ----------        ----------

Net decrease in cash and cash equivalents                       (85,727)          (44,116)

Cash and cash equivalents at beginning of period                103,242           109,550
                                                              ----------        ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                    $  17,515         $  65,434
                                                              ==========        ==========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net           $ (97,912)        $  35,243
                                                              ==========        ==========

-------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page 6.



                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (continued)
                    THREE MONTHS ENDED JUNE 29, 2004 AND 2003
                                   (UNAUDITED)

                                                                                   2004                2003
                                                                               ------------       -------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss                                                                       $  (156,386)        $  (155,638)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                               55,008              61,546
   Distributions from local partnerships classified as other income                 (8,480)             (4,922)
   Amortization of net premium on investments in bonds                               1,150                 905
   Accretion of zero coupon bonds                                                  (21,564)            (21,564)
   Increase in prepaid expenses                                                     (6,299)
   Decrease in interest receivable                                                  10,937               4,224
   Increase (decrease) in payable to general partner and affiliates                (32,509)             86,237
   Decrease in accounts payable and accrued expenses                              (146,064)            (19,826)
                                                                               ------------        ------------
NET CASH USED IN OPERATING ACTIVITIES                                          $  (304,207)        $   (49,038)
                                                                               ============        ============


                       See Notes to Financial Statements.

                    AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 29, 2004
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.


2.   Investments in Bonds

     As of June 29, 2004, certain information concerning investments in bonds is as follows:

                                                                        Gross            Gross
                                                   Amortized          unrealized       unrealized        Estimated
     Description and maturity                        cost               gains            losses          fair value
     ------------------------                    -------------      ------------      ------------      -------------
     Corporate debt securities
        Within one year                          $     200,000       $     3,130       $        --      $    203,130
        After one year through five years              504,811            43,884                --           548,695
                                                 -------------       -----------       -----------      ------------
                                                       704,811            47,014                --           751,825
                                                 -------------       -----------       -----------      ------------

     U.S. Treasury debt securities
        After one year through five years            1,527,615            78,220                --         1,605,835
                                                 -------------       -----------       -----------      ------------

                                                 $   2,232,426       $   125,234       $        --      $  2,357,660
                                                 =============       ===========       ===========      ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3.   Investment in Local Partnerships

     The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of March 31, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $82,758,000 and accrued interest payable on such loans totaling approximately $4,511,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

     For the three months ended June 29, 2004, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2004                  $  1,008,882

         Equity in loss of investment in local partnerships                          (55,008)*

         Cash distributions received from Local Partnerships                         (18,480)

         Cash distributions from Local Partnerships classified as
            other income                                                               8,480
                                                                                -------------
         Investment in local partnerships as of June 29, 2004                   $    943,874
                                                                                =============


     *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $703,310 for the three months ended March 31, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein
     Note 3.

     As of March 31, 2004, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, representing an arrearage of approximately $510,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance.

     As of March 31, 2004, Queen Lane Investors ("Queen Lane") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are eight months in arrears, representing an arrearage of approximately $40,000. Although Queen Lane has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000.


     The combined unaudited balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined balance sheets of the Local Partnerships as of March 31, 2004 and December 31, 2003 are as follows:

                                                                           March 31,       December 31,
                                                                             2004              2003
                                                                        -------------     --------------
    ASSETS
Cash and cash equivalents                                               $  1,213,092      $  1,204,402
Rents receivable                                                             468,991           420,753
Escrow deposits and reserves                                               5,896,557         5,673,980
Land                                                                       3,910,215         3,910,215
Buildings and improvements (net of accumulated depreciation
 of $52,141,921and $51,152,480)                                           62,890,814        63,830,791
Intangible assets (net of accumulated amortization of $538,131
 and $527,467)                                                               514,678           525,341
Other assets                                                               1,322,519         1,236,568
                                                                        ------------      ------------
                                                                        $ 76,216,866      $ 76,802,050
                                                                        ============      ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                                 $  1,478,716      $  1,113,199
  Due to related parties                                                   5,264,687         5,292,379
  Mortgage loans                                                          82,757,512        82,968,250
  Accrued interest                                                         4,511,225         4,414,472
  Other liabilities                                                          734,802           696,805
                                                                        ------------      ------------

                                                                          94,746,942        94,485,105
                                                                        ------------      ------------

Partners' equity (deficit)

  American Tax Credit Properties III L.P.
     Capital contributions, net of distributions                          28,812,456        28,812,656
     Cumulative loss                                                     (26,435,629)      (26,380,621)
                                                                        ------------      -------------

                                                                           2,376,827         2,432,035
                                                                        ------------      ------------

  General partners and other limited partners
     Capital contributions, net of distributions                            (315,305)         (310,121)
     Cumulative loss                                                     (20,591,598)      (19,804,969)
                                                                        -------------      ------------

                                                                         (20,906,903)      (20,115,090)
                                                                        -------------      ------------

                                                                         (18,530,076)      (17,683,055)
                                                                        -------------      ------------

                                                                        $ 76,216,866      $ 76,802,050
                                                                        ============      ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                                  JUNE 29, 2004
                                   (UNAUDITED)


3.   Investment in Local Partnerships (continued)

     The combined statements of operations of the Local Partnerships for the three months ended March 31, 2004 and 2003 are as follows:

                                                                             2004              2003
                                                                         ------------      -----------
    REVENUE
    Rental                                                               $ 2,899,076       $ 2,901,980
    Interest and other                                                        85,543            60,826
                                                                         -----------       -----------
    Total Revenue                                                          2,984,619         2,962,806
                                                                         -----------       -----------

    EXPENSES

    Administrative                                                           603,862           565,675
    Utilities                                                                407,744           343,911
    Operating and maintenance                                                688,897           627,771
    Taxes and insurance                                                      407,332           374,661
    Financial                                                                703,746           751,006
    Depreciation and amortization                                          1,014,675         1,030,184
                                                                         -----------       -----------

    Total Expenses                                                         3,826,256         3,693,208
                                                                         -----------       -----------

    NET LOSS                                                             $  (841,637)      $  (730,402)
                                                                         ============      ============

    NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties III L.P.                            $   (55,008)      $   (61,546)
      General partners and other limited partners, which includes
         $703,310 and $610,795 of Partnership loss in excess of
         investment                                                         (786,629)         (668,856)
                                                                         ------------      ------------

                                                                         $  (841,637)      $  (730,402)
                                                                         ============      ============

     The combined results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.


4.   Additional Information

     Additional information, including the audited March 30, 2004 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2004 on file with the Securities and Exchange Commission.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
---------------------------------------

As of June 29, 2004, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the three months ended June 29, 2004, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $363,000 during the three months ended June 29, 2004 (which includes a net unrealized loss on investments in bonds of approximately $98,000, accretion of zero coupon bonds of approximately $22,000 and amortization of net premium of investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the three months ended March 31, 2004 of $55,008 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $8,480 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $672,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2004.

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

Registrant's operations for the three months ended June 29, 2004 and 2003 resulted in net losses of $156,386 and $155,638 respectively. Other comprehensive income (loss) for the three months ended June 29, 2004 and 2003 resulted from a net unrealized gain (loss) on investments in bonds of $(97,912) and $35,243, respectively.

The Local Partnerships' net loss of approximately $842,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $2,985,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,812,000 and approximately $1,015,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $730,000 for the three months ended March 31, 2003 was attributable to rental and other revenue of approximately $2,963,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,663,000 and approximately $1,030,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters
-------------------------

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2003, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2004, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Christian Street Commons Associates ("Christian Street") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street reported an operating deficit of approximately $5,000 for the three months ended March 31, 2004, which includes property management fees of approximately $1,000. As of March 31, 2004, the Local General Partner has advanced approximately $112,000 under its Deficit Guarantee obligation and it represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998. Christian Street generated approximately $32.1 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of March 31, 2004, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, representing an arrearage of approximately $510,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2004. Westminster reported an operating deficit of approximately $30,000 for the three months ended March 31, 2004, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $63.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Justin Associates ("Justin") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $17,000 for the three months ended March 31, 2004, which includes property management fees of approximately $4,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. Justin generated approximately $99.0 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Moore Haven Commons, Ltd. ("Moore Haven") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Moore Haven reported an operating deficit of approximately $11,000 for the three months ended March 31, 2004, which includes property management fees of approximately $3,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Moore Haven, after cumulative equity losses, became zero during the year ended March 30, 1995. Moore Haven generated approximately $12.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the management agent to defer property management fees in order to avoid a default under the mortgage. Queen Lane reported an operating deficit of approximately $46,000 for the three months ended March 31, 2004, which includes property management fees of approximately $3,000. As of March 31, 2004, Queen Lane was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are eight months in arrears, representing an arrearage of approximately $40,000. Although Queen Lane has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2004. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000. The Local General Partner represents that payments on the real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $29.3 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $8,000 for the three months ended March 31, 2004, which includes property management fees of approximately $1,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $24.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

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


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.


Item 4.  Controls and Procedures

As of June 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of June 29, 2004, and (ii) no changes occurred during the quarter ended June 29, 2004, that materially affected, or are reasonably likely to materially affect, such internal controls.

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

          None; see Item 5 regarding the mortgage default of certain Local Partnerships.

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------
          None

Item 5.   Other Information
          -----------------

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is over five years in arrears on its first mortgage obligation as of August 2004. Although the local general partner has been involved in negotiating a restructuring of Westminster's debt, a final resolution has not been reached and the mortgage is in default.

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Queen Lane Investors ("Queen Lane") reports that Queen Lane is twelve months in arrears on its first mortgage obligation as of August 2004. Although the local general partner has been involved in negotiating a restructuring of Queen Lane's debt, a final resolution has not been reached and the mortgage is in default.

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


Dated: August 16, 2004               /s/  David Salzman
                                     -----------------------------------
                                     by:  David Salzman
                                          Chief Executive Officer

Dated: August 16, 2004               /s/  Neal Ludeke
                                     -------------------------------------
                                          by: Neal Ludeke
                                          Chief Financial Officer