Form 10-Q
period 2004-09-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2004-11-15
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2004
                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                        13-3545006
--------                                                        ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

Richman Tax Credit Properties III L.P.
599 West Putnam Avenue, 3rd Floor
Greenwich, Connecticut                                                     06830
--------------------------------------------                               -----
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:  (203) 869-0900
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

Yes [X] No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION
                                  ---------------------

Item 1. Financial Statements
        --------------------

Table of Contents                                                          Page
-----------------                                                          ----

Balance Sheets...............................................................3

Statements of Operations.....................................................4

Statements of Cash Flows.....................................................5

Notes to Financial Statements................................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)


                                                                          September 29,     March 30,
                                                                  Notes        2004           2004
                                                                  -----   ------------    ------------
ASSETS

Cash and cash equivalents                                                 $    213,108    $    103,242
Investments in bonds                                                2        2,202,730       2,635,158
Investment in local partnerships                                    3          793,727       1,008,882
Interest receivable                                                              7,432          19,613
                                                                          ------------    ------------

                                                                          $  3,216,997    $  3,766,895
                                                                          ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                  $    711,917    $    862,952
   Payable to general partner and affiliates                                 2,021,599       1,944,316
                                                                          ------------    ------------

                                                                             2,733,516       2,807,268
                                                                          ------------    ------------

Commitments and contingencies                                      3,4

Partners' equity (deficit)

   General partner                                                            (307,932)
                                                                                              (311,959)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                              645,789       1,044,413
   Accumulated other comprehensive income, net                      2          149,651         223,146
                                                                          ------------    ------------

                                                                               483,481         959,627
                                                                          ------------    ------------

                                                                          $  3,216,997    $  3,766,895
                                                                          ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months     Six Months     Three Months     Six Months
                                              Ended           Ended           Ended           Ended
                                           September 29,   September 29,   September 29,   September 29,
                                               2004            2004            2003            2003
                                           ------------    ------------    ------------    ------------
REVENUE
Interest                                   $     33,152    $     66,158    $     40,029    $     80,004
Other income from local partnerships             17,689          26,169          18,403          23,325
                                           ------------    ------------    ------------    ------------
TOTAL REVENUE                                    50,841          92,327          58,432         103,329
                                           ------------    ------------    ------------    ------------

EXPENSES

Administration fees                              57,643         115,286          57,643         115,286
Management fees                                  57,643         115,286          57,643         115,286
Professional fees                                18,592          37,250          28,010          38,440
State of New Jersey filing fee                    6,595          12,497           5,765          12,118
Printing, postage and other                       6,486           9,504             375           7,295
                                           ------------    ------------    ------------    ------------
TOTAL EXPENSES                                  146,959         289,823         149,436         288,425
                                           ------------    ------------    ------------    ------------

Loss from operations                            (96,118)       (197,496)        (91,004)       (185,096)

Equity in loss of investment in local
   partnerships                                (150,147)       (205,155)        (25,744)        (87,290)
                                           ------------    ------------    ------------    ------------

NET LOSS                                       (246,265)       (402,651)       (116,748)       (272,386)

Other comprehensive income (loss)                24,417         (73,495)        (44,586)         (9,343)
                                           ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                         $   (221,848)   $   (476,146)   $   (161,334)   $   (281,729)
                                           ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO

   General partner                         $     (2,463)   $     (4,027)   $     (1,168)   $     (2,724)
   Limited partners                            (243,802)       (398,624)       (115,580)       (269,662)
                                           ------------    ------------    ------------    ------------

                                           $   (246,265)   $   (402,651)   $   (116,748)   $   (272,386)
                                           ============    ============    ============    ============

NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                   $      (6.80)   $     (11.11)   $      (3.23)   $      (7.52)
                                           ============    ============    ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)


                                                              2004            2003
                                                          ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                         $     36,079    $     38,361
Cash paid for
     administration fees                                      (128,289)         (8,161)
     management fees                                          (141,000)        (25,000)
     professional fees                                         (64,287)        (53,124)
     State of New Jersey filing fee                            (24,995)        (36,353)
     printing, postage and other expenses                       (5,004)         (7,292)
                                                          ------------    ------------

Net cash used in operating activities                         (327,496)        (91,569)
                                                          ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds        401,193
Cash distributions from local partnerships                      36,169          23,325
                                                          ------------    ------------

Net cash provided by investing activities                      437,362          23,325
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents           109,866         (68,244)

Cash and cash equivalents at beginning of period               103,242         109,550
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $    213,108    $     41,306
                                                          ============    ============


SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net              $    (73,495)   $     (9,343)
                                                          ============    ============

================================================================================
See reconciliation of net loss to net cash used in operating activities on page
6.


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2004 AND 2003
                                   (UNAUDITED)


                                                                                 2004            2003
                                                                             ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $   (402,651)   $   (272,386)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                             205,155          87,290
   Distributions from local partnerships classified as other income               (26,169)        (23,325)
   Amortization of net premium on investments in bonds                              2,297           1,805
   Gain on redemptions and sales of bonds                                          (1,193)
   Accretion of zero coupon bonds                                                 (43,364)        (43,364)
   Decrease (increase) in interest receivable                                      12,181
                                                                                                      (84)
   Decrease in accounts payable and accrued expenses                             (151,035)        (38,916)
   Increase in payable to general partner and affiliates                           77,283         197,411
                                                                             ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                        $   (327,496)   $    (91,569)
                                                                             ============    ============


                       See Notes to Financial Statements.

                    AMERICAN TAX CREDIT PROPERTIES III, L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.

2.    Investments in Bonds

      As of September 29, 2004, certain information concerning investments in bonds is as follows:

                                                             Gross         Gross
                                              Amortized    unrealized   unrealized   Estimated
     Description and maturity                   cost         gains        losses     fair value
     ------------------------                ----------   ----------   ----------   ----------
      Corporate debt securities
         After one year through five years      504,868       51,781           --      556,649

      U.S. Treasury debt securities
         After one year through five years    1,548,211       97,870           --    1,646,081

                                             $2,053,079   $  149,651   $       --   $2,202,730
                                             ----------   ----------   ----------   ----------

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.    Investment in Local Partnerships

      The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of June 30, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $82,534,000 and accrued interest payable on such loans totaling approximately $4,619,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the six months ended September 29, 2004, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March 30, 2004                   $  1,008,882

      Equity in loss of investment in local partnerships                          (205,155)*

      Cash distributions received from Local Partnerships                          (36,169)

      Cash distributions from Local Partnerships classified as other income         26,169
                                                                              ------------

      Investment in local partnerships as of September 29, 2004               $    793,727
                                                                              ============

     *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,478,142 for the six months ended June 30, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

     As of June 30, 2004, Westminster Apartments Limited Partnership ("Westminster") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, representing an arrearage of approximately $530,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance.

     As of June 30, 2004, Queen Lane Investors ("Queen Lane") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits were eleven months in arrears, representing an arrearage of approximately $70,000. Queen Lane and the lender have since reached an agreement whereby all principal and interest will be deferred for the period August 1, 2003 through December 31, 2004, with payments to commence on January 1, 2005 utilizing a new amortization schedule. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000.

     The combined unaudited balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of June 30, 2004 and December 31, 2003 are as follows:

                                                             June 30,      December 31,
                                                               2004            2003
                                                           ------------    ------------
      ASSETS
      Cash and cash equivalents                            $    934,194    $  1,204,402
      Rents receivable                                          507,070         420,753
      Escrow deposits and reserves                            5,877,779       5,673,980
      Land                                                    3,910,215       3,910,215
      Buildings and improvements (net of accumulated
        depreciation of $53,146,506 and $51,152,480)         61,970,999      63,830,791
      Intangible assets (net of accumulated amortization
        of $585,215 and $527,467)                               504,151         525,341
      Other assets                                            1,362,635       1,236,568
                                                           ------------    ------------

                                                           $ 75,067,043    $ 76,802,050
                                                           ============    ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses              $  1,451,225    $  1,113,199
        Due to related parties                                5,316,563       5,292,379
        Mortgage loans                                       82,534,160      82,968,250
        Accrued interest                                      4,619,438       4,414,472
        Other liabilities                                       713,515         696,805
                                                           ------------    ------------

                                                             94,634,901      94,485,105
                                                           ------------    ------------

      Partners' equity (deficit)

        American Tax Credit Properties III L.P.
           Capital contributions, net of distributions       28,793,980      28,812,656
           Cumulative loss                                  (26,585,776)    (26,380,621)
                                                           ------------    ------------

                                                              2,208,204       2,432,035
                                                           ------------    ------------

        General partners and other limited partners
           Capital contributions, net of distributions         (322,000)       (310,121)
           Cumulative loss                                  (21,454,062)    (19,804,969)
                                                           ------------    ------------

                                                            (21,776,062)    (20,115,090)
                                                           ------------    ------------

                                                            (19,567,858)    (17,683,055)
                                                           ------------    ------------

                                                           $ 75,067,043    $ 76,802,050
                                                           ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2004
                                   (UNAUDITED)


3.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 and 2003 are as follows:

                                                    Three Months     Six Months     Three Months    Six Months
                                                       Ended           Ended           Ended           Ended
                                                      June 30,        June 30,        June 30,        June 30,
                                                        2004            2004            2003            2003
                                                    ------------    ------------    ------------    ------------
      REVENUE
      Rental                                        $  2,949,996    $  5,849,072    $  2,848,892    $  5,750,872
      Interest and other                                  95,270         180,813          92,547         153,373
                                                    ------------    ------------    ------------    ------------

      Total Revenue                                    3,045,266       6,029,885       2,941,439       5,904,245
                                                    ------------    ------------    ------------    ------------

      EXPENSES

      Administrative                                     740,423       1,344,285         520,812       1,086,487
      Utilities                                          335,082         742,826         295,457         639,368
      Operating and maintenance                          897,082       1,585,979         660,726       1,288,497
      Taxes and insurance                                409,776         817,108         404,027         778,688
      Financial                                          671,146       1,374,892         721,327       1,472,333
      Depreciation and amortization                    1,004,368       2,019,043       1,026,906       2,057,090
                                                    ------------    ------------    ------------    ------------

      Total Expenses                                   4,057,877       7,884,133       3,629,255       7,322,463
                                                    ------------    ------------    ------------    ------------

      NET LOSS                                      $ (1,012,611)   $ (1,854,248)   $   (687,816)   $ (1,418,218)
                                                    ============    ============    ============    ============

      NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties III L.P.       $   (150,147)   $   (205,155)   $    (25,744)   $    (87,290)
      General partners and other limited
         partners, which includes $774,832,
         $1,478,142, $653,372 and $1,317,686 of
         Partnership loss in excess of investment       (862,464)     (1,649,093)       (662,072)     (1,330,928)
                                                    ------------    ------------    ------------    ------------

                                                    $ (1,012,611)   $ (1,854,248)   $   (687,816)   $ (1,418,218)
                                                    ============    ============    ============    ============

      The combined results of operations of the Local Partnerships for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition
---------------------------------------

As of September 29, 2004, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2004, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $323,000 during the six months ended September 29, 2004 (which includes a net unrealized loss on investments in bonds of approximately $73,000, accretion of zero coupon bonds of approximately $43,000 and amortization of net premium of investments in bonds of approximately $2,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2004, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2004 of $205,155 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $26,169 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $672,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of September 29, 2004.

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

Registrant's operations for the three months ended September 29, 2004 and 2003 resulted in net losses of $246,265 and $116,748 respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $124,000, which increase is primarily attributable to an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the three months ended September 29, 2004 and 2003 resulted from a net unrealized gain (loss) on investments in bonds of $24,417 and $(44,586) respectively.

The Local Partnerships' net loss of approximately $1,012,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $3,045,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,053,000 and approximately $1,004,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $688,000 for the three months ended June 30, 2003 was attributable to rental and other revenue of approximately $2,941,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,602,000 and approximately $1,027,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 2004 and 2003 resulted in net losses of $402,651 and $272,386 respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $118,000, which increase is primarily attributable to an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the six months ended September 29, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $73,495 and $9,343, respectively.

The Local Partnerships' net loss of approximately $1,854,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $6,029,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,864,000 and approximately $2,019,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,418,000 for the six months ended June 30, 2003 was attributable to rental and other revenue of approximately $5,904,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,265,000 and approximately $2,057,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2004, revenue from operations of the Local Partnerships have generally been sufficient to cover operating

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of June 30, 2004, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, representing an arrearage of approximately $530,000. Although Westminster has been involved in negotiating a restructuring of its mortgage debt, a final resolution has not been reached and documented. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of November 2004. Westminster reported an operating deficit of approximately $43,000 for the six months ended June 30, 2004, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $63.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Queen Lane Investors ("Queen Lane") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Queen Lane reported an operating deficit of approximately $53,000 for the six months ended June 30, 2004, which includes property management fees of approximately $7,000. As of June 30, 2004, Queen Lane was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits were eleven months in arrears, representing an arrearage of approximately $70,000. Queen Lane and the lender have since reached an agreement whereby all principal and interest will be deferred for the period August 1, 2003 through December 31, 2004, with payments to commence on January 1, 2005 utilizing a new amortization schedule. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000. The Local General Partner represents that payments on the real estate taxes are current. Registrant's investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $29.3 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Christian Street Commons Associates ("Christian Street") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street reported an operating deficit of approximately $8,000 for the six months ended June 30, 2004, which includes property management fees of approximately $2,000. As of June 30, 2004, the Local General Partner has advanced approximately $117,000 under its Deficit Guarantee obligation and it represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998. Christian Street generated approximately $32.1 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to advance funds to cover operating deficits up to $1,000,000 through April 2002 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $132,000 for the six months ended June 30, 2004, which includes property management fees of approximately $43,000. Payments on the mortgage are current and the Property does not incur real estate taxes. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel generated approximately $145 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Justin Associates ("Justin") require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $13,000 for the six months ended June 30, 2004, which includes property management fees of approximately $9,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. Justin generated approximately $99.0 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Moore Haven Commons, Ltd. ("Moore Haven") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Moore Haven reported an operating deficit of approximately $27,000 for the six months ended June 30, 2004, which includes property management fees of approximately $6,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Moore Haven, after cumulative equity losses, became zero during the year ended March 30, 1995. Moore Haven generated approximately $12.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $17,000 for the six months ended June 30, 2004, which includes property management fees of approximately $2,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $24.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

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

Item 4.  Controls and Procedures

As of September 29, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of September 29, 2004, and (ii) no changes occurred during the quarter ended September 29, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                           Part II - OTHER INFORMATION
                           ---------------------------


Item 1.   Legal Proceedings

          Registrant is not aware of any material legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

          None

Item 3.   Defaults Upon Senior Securities

          None; see Item 5 regarding the mortgage default of a Local
          Partnership.

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          As discussed in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership ("Westminster") reports that Westminster is over five years in arrears on its first mortgage obligation as of November 2004. Although the local general partner has been involved in negotiating a restructuring of Westminster's debt, a final resolution has not been reached and the mortgage is in default.

Item 6.   Exhibits and Reports on Form 8-K

         a.   Exhibits

              Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer Exhibit 32.1 Section 1350 Certification of Chief Executive Officer Exhibit 32.2 Section 1350 Certification of Chief Financial Officer

         b.   Reports on Form 8-K

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


Dated: November 15, 2004         /s/  David Salzman
                                 ---------------------------
                                 by:  David Salzman
                                      Chief Executive Officer


Dated: November 15, 2004         /s/   Neal Ludeke
                                 ---------------------------
                                 by:  Neal Ludeke
                                      Chief Financial Officer