Form 10-Q
period 2004-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2005-02-11
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number: 0-19217

American Tax Credit Properties III L.P.
(Exact name of Registrant as specified in its charter)

Delaware	13-3545006
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Richman Tax Credit Properties III L.P. 599 West Putnam Avenue, 3rd Floor Greenwich, Connecticut	06830
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (203) 869-0900

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	Notes	December 30, 2004	March 30, 2004
ASSETS

Cash and cash equivalents		$79,156	$103,242
Investments in bonds	2	2,198,649	2,635,158
Investment in local partnerships	3	759,317	1,008,882
Interest receivable		6,564	19,613

		$3,043,686	$3,766,895

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$722,315	$862,952
Payable to general partner and affiliates		2,001,904	1,944,316

		2,724,219	2,807,268

Commitments and contingencies	4

Partners’ equity (deficit)

General partner		(313,351)	(307,932)
Limited partners (35,883 units of limited partnership interest outstanding)		507,898	1,044,413
Accumulated other comprehensive income, net	2	124,920	223,146

		319,467	959,627

		$3,043,686	$3,766,895

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	Notes	2004	2004	2003	2003
REVENUE

Interest		$30,380	$96,538	$44,330	$124,334
Other income from local partnerships	3	6,786	32,955	1,785	25,110

TOTAL REVENUE		37,166	129,493	46,115	149,444

EXPENSES

Administration fees		57,643	172,929	57,643	172,929
Management fees		57,643	172,929	57,643	172,929
Professional fees		15,538	52,788	25,748	64,188
State of New Jersey filing fee		6,002	18,499	7,074	19,192
Printing, postage and other		5,213	14,717	13,445	20,740

TOTAL EXPENSES		142,039	431,862	161,553	449,978

Loss from operations		(104,873)	(302,369)	(115,438)	(300,534)

Equity in loss of investment in local partnerships	3	(34,410)	(239,565)	(38,902)	(126,192)

NET LOSS		(139,283)	(541,934)	(154,340)	(426,726)

Other comprehensive loss	2	(24,731)	(98,226)	(55,242)	(64,585)

COMPREHENSIVE LOSS		$(164,014)	$(640,160)	$(209,582)	$(491,311)

NET LOSS ATTRIBUTABLE TO

General partner		$(1,392)	$(5,419)	$(1,543)	$(4,267)
Limited partners		(137,891)	(536,515)	(152,797)	(422,459)

		$(139,283)	$(541,934)	$(154,340)	$(426,726)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$(3.84)	$(14.95)	$(4.25)	$(11.77)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

Interest received	$46,677	$67,461
Cash paid for
administration fees	(183,489)	(13,622)
management fees	(220,781)	(158,663)
professional fees	(68,929)	(65,872)
State of New Jersey filing fee	(24,995)	(38,384)
printing, postage and other expenses	(16,717)	(20,738)

Net cash used in operating activities	(468,234)	(229,818)

CASH FLOWS FROM INVESTING ACTIVITIES

Maturities/redemptions and sales of bonds	401,193	204,500
Cash distributions from local partnerships	42,955	36,070

Net cash provided by investing activities	444,148	240,570

Net increase (decrease) in cash and cash equivalents	(24,086)	10,752

Cash and cash equivalents at beginning of period	103,242	109,550

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$79,156	$120,302

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(98,226)	$(64,585)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2004 AND 2003
(UNAUDITED)

	2004	2003

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(541,934)	$(426,726)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	239,565	126,192
Gain on sale of bond	(1,193)	(4,792)
Distributions from local partnerships classified as other income	(32,955)	(25,110)
Amortization of net premium on investments in bonds	3,448	2,930
Accretion of zero coupon bonds	(65,165)	(65,165)
Decrease in interest receivable	13,049	10,154
Decrease in accounts payable and accrued expenses	(140,637)	(20,874)
Increase in payable to general partner and affiliates	57,588	173,573

NET CASH USED IN OPERATING ACTIVITIES	$(468,234)	$(229,818)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2004
(UNAUDITED)

1.Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2004 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three and nine month periods ended December 30, 2004 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.Investments in Bonds

As of December 30, 2004, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$504,923	$46,621	$--	$551,544

U.S. Treasury debt securities
After one year through five years	1,568,806	78,299	--	1,647,105

	$2,073,729	$124,920	$--	$2,198,649

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.Investment in Local Partnerships

The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of September 30, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $82,295,000 and accrued interest payable on such loans totaling approximately $4,705,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the nine months ended December 30, 2004, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2004	$1,008,882

Equity in loss of investment in local partnerships	(239,565)	*

Cash distributions received from Local Partnerships	(42,955)

Cash distributions from Local Partnerships classified as other income	32,955

Investment in local partnerships as of December 30, 2004	$759,317

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,998,244 for the nine months ended September 30, 2004 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

As of September 30, 2004, Westminster Apartments Limited Partnership (“Westminster”) was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, resulting in a cumulative arrearage of approximately $552,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 9, 2005.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 and 2003 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of September 30, 2004 and December 31, 2003 are as follows:

	September 30,	December 31,
	2004	2003
ASSETS

Cash and cash equivalents	$1,180,390	$1,204,402
Rents receivable	526,838	420,753
Escrow deposits and reserves	5,879,686	5,673,980
Land	3,910,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $54,144,181 and $51,152,480)	61,017,389	63,830,791
Intangible assets (net of accumulated amortization of $592,101 and $527,467)	497,265	525,341
Other assets	1,430,841	1,236,568

	$74,442,624	$76,802,050

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,668,731	$1,113,199
Due to related parties	5,287,393	5,292,379
Mortgage loans	82,294,802	82,968,250
Accrued interest	4,704,870	4,414,472
Other liabilities	744,076	696,805

	94,699,872	94,485,105
Partners’ equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	28,776,290	28,812,656
Cumulative loss	(26,620,186)	(26,380,621)

	2,156,104	2,432,035

General partners and other limited partners
Capital contributions, net of distributions	(330,453)	(310,121)
Cumulative loss	(22,082,899)	(19,804,969)

	(22,413,352)	(20,115,090)

	(20,257,248)	(17,683,055)

	$74,442,624	$76,802,050

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2004
(UNAUDITED)

3.Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2004	2004	2003	2003
REVENUE

Rental	$2,925,633	$8,774,705	$2,907,335	$8,658,207
Interest and other	4,529	185,342	68,690	222,063

TOTAL REVENUE	2,930,162	8,960,047	2,976,025	8,880,270

EXPENSES

Administrative	654,346	2,183,870	615,837	1,880,039
Utilities	229,514	972,340	239,330	878,698
Operating and maintenance	706,181	2,292,160	710,363	1,998,860
Taxes and insurance	308,772	940,641	275,975	876,948
Financial	695,772	2,070,664	731,581	2,203,914
Depreciation and amortization	998,824	3,017,867	1,018,758	3,075,848

TOTAL EXPENSES	3,593,409	11,477,542	3,591,844	10,914,307

NET LOSS	$(663,247)	$(2,517,495)	$(615,819)	$(2,034,037)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(34,410)	$(239,565)	$(38,902)	$(126,192)
General partners and other limited partners, which includes $520,102, $1,998,244, $611,945 and $1,812,830 of Partnership loss in excess of investment	(628,837)	(2,277,930)	(576,917)	(1,907,845)

	$(663,247)	$(2,517,495)	$(615,819)	$(2,034,037)

The combined results of operations of the Local Partnerships for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for an entire operating period.

4.Additional Information

Additional information, including the audited March 30, 2004 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2004 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2004, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2004. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the nine months ended December 30, 2004, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $461,000 during the nine months ended December 30, 2004 (which includes a net unrealized loss on investments in bonds of approximately $98,000, accretion of zero coupon bonds of approximately $65,000 and amortization of net premium of investments in bonds of approximately $3,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2004, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the nine months ended September 30, 2004 of $239,565 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $32,955 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $672,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2004.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 3 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant’s investment in each Local Partnership (the “Local Partnership Carrying Value”) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels.

Registrant’s operations for the three months ended December 30, 2004 and 2003 resulted in net losses of $139,283 and $154,340 respectively. Other comprehensive loss for the three months ended December 30, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $24,733 and $55,242, respectively.

The Local Partnerships’ net loss of approximately $663,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $2,930,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,594,000 and approximately $999,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $616,000 for the three months ended September 30, 2003 was attributable to rental and other revenue of approximately $2,976,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,573,000 and approximately $1,019,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the nine months ended December 30, 2004 and 2003 resulted in net losses of $541,934 and $426,726, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $113,000, which increase is primarily attributable to an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the nine months ended December 30, 2004 and 2003 resulted from a net unrealized loss on investments in bonds of $98,228 and $64,585, respectively.

The Local Partnerships’ net loss of approximately $2,517,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $8,960,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,460,000 and approximately $3,018,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $2,034,000 for the nine months ended September 30, 2003 was attributable to rental and other revenue of approximately $8,880,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $7,838,000 and approximately $3,076,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective is to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agencies have allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. A Local Partnership may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2004, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. The United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Two Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2004, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Most of the Local Partnerships are effectively operating at or above break even levels,

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of September 30, 2004, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, resulting in a cumulative arrearage of approximately $552,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 9, 2005. Westminster reported an operating deficit of approximately $60,000 for the nine months ended September 30, 2004, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $63.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Queen Lane Investors (“Queen Lane”) require the Local General Partner to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Queen Lane reported an operating deficit of approximately $19,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $11,000. Queen Lane and its lender reached an agreement whereby all principal and interest due under the terms of the first mortgage were deferred for the period August 1, 2003 through December 31, 2004 (resulting in savings of approximately $31,000 for the nine months ended September 30, 2004), with payments to commence on January 1, 2005 utilizing a new amortization schedule. Effective February 1, 2004, Queen Lane received an increase in its housing assistance payment contract rents, representing an annual rent increase of approximately $81,000 through January 2006. In addition, effective May 1, 2004, the interest rate on the first mortgage was reduced, resulting in an annual savings of approximately $8,000. The Local General Partner represents that payments on the real estate taxes are current. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. Queen Lane generated approximately $29.3 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Christian Street Commons Associates (“Christian Street”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street reported an operating deficit of approximately $10,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $4,000. As of September 30, 2004, the Local General Partner has advanced approximately $118,000 under its Deficit Guarantee obligation and it represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998. Christian Street generated approximately $32.1 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Sydney Engel Associates L.P. (“Sydney Engel”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $145,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $64,000. The Local General Partners report that payments on the mortgage are current and the Property does not incur real estate taxes. Registrant’s investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. Sydney Engel generated approximately $145.0 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $320,000 as of September 30, 2004 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $22,000 for the nine months ended September 30, 2004. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $11.7 per Unit per year to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $9,000 for the nine months ended September 30, 2004, which includes property management fees of approximately $3,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $24.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or to assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

Item 4. Controls and Procedures

As of December 30, 2004, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 30, 2004, and (ii) no changes occurred during the quarter ended December 30, 2004 that materially affected, or are reasonably likely to materially affect, such internal controls.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

As discussed in Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, the local general partner of Westminster Apartments Limited Partnership (“Westminster”) reports that Westminster is over five years in arrears on its first mortgage obligation as of February 2005. The lender has indicated a willingness to restructure the debt; there can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 9, 2005.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

by: Richman Housing Credits Inc.,
General partner

Dated: February 11, 2005	/s/ David Salzman
by: David Salzman
Chief Executive Officer

Dated: February 11, 2005	/s/ Neal Ludeke
by: Neal Ludeke
Chief Financial Officer