Form 10-K
period 2005-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2005-08-11
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to _________

                                     0-19217
                                     -------
                            (Commission File Number)

                     American Tax Credit Properties III L.P.
--------------------------------------------------------------------------------
      (Exact name of registrant as specified in its governing instruments)

            Delaware                                       13-3545006
--------------------------------                --------------------------------
  (State or other jurisdiction                        (I.R.S. Employer
       of organization)                               Identification No.)

Richman Tax Credit Properties III L.P.
340 Pemberwick Road
Greenwich, Connecticut                                       06831
--------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (203) 869-0900
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act:

            None                                              None
--------------------------------                --------------------------------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|  No |X|

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

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget
Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a "pass through" tax entity that does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant's business operations, capital resources and plans or liquidity.

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. It is the General Partner's intention to sell or assign Registrant's interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments. Through December 31, 2004, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits.

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

                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as of        Subsidy
Name of apartment complex                      of rental            Capital               December 31,             (see
Apartment complex location                       units            contribution                2004               footnotes)
--------------------------                       -----            ------------                ----               ----------
April Gardens Apartments II
  Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico                           48             $   485,581              $ 1,966,069             (1b&d

Ashland Park Apartments, L.P.
Ashland Park Apartments
Ashland, Nebraska                                  24                 235,732                1,021,302             (1b&d)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi                            16                  95,412                  456,347             (1b&d)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi                            48                 239,716 (2)            1,419,819               (1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi                           24                 208,820                  666,111             (1b&d)

Brisas del Mar Apartments
  Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico                               66                 668,172                2,609,564             (1b&d)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi                                 40                 183,155 (2)            1,087,973             (1b&d)

Carrington Limited Dividend
  Housing Association Limited
  Partnership
Carrington Place
Farmington Hills, Michigan                        100               2,174,720 (2)            3,227,672               (1c)

Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey                            59               4,204,576                4,772,026               (1a)

Chowan Senior Manor Associates
  Limited Partnership
Azalea Garden Senior Manor
  Apartments
Murfreesboro, North Carolina                       33                 278,405                1,228,746             (1b&d)

Christian Street Commons
  Associates
Christian Street Commons
  Apartments
Philadelphia, Pennsylvania                         18                 581,645                  571,021              (1a&b)


                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as of        Subsidy
Name of apartment complex                      of rental            Capital               December 31,             (see
Apartment complex location                       units            contribution                2004               footnotes)
--------------------------                       -----            ------------                ----               ----------
Country View Apartments
Country View Apartments
Pembroke, Maine                                    16             $   279,183              $   922,768             (1b&d)

Desarrollos de Belen Limited
  Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico                          41                 422,929                1,850,743             (1b&d)

Desarrollos de Emaus Limited
  Partnership
Hucares II Apartments
Naguabo, Puerto Rico                               72                 631,404                3,144,915             (1b&d)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas                                  24                 156,261                  677,438             (1b&d)

Fulton Street Houses Limited
  Partnership
Fulton Street Townhouse
  Apartments
New York, New York                                 35               1,948,081                3,869,930             (1a&b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina                           34                 322,074                1,404,148             (1b&d)

Howard L. Miller Sallisaw
  Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma                                 24                 130,158                  606,846             (1b&d)

Hurlock Meadow Limited
  Partnership
Hurlock Meadow Apartments
Hurlock, Maryland                                  30                 284,218                1,249,691             (1b&d)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi                            32                 135,528 (2)              765,777             (1b&d)

Justin Associates
Locust Tower Apartments
Philadelphia, Pennsylvania                         40               1,809,723                2,222,874             (1b&e)

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida                                   32                 253,580                  997,116             (1b&d)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi                                24                                          747,337             (1b&d)
                                                                      123,799 (2)

                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as of        Subsidy
Name of apartment complex                      of rental            Capital               December 31,             (see
Apartment complex location                       units            contribution                2004               footnotes)
--------------------------                       -----            ------------                ----               ----------
Loma Del Norte Limited
  Partnership
Loma Del Norte Apartments
Anthony, New Mexico                                40             $   314,865              $ 1,416,640             (1b&d)

Long Reach Associates Limited
  Partnership
Oak Ridge Apartments
Bath, Maine                                        30                 448,922                1,457,002             (1b&d)

Mirador del Toa Limited
  Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico                              48                 284,847 (2)            1,850,088             (1b&d)

Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida                               28                 213,402                  913,852             (1b&d)

NP-89 Limited Dividend Housing
  Association Limited Partnership
Newport Apartments
Clinton Township, Michigan                        168               2,372,292                3,617,394           (1a,b&g)

Nash Hill Associates, Limited
  Partnership
Nash Hill Place
Williamsburg, Massachusetts                        28                 302,575                1,446,521           (1b,d&f)

North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi                          18                 146,565                  470,584             (1b&d)

Orange City Plaza, Limited
  Partnership
Orange City Plaza Apartments
Orange City, Iowa                                  32                 456,090                  409,846               (1a)

Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico                               66                 630,570                2,483,146             (1b&d)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi                                40                 191,512 (2)            1,131,600               (1b)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania                         29                 597,050 (2)            1,524,745             (1b&e)

Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania                         24                 208,465                  884,599             (1b&d)

Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida                                   87                 751,560                3,259,238             (1b&d)


                                                                                            Mortgage
Name of Local Partnership                        Number                                loans payable as of        Subsidy
Name of apartment complex                      of rental            Capital               December 31,             (see
Apartment complex location                       units            contribution                2004               footnotes)
--------------------------                       -----            ------------                ----               ----------
Summerfield Apartments Limited
  Partnership
Summerfield Apartments
Charlotte, North Carolina                          52             $ 1,088,667              $ 1,610,169                (1b)

Sydney Engel Associates L.P.
(formerly known as Sydney Engel
  Associates) The Castle
New York, New York                                224               3,201,874               16,052,928               (1b)

Union Valley Associates Limited
  Partnership
Union Valley Apartments
Union Township, Pennsylvania                       36                 371,589                1,425,898               (1b)

Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi                          24                 191,695                  835,644             (1b&d)

Waynesboro Apartments Limited
  Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania                           36                 360,859                1,460,104               (1b)

West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi                          28                 230,212                  725,123             (1b&d)

Westminster Apartments Limited
  Partnership
Westminster Apartments
Philadelphia, Pennsylvania                         42               1,047,993                1,607,972             (1b&e)
                                                                  -----------              -----------
                                                                  $29,264,476              $82,069,326
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

                                     PART II

Item 5.  Market for  Registrant's  Common  Equity and  Related  Security  Holder
Matters

Market Information and Holders

There is no established public trading market for Registrant's Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of owners of Units as of May 31, 2005 was approximately 1,500, holding 35,883 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant's Units) are provided to Merrill Lynch by independent valuation services, whose estimated values are based on financial and other information available to them. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2005 and 2004.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. The Low-income Tax Credits per Unit generated by Registrant and allocated to the limited partners for the tax years ended December 31, 2004 and 2003 and the cumulative Low-income Tax Credits allocated from inception through December 31, 2004 are as follows:

                                                     Low-income
                                                    Tax Credits
                                                    -----------
Tax year ended December 31, 2004                     $     .07
Tax year ended December 31, 2003                     $    3.67

Cumulative totals                                    $1,558.96

Registrant generated total Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit through December 31, 2004, notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see
Part I, Item 2 - Properties, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2003.

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

                                                           Years Ended March 30,
                                                           ---------------------
                                      2005           2004           2003           2002           2001
                                      ----           ----           ----           ----           ----

Interest and other revenue        $   176,110    $   193,706    $   224,254    $   215,927    $   235,418
                                  ===========    ===========    ===========    ===========    ===========

Equity in loss of investment in
   local partnerships             $  (247,207)   $  (215,731)   $  (536,158)   $(1,193,807)   $(1,228,135)
                                  ===========    ===========    ===========    ===========    ===========

Net loss                          $  (640,259)   $  (611,662)   $  (875,199)   $(1,509,355)   $(1,519,430)
                                  ===========    ===========    ===========    ===========    ===========

Net loss per unit of limited
   partnership interest           $    (17.66)   $    (16.88)   $    (24.15)   $    (41.64)   $    (41.92)
                                  ===========    ===========    ===========    ===========    ===========

                                                              As of March 30,
                                                              ---------------
                                     2005            2004           2003           2002           2001
                                     ----            ----           ----           ----           ----
Total assets                      $ 2,747,749    $ 3,766,895    $ 4,153,964    $ 4,744,278    $ 6,512,494
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

As of March 30, 2005, Registrant has cash and cash equivalents and investments in bonds totaling $1,994,475, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2005, Registrant's investments in bonds represent corporate bonds of $306,681 and U.S. Treasury debt securities of $1,629,793 with various maturity dates ranging from 2007 to 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2005, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $744,000 during the year ended March 30, 2005 (which includes a net unrealized loss on investments in bonds of approximately $168,000, the amortization of net premium on investments in bonds of approximately $5,000 and the accretion of zero coupon bonds of approximately $86,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the year ended December 31, 2004 of $247,207 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $34,544 classified as other income). Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2005 represents deferred management and administration fees.

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

Registrant's operations for the years ended March 30, 2005, 2004, and 2003 resulted in net losses of $640,259, $611,662 and $875,199, respectively. The decrease in net loss from fiscal 2003 to fiscal 2004 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $320,000, partially offset by a decrease in interest revenue of approximately $42,000 resulting from the maturity of certain investments in bonds at higher than current interest rates and a reduction in money market rates. Equity in loss of investment in local partnerships is subject to fluctuation as a result of (i) Registrant adjusting the Local Partnership Carrying Value in connection with its investments in certain Local Partnerships and changes in the nonrecognition of losses in accordance with the equity method of accounting and (ii) changes in the net operating results of those Local Partnerships in which Registrant continues to have an investment balance.

The Local Partnerships' net loss of approximately $3,334,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $4,050,000 and interest on non-mandatory debt of approximately $355,000, and does not include required principal payments on permanent mortgages of approximately $932,000. The Local Partnerships' net loss of approximately $2,933,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $4,045,000 and interest on non-mandatory debt of approximately $377,000, and does not include principal payments on permanent mortgages of approximately $818,000. The Local Partnerships' net loss of approximately $3,253,000 for the year ended December 31, 2002 includes depreciation and amortization expense of approximately $4,100,000 and interest on non-mandatory debt of approximately $361,000, and does not include principal payments on permanent mortgages of approximately $754,000. The results of operations of the Local Partnerships for the year ended December 31, 2004 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

compliance with the Low-income Tax Credit Requirements. Through December 31, 2004, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits. It is the General Partner's intention to sell or assign Registrant's interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2004, revenue from operations of the Local Partnerships has generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of December 31, 2004, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, resulting in a cumulative arrearage of approximately $607,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2005. Westminster incurred an operating deficit of approximately $77,000 for the year ended December 31, 2004, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $63.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel incurred an operating deficit of approximately $281,000 for the year ended December 31, 2004, which includes property management fees of approximately $118,000. The Local General Partners report that payments on the mortgage are current and the Property does not incur real estate taxes. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Sydney Engel expires on December 31, 2005.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $320,000 as of December 31, 2004 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $41,000 for the year ended December 31, 2004. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $116.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City incurred an operating deficit of approximately $29,000 for the year ended December 31, 2004, which includes property management fees of approximately $5,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $24.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Christian Street Commons Associates ("Christian Street") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street incurred an operating deficit of approximately $13,000 for the year ended December 31, 2004, which includes property management fees of approximately $5,000. As of December 31, 2004, the Local General Partner has advanced approximately $120,000 under its Deficit Guarantee obligation and it represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998. Christian Street generated approximately $32.1 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations during its period of ownership of the Local Partnership Interests.

Contractual Obligations

As of March 30, 2005, Registrant has the following contractual obligations (payments due by period):

                                          Total       < 1 year       1 - 3 years  3 - 5 years     > 5 years
                                          -----       --------       -----------  -----------     ---------
Other Long Term Liabilities:
Accounts Payable and
 Accrued Expenses (1)                 $   556,673    $   116,000      $ 440,673    $        --      $      --

Payable to General Partner
 and Affiliates (2)                     1,973,908        316,000      1,657,908             --             --

                                      $ 2,530,581    $   432,000    $ 2,098,581    $        --      $      --
                                      ===========    ===========    ===========    ===========    ===========

(1) Represents Administration Fees payable to a third-party former service provider. Of such amount, $116,000 is due in fiscal 2006 and the remainder is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2) Represents Administration and Management Fees payable to an affiliate of the General Partner. Of such amount, $316,000 is due in fiscal 2006 and the remainder is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

As of March 31, 2004 Registrant adopted Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Partnerships in which Registrant invested meet the definition of a VIE. However, Registrant does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because
Registrant is not considered the primary beneficiary. Registrant currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, discloses how it accounts for such investments in the financial statements and presents the Local Partnerships' combined balance sheets and statements of operations in the notes to the financial statements.

Registrant's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners' maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration of the Ten Year Credit Periods and Compliance Periods of the Properties.

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

      o If the book value of Registrant's investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

      o Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered VIEs under FIN 46R, because Registrant is not considered the primary beneficiary.

Item 7a. Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in corporate bonds and U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment's maturity date and the associated bond rating. Since Registrant's investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 8.  Financial Statements and Supplementary Data


                            Table of Contents                     Page
                            -----------------                     ----

Report of Independent Registered Public Accounting Firm............16

Balance Sheets.....................................................17

Statements of Operations...........................................18

Statements of Changes in Partners' Equity (Deficit)................19

Statements of Cash Flows...........................................20

Notes to Financial Statements......................................22

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

      We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. as of March 30, 2005 and 2004, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the year ended March 30, 2005, we did not audit the financial statements of certain investee partnerships which investments represent $751,675 in total assets and $247,207 of total losses as of and for the year ended March 30, 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2005 and 2004, and the results of its operations, changes in partners' equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ Reznick Group, P.C.

Bethesda, Maryland
July 22, 2005

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                             MARCH 30, 2005 AND 2004

                                                        Notes      2005            2004
                                                        -----      ----            ----
ASSETS
Cash and cash equivalents                                3,9   $    58,001    $   103,242
Investments in bonds                                     4,9     1,936,474      2,635,158
Investment in local partnerships                         5,8       751,675      1,008,882
Interest receivable                                       9          1,599         19,613
                                                               -----------   -----------

                                                               $ 2,747,749   $ 3,766,895
                                                               ===========   ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                  8    $   622,126    $   862,952
   Payable to general partner and affiliates             6,8     1,973,908      1,944,316
                                                               -----------   -----------
                                                                 2,596,034     2,807,268
                                                               -----------   -----------

Commitments and contingencies                             8

Partners' equity (deficit)                               2,4

   General partner                                                (314,335)      (307,932)
   Limited partners (35,883 units of limited
     partnership interest outstanding)                             410,557      1,044,413
   Accumulated other comprehensive income, net                      55,493       223,146
                                                               -----------   -----------

                                                                   151,715       959,627
                                                               -----------   -----------

                                                               $ 2,747,749   $ 3,766,895
                                                               ===========   ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003

                                                                 Notes    2005         2004          2003
                                                                 -----    ----         ----          ----

REVENUE
Interest                                                                $ 141,566    $ 160,346    $ 202,541
Other income from local partnerships                                       34,544       33,360       21,713
                                                                        ---------    ---------    ---------

TOTAL REVENUE                                                             176,110      193,706      224,254
                                                                        ---------    ---------    ---------

EXPENSES

Administration fees - affiliate                                   6,8     230,571      230,571      230,571
Management fees - affiliate                                       6,8     230,571      230,571      230,571
Professional fees                                                          68,253       82,681       53,730
State of New Jersey filing fees                                            20,145       21,428       30,000
Printing, postage and other                                                19,622       24,386       18,423
                                                                        ---------    ---------    ---------

TOTAL EXPENSES                                                            569,162      589,637      563,295
                                                                        ---------    ---------    ---------

                                                                         (393,052)    (395,931)    (339,041)

Equity in loss of investment in local partnerships                  5    (247,207)    (215,731)    (536,158)
                                                                        ---------    ---------    ---------

NET LOSS                                                                 (640,259)    (611,662)    (875,199)

Other comprehensive income (loss), net                              4    (167,653)     (34,514)     225,741
                                                                        ---------    ---------    ---------

COMPREHENSIVE LOSS                                                      $(807,912)   $(646,176)   $(649,458)
                                                                        =========    =========    =========
NET LOSS ATTRIBUTABLE TO                                            2

   General partner                                                      $  (6,403)   $  (6,117)   $  (8,752)
   Limited partners                                                      (633,856)    (605,545)    (866,447)
                                                                        ---------    ---------    ---------

                                                                        $(640,259)   $(611,662)   $(875,199)
                                                                        =========    =========    =========

NET LOSS per unit of limited partnership
   Interest (35,883 units of limited partnership
   interest)                                                            $  (17.66)   $  (16.88)   $  (24.15)
                                                                        =========    =========    =========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
               STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003

                                                                                  Accumulated Other
                                                  General          Limited          Comprehensive
                                                  Partner          Partners       Income (Loss), Net     Total
                                                  -------          --------       ------------------     -----
Partners' equity (deficit), March 30, 2002      $  (293,063)      $ 2,516,405       $    31,919       $ 2,255,261

Net loss                                             (8,752)         (866,447)
                                                                                                         (875,199)

Other comprehensive income, net                                                         225,741           225,741
                                                -----------       -----------       -----------       -----------

Partners' equity (deficit), March 30, 2003         (301,815)        1,649,958           257,660         1,605,803

Net loss                                             (6,117)         (605,545)                           (611,662)

Other comprehensive loss, net                                                           (34,514)          (34,514)
                                                -----------       -----------       -----------       -----------

Partners' equity (deficit), March 30, 2004         (307,932)        1,044,413           223,146           959,627

Net loss                                             (6,403)         (633,856)                           (640,259)


Other comprehensive loss, net                                                          (167,653)         (167,653)
                                                -----------       -----------       -----------       -----------

Partners' equity (deficit), March 30, 2005      $  (314,335)      $   410,557       $    55,493       $   151,715
                                                ===========       ===========       ===========       ===========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003

                                                          2005         2004         2003
                                                          ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                      $  60,168    $  75,402    $ 105,058
Cash paid for
     administration fees - affiliate                    (301,769)     (16,353)    (132,195)
     management fees - affiliate                        (361,781)    (183,663)    (299,800)
     professional fees                                   (70,779)     (66,380)     (53,730)
     State of New Jersey filing fees                     (24,445)     (38,634)
     printing, postage and other expenses                (21,622)     (25,500)     (18,426)
                                                       ---------    ---------    ---------

Net cash used in operating activities                   (720,228)    (255,128)    (399,093)
                                                       ---------    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships                44,544       44,320       37,352
Maturities/redemptions and sales of bonds                630,443      204,500      419,395
                                                       ---------    ---------    ---------

Net cash provided by investing activities                674,987      248,820      456,747
                                                       ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents     (45,241)      (6,308)      57,654

Cash and cash equivalents at beginning of year           103,242      109,550       51,896
                                                       ---------    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR               $  58,001    $ 103,242    $ 109,550
                                                       =========    =========    =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net    $(167,653)   $ (34,514)   $ 225,741
                                                       =========    =========    =========

================================================================================
See reconciliation of net loss to net cash used in operating activities on page 21.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (Continued)
                    YEARS ENDED MARCH 30, 2005, 2004 AND 2003

                                                                           2005         2004         2003
                                                                           ----         ----         ----

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES
Net loss                                                                $(640,259)   $(611,662)   $(875,199)
                                                                        ---------    ---------    ---------
Adjustments to reconcile net loss to net cash used in
   operating activities

     Equity in loss of investment in local partnerships                   247,207      215,731      536,158
     Distributions from local partnerships classified as other income     (34,544)     (33,360)     (21,713)
     Gain on redemptions and sales of bonds                               (17,753)      (4,792)     (19,434)
     Amortization of net premium on investments in bonds                    4,832        3,669        2,986
     Accretion of zero coupon bonds                                       (86,491)     (86,491)     (86,491)
     Decrease in interest receivable                                       18,014        2,670        5,456
     Increase in payable to general partner and affiliates                 29,592      261,126      145,147
     Decrease in accounts payable and accrued expenses                   (240,826)      (2,019)     (86,003)
                                                                        ---------    ---------    ---------

NET CASH USED IN OPERATING ACTIVITIES                                   $(720,228)   $(255,128)   $(399,093)
                                                                        =========    =========    =========


                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                          MARCH 30, 2005, 2004 AND 2003

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

The Partnership regularly assesses the carrying value of its investments in local partnerships. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Partnership and the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities (see discussion below under Recent Accounting Pronouncements), because the Partnership is not considered the primary beneficiary

Use of Estimates

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

1.  Organization,   Purpose  and  Summary  of  Significant  Accounting  Policies
(continued)

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment. Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue. Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.

Reclassifications

Certain prior year balances have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

As of March 31, 2004 the Partnership adopted Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities." FIN 46R provides guidance on when an entity should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is considered a legal structure used to conduct activities or hold assets, which must be consolidated by an entity if it is the primary beneficiary because it absorbs the majority of the VIE's expected losses, the majority of the expected residual returns, or both.

Based on the guidance of FIN 46R, the Local Partnerships in which the Partnership invested meet the definition of a VIE. However, the Partnership does not consolidate the accounts and activities of the Local Partnerships under FIN 46R because the Partnership is not considered the primary beneficiary. The Partnership currently records the amount of its investment in local partnerships as an asset in the balance sheets, recognizes its share of income or loss from such investments in the statements of operations, and discloses how it accounts for such investments in the financial statements and presents the Local Partnerships' combined balance sheets and statements of operations in the notes to the financial statements.

The Partnership's balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its limited partners' maximum exposure to loss. Such exposure to loss is mitigated by the condition and financial performance of the underlying Properties, the financial capacity and managerial expertise of the Local General Partners and their guarantees against Low-income Tax Credit recapture and the expiration of the ten year credit periods and compliance periods of the Properties (see Note 5).

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

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

3. Cash and Cash Equivalents

As of March 30, 2005, the Partnership has cash and cash equivalents of $58,001 that are deposited in interest bearing accounts with an institution that is not insured by the Federal Deposit Insurance Corporation.

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

As of March 30, 2005, certain information concerning investments in bonds is as follows:

                                                        Gross          Gross         Estimated
                                         Amortized    unrealized     unrealized       fair
Description and maturity                   cost         gains         losses          value
------------------------                   ----         -----         ------          -----
Corporate debt securities
   After one year through five years   $   292,251   $    14,776    $      (346)   $   306,681

U.S. Treasury debt securities
   After one year through five years     1,588,730        41,063             --      1,629,793
                                       -----------   -----------    -----------    -----------

                                       $ 1,880,981   $    55,839    $      (346)   $ 1,936,474
                                       ===========   ===========    ===========    ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


4. Investments in Bonds (continued)

As of March 30, 2004, certain information concerning investments in bonds is as follows:

                                                      Gross       Gross       Estimated
                                        Amortized   unrealized  unrealized      fair
Description and maturity                  cost        gains       losses        value
------------------------                  ----        -----       ------        -----
Corporate debt securities
   Within one year                     $  399,999   $    7,189   $       --   $  407,188
   After one year through five years      504,756       66,929           --      571,685
                                       ----------   ----------   ----------   ----------

                                          904,755       74,118           --      978,873
                                       ----------   ----------   ----------   ----------

U.S. Treasury debt securities
   After one year through five years    1,507,257      149,028           --    1,656,285
                                       ----------   ----------   ----------   ----------

                                       $2,412,012   $  223,146   $       --   $2,635,158
                                       ==========   ==========   ==========   ==========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5. Investment in Local Partnerships

As of March 30, 2005, the Partnership owns a limited partnership interest in the following Local Partnerships:

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


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


The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the
Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid. As of December 31, 2004, the Local Partnerships have outstanding mortgage loans payable totaling approximately $82,069,000 and accrued interest payable on such loans totaling $4,511,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,726,948, $2,462,019, and $2,586,565 for the years ended December 31, 2004,
2003 and 2002, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

As of December 31, 2004, Westminster Apartments Limited Partnership ("Westminster") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over five years in arrears, resulting in a cumulative arrearage of approximately $607,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2005.

As a result of management's assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in certain Local Partnerships by $103,063 for the year ended March 30, 2003. Such losses are included in the equity in loss of investment in local partnerships in the accompanying statements of operations of the Partnership for the year ended March 30, 2003.

The combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2004, 2003 and 2002 are reflected on pages 28 and 29, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2004 and 2003 are as follows:

                                                                     2004             2003
                                                                     ----             ----
ASSETS
Cash and cash equivalents                                        $  1,420,670    $  1,204,402
Rents receivable                                                      431,307         420,753
Escrow deposits and reserves                                        5,491,520       5,673,980
Land                                                                3,910,215       3,910,215
Buildings and improvements (net of accumulated depreciation of
  $55,018,504 and $51,152,480)                                     60,312,727      63,830,791
Intangible assets (net of accumulated amortization of
  $594,230 and $527,467)                                              488,609         525,341
Other assets                                                        1,131,804       1,236,568
                                                                 ------------    ------------
                                                                 $ 73,186,852    $ 76,802,050
                                                                 ============    ============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses                          $  1,520,547    $  1,113,199
  Due to related parties                                            5,281,845       5,292,379
  Mortgage loans                                                   82,069,326      82,968,250
  Accrued interest                                                  4,510,931       4,414,472
  Other liabilities                                                   886,655         696,805
                                                                 ------------    ------------

                                                                   94,269,304      94,485,105
                                                                 ------------    ------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
     Capital contributions, net of distributions                   28,769,504      28,812,656
     Cumulative loss                                              (26,627,828)    (26,380,621)
                                                                 ------------    ------------

                                                                    2,141,676       2,432,035
                                                                 ------------    ------------

  General partners and other limited partners
     Capital contributions, net of distributions                     (332,555)       (310,121)
     Cumulative loss                                              (22,891,573)    (19,804,969)
                                                                 ------------    ------------

                                                                  (23,224,128)    (20,115,090)
                                                                 ------------    ------------

                                                                  (21,082,452)    (17,683,055)
                                                                 ------------    ------------

                                                                 $ 73,186,852    $ 76,802,050
                                                                 ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2004, 2003 and 2002 are as follows:

                                                    2004            2003            2002
                                                    ----            ----            ----
REVENUE
Rental                                          $ 11,668,579    $ 11,365,730    $ 11,188,578
Interest and other                                   336,144         278,912         343,487
                                                ------------    ------------    ------------

TOTAL REVENUE                                     12,004,723      11,644,642      11,532,065
                                                ------------    ------------    ------------

EXPENSES

Administrative                                     2,898,828       2,678,068       2,643,523
Utilities                                          1,380,506       1,261,598       1,184,078
Operating and maintenance                          3,033,442       2,543,295       2,671,075
Taxes and insurance                                1,267,542       1,201,623       1,113,985
Financial                                          2,708,549       2,848,664       3,072,036
Depreciation and amortization                      4,049,667       4,044,810       4,100,221
                                                ------------    ------------    ------------

TOTAL EXPENSES                                    15,338,534      14,578,058      14,784,918
                                                ------------    ------------    ------------

NET LOSS                                        $ (3,333,811)   $ (2,933,416)   $ (3,252,853)
                                                ============    ============    ============

NET LOSS ATTRIBUTABLE TO

   American Tax Credit Properties III L.P.      $   (247,207)   $   (215,731)   $   (433,095)
   General partners and other limited
     partners, which  includes $2,726,948,
     $2,462,019 and $2,586,565 of Partnership
     loss in excess of investment                 (3,086,604)     (2,717,685)     (2,819,758)
                                                ------------    ------------    ------------

                                                $ (3,333,811)   $ (2,933,416)   $ (3,252,853)
                                                ============    ============    ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

                                                                                                           Cash
                                                                                            Cash       distributions
                                                          Partnership's                  distributions  classified
                                           Investment      equity in     Adjustment to    received       as other      Investment
                                            in Local      income (loss)  carrying value    during         income        in Local
                                          Partnership       for the       during the        the         during the     Partnership
                                          balance as of    year ended     year ended     year ended     year ended    balance as of
                                            March 30,     December 31,     March 30,      March 30,      March 30,      March 30,
Name of Local Partnership                     2004            2004           2005           2005           2005           2005
-------------------------                     ----            ----           ----           ----           ----           ----
April Gardens Apartments II Limited
   Partnership                             $        --    $        -- (1) $        --    $      (960)   $       960    $        --
Ashland Park Apartments, L.P.                       --             -- (1)          --           (720)           720             --
Auburn Family, L.P.                                 --             -- (1)          --             --             --             --
Batesville Family, L.P.                             --             -- (1)          --             --             --             --
Bay Springs Elderly, L.P.                           --             -- (1)          --             --             --             --
Brisas del Mar Apartments Limited
   Partnership                                      --             -- (1)          --         (1,320)         1,320             --
Bruce Housing Associates, L.P.                      --             -- (1)          --             --             --             --
Carrington Limited Dividend Housing
   Association Limited Partnership             207,689       (124,616)             --             --             --         83,073
Chestnut Park Associates, L.P.                      --             -- (1)          --             --             --             --
Chowan Senior Manor Associates Limited
   Partnership                                      --             -- (1)          --             --             --             --
Christian Street Commons Associates                 --             -- (1)          --             --             --             --
Country View Apartments                             --             -- (1)          --             --             --             --
Desarrollos de Belen Limited Partnership            --             -- (1)          --         (2,000)         2,000             --
Desarrollos de Emaus Limited Partnership            --             -- (1)          --         (3,000)         3,000             --
Ellinwood Heights Apartments, L.P.              35,518          1,224              --             --             --          36,742
Fulton Street Houses Limited Partnership            --             -- (1)          --             --             --             --
Hayes Run Limited Partnership                       --             -- (1)          --         (1,785)         1,785             --
Howard L. Miller Sallisaw
   Apartments II, L.P.                              --             -- (1)          --             --             --             --
Hurlock Meadow Limited Partnership                  --             -- (1)          --         (3,176)         3,176             --
Ivy Family, L.P.                                    --             -- (1)          --             --             --             --
Justin Associates                                   --             -- (1)          --             --             --             --
Lawrence Road Properties, Ltd.                      --             -- (1)          --             --             --             --
Labelle Commons, Ltd.                               --             -- (1)          --             --             --             --
Loma Del Norte Limited Partnership                  --             -- (1)          --         (2,000)         2,000             --
Long Reach Associates Limited
   Partnership                                      --             -- (1)          --             --             --             --
Mirador del Toa Limited Partnership                 --             -- (1)          --           (572)           572             --
Moore Haven Commons, Ltd.                           --             -- (1)          --         (2,320)         2,320            --
NP-89 Limited Dividend Housing
   Association Limited Partnership             765,675       (123,815)             --        (10,000)            --         631,860
Nash Hill Associates, Limited
   Partnership                                      --             -- (1)          --         (1,819)         1,819             --
North Calhoun City, L.P.                            --             -- (1)          --             --             --             --
Orange City Plaza, Limited Partnership              --             -- (1)          --         (1,580)         1,580             --
Puerta del Mar Limited Partnership                  --             -- (1)          --         (1,320)         1,320             --
Purvis Heights Properties, L.P.                     --             -- (1)          --           (889)           889             --
Queen Lane Investors                                --             -- (1)          --             --             --             --
Somerset Manor, Ltd.                                --             -- (1)          --             --             --             --
Sugar Cane Villas, Ltd.                             --             -- (1)          --        (11,083)        11,083             --
Summerfield Apartments Limited
   Partnership                                      --             -- (1)          --             --             --             --
Sydney Engel Associates L.P.                        --             -- (1)          --             --             --             --
Union Valley Associates Limited
   Partnership                                      --             -- (1)          --             --             --             --
Walnut Grove Family, L.P.                           --             -- (1)          --             --             --             --
Waynesboro Apartments Limited
   Partnership                                      --             -- (1)          --             --             --             --
West Calhoun City, L.P.                             --             -- (1)          --             --             --             --
Westminster Apartments Limited
   Partnership                                      --             -- (1)          --             --             --             --
                                           -----------    -----------     -----------    -----------    -----------    -----------
                                           $ 1,008,882    $  (247,207)    $        --    $   (44,544)   $    34,544    $   751,675
                                           ===========    ===========     ===========    ===========    ===========    ===========

(1)   Additional   equity  in  loss  of  investment  is  not  allocated  to  the
      Partnership until equity in income is earned or additional investment is made by the Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2004 is as follows:

                                                                                                           Cash
                                                                                            Cash       distributions
                                                          Partnership's                  distributions  classified
                                           Investment      equity in     Adjustment to    received       as other      Investment
                                            in Local      income (loss)  carrying value    during         income        in Local
                                          Partnership       for the       during the        the         during the     Partnership
                                          balance as of    year ended     year ended     year ended     year ended    balance as of
                                            March 30,     December 31,     March 30,      March 30,      March 30,      March 30,
Name of Local Partnership                     2003            2003           2004           2004           2004           2004
-------------------------                     ----            ----           ----           ----           ----           ----
April Gardens Apartments II Limited
   Partnership                             $        --    $        -- (2) $        --    $      (960)      $    960       $     --
Ashland Park Apartments, L.P.                       --             -- (2)          --             --             --             --
Auburn Family, L.P.                                 --             -- (2)          --             --             --             --
Batesville Family, L.P.                             --             -- (2)          --             --             --             --
Bay Springs Elderly, L.P.                           --             -- (2)          --             --             --             --
Brisas del Mar Apartments Limited
   Partnership                                      --             -- (2)          --         (1,320)         1,320             --
Bruce Housing Associates, L.P.                      --             -- (2)          --             --             --             --
Carrington Limited Dividend Housing
   Association Limited Partnership             336,795       (129,106)             --             --             --        207,689
Chestnut Park Associates, L.P.                      --             -- (2)          --             --             --             --
Chowan Senior Manor Associates Limited
   Partnership                                      --             -- (2)          --             --             --             --
Christian Street Commons Associates                 --             -- (2)          --             --             --             --
Country View Apartments                             --             -- (2)          --         (1,500)         1,500             --
Desarrollos de Belen Limited Partnership            --             -- (2)          --         (2,000)         2,000             --
Desarrollos de Emaus Limited Partnership            --             -- (2)          --         (3,000)         3,000             --
Ellinwood Heights Apartments, L.P.              25,885         10,113              --           (480)            --         35,518
Fulton Street Houses Limited Partnership            --             -- (2)          --             --             --             --
Hayes Run Limited Partnership                       --             -- (2)          --         (1,785)         1,785             --
Howard L. Miller Sallisaw
   Apartments II, L.P.                           1,203           (723)(1)          --           (480)            --             --
Hurlock Meadow Limited Partnership                  --             -- (2)          --             --             --             --
Ivy Family, L.P.                                    --             -- (2)          --             --             --             --
Justin Associates                                   --             -- (2)          --             --             --             --
LaBelle Commons, Ltd.                               --             -- (2)          --         (2,320)         2,320             --
Lawrence Road Properties, Ltd.                      --             -- (2)          --             --             --             --
Loma Del Norte Limited Partnership                  --             -- (2)          --             --             --             --
Long Reach Associates Limited Partnership           --             -- (2)          --             --             --             --
Mirador del Toa Limited Partnership                 --             -- (2)          --           (572)           572             --
Moore Haven Commons, Ltd.                           --             -- (2)          --             --             --             --
NP-89 Limited Dividend Housing
   Association Limited Partnership             860,503        (84,828)             --        (10,000)            --        765,675
Nash Hill Associates, Limited Partnership        2,179         (2,179)(1)          --             --             --             --
North Calhoun City, L.P.                            --             -- (2)          --             --             --             --
Orange City Plaza, Limited Partnership              --             -- (2)          --         (2,500)         2,500             --
Puerta del Mar Limited Partnership                  --             -- (2)          --         (1,320)         1,320             --
Purvis Heights Properties, L.P.                  9,008         (9,008)(1)          --             --             --             --
Queen Lane Investors                                --             -- (2)          --             --             --             --
Somerset Manor, Ltd.                                --             -- (2)          --             --             --             --
Sugar Cane Villas, Ltd.                             --             -- (2)          --        (11,083)        11,083             --
Summerfield Apartments Limited Partnership          --             -- (2)          --         (5,000)         5,000             --
Sydney Engel Associates L.P.                        --             -- (2)          --             --             --             --
Union Valley Associates Limited
  Partnership                                       --             -- (2)          --             --             --             --
Walnut Grove Family, L.P.                           --             -- (2)          --             --             --             --
Waynesboro Apartments Limited Partnership           --             -- (2)          --             --             --             --
West Calhoun City, L.P.                             --             -- (2)          --             --             --             --
Westminster Apartments Limited Partnership          --             -- (2)          --             --             --             --
                                           -----------    -----------     -----------    -----------    -----------    -----------
                                           $ 1,235,573      $(215,731)    $        --    $   (44,320)    $   33,360    $ 1,008,882
                                           ===========      =========     ===========    ===========     ==========    ===========

(1) The Partnership's equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(2) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5.   Investment in Local Partnerships (continued)

     Property information for each Local Partnership as of December 31, 2004 is as follows:

                                                      Mortgage                          Buildings and      Accumulated
Name of Local Partnership                           loans payable         Land          improvements       depreciation
-------------------------                           -------------         ----          ------------       ------------
April Gardens Apartments II Limited Partnership     $   1,966,069     $      39,984     $   2,507,318      $  (1,405,156)
Ashland Park Apartments, L.P.                           1,021,302            50,160         1,250,352           (638,438)
Auburn Family, L.P.                                       456,347            20,000           588,988           (265,782)
Batesville Family, L.P.                                 1,419,819            52,000         1,843,095           (799,675)
Bay Springs Elderly, L.P.                                 666,111            38,000           852,608           (390,757)
Brisas del Mar Apartments Limited Partnership           2,609,564           100,280         3,396,314         (1,886,606)
Bruce Housing Associates, L.P.                          1,087,973            16,000         1,482,575           (766,007)
Carrington Limited Dividend Housing Association
  Limited Partnership                                   3,227,672           200,000         6,595,168         (3,493,697)
Chestnut Park Associates, L.P.                          4,772,026           781,700         8,654,778         (4,320,239)
Chowan Senior Manor Associates Limited                  1,228,746            86,101         1,530,162           (798,037)
  Partnership
Christian Street Commons Associates                       571,021                --             7,545             (1,633)
Country View Apartments                                   922,768            35,698         1,273,646           (415,604)
Desarrollos de Belen Limited Partnership                1,850,743            96,190         2,519,166         (1,039,189)
Desarrollos de Emaus Limited Partnership                3,144,915           214,000         4,046,102         (1,588,654)
Ellinwood Heights Apartments, L.P.                        677,438            10,000           970,915           (317,263)
Fulton Street Houses Limited Partnership                3,869,930                 2         5,964,514         (2,780,365)
Hayes Run Limited Partnership                           1,404,148            85,060         1,632,566           (543,889)
Howard L. Miller Sallisaw Apartments II, L.P.             606,846            39,000           728,404           (259,038)
Hurlock Meadow Limited Partnership                      1,249,691            49,525         1,605,842           (791,411)
Ivy Family, L.P.                                          765,777            11,000         1,082,310           (570,128)
Justin Associates                                       2,222,874            27,472         4,369,992         (2,070,109)
LaBelle Commons, Ltd.                                     997,116            98,947         1,184,937           (544,969)
Lawrence Road Properties, Ltd.                            747,337            50,000           962,687           (409,117)
Loma Del Norte Limited Partnership                      1,416,640            84,874         1,886,307           (669,674)
Long Reach Associates Limited Partnership               1,457,002           118,446         1,912,539           (717,968)
Mirador del Toa Limited Partnership                     1,850,088           105,000         2,346,694         (1,322,198)
Moore Haven Commons, Ltd.                                 913,852            73,645         1,197,000           (623,407)
NP-89 Limited Dividend Housing Association
  Limited Partnership                                   3,617,394           150,000         7,651,003         (3,735,280)
Nash Hill Associates, Limited Partnership               1,446,521           123,876         1,747,132           (629,964)
North Calhoun City, L.P.                                  470,584            12,000           667,464           (298,897)
Orange City Plaza, Limited Partnership                    409,846            53,904         1,051,852           (429,740)
Puerta del Mar Limited Partnership                      2,483,146           115,000         3,227,357         (1,810,328)
Purvis Heights Properties, L.P.                         1,131,600            47,000         1,538,559           (618,784)
Queen Lane Investors                                    1,524,745            60,301         2,811,636         (1,403,877)
Somerset Manor, Ltd.                                      884,599            53,383         1,118,389           (574,144)
Sugar Cane Villas, Ltd.                                 3,259,238            58,500         4,091,671         (2,110,249)
Summerfield Apartments Limited Partnership              1,610,169           195,411         2,723,225           (906,061)
Sydney Engel Associates L.P.                           16,052,928           284,305        19,443,725         (9,957,055)
Union Valley Associates Limited Partnership             1,425,898            97,800         1,758,877           (627,226)
Walnut Grove Family, L.P.                                 835,644            30,000         1,065,150           (497,980)
Waynesboro Apartments Limited Partnership               1,460,104            76,000         1,794,917           (660,565)
West Calhoun City, L.P.                                   725,123            18,000         1,071,865           (484,784)
Westminster Apartments Limited Partnership              1,607,972            51,651         1,175,886           (844,560)
                                                    -------------     -------------     -------------      -------------
                                                    $  82,069,326     $   3,910,215     $ 115,331,231      $ (55,018,504)
                                                    =============     =============     =============      =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5.   Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2003 is as follows:

                                                      Mortgage                          Buildings and      Accumulated
Name of Local Partnership                           loans payable         Land          improvements       depreciation
-------------------------                           -------------         ----          ------------       ------------
April Gardens Apartments II Limited Partnership     $   1,973,815     $      39,984     $   2,491,962      $  (1,303,642)
Ashland Park Apartments, L.P.                           1,025,226            50,160         1,246,492           (592,754)
Auburn Family, L.P.                                       458,699            20,000           580,872           (252,444)
Batesville Family, L.P.                                 1,423,964            52,000         1,843,095           (752,388)
Bay Springs Elderly, L.P.                                 668,431            38,000           852,608           (373,554)
Brisas del Mar Apartments Limited Partnership           2,620,029           100,280         3,372,029         (1,754,661)
Bruce Housing Associates, L.P.                          1,092,492            16,000         1,482,081           (720,761)
Carrington Limited Dividend Housing Association
  Limited Partnership                                   3,272,459           200,000         6,590,677         (3,243,210)
Chestnut Park Associates, L.P.                          4,858,207           781,700         8,654,778         (4,006,230)
Chowan Senior Manor Associates Limited                  1,235,772            86,101         1,530,162           (737,455)
  Partnership
Christian Street Commons Associates                       581,261                --             7,545             (1,359)
Country View Apartments                                   926,215            35,698         1,240,915           (381,875)
Desarrollos de Belen Limited Partnership                1,857,433            96,190         2,532,279           (961,575)
Desarrollos de Emaus Limited Partnership                3,157,278           214,000         4,050,973         (1,456,740)
Ellinwood Heights Apartments, L.P.                        679,943            10,000           952,966           (296,761)
Fulton Street Houses Limited Partnership                3,869,930                 2         6,036,470         (2,628,521)
Hayes Run Limited Partnership                           1,409,261            85,060         1,627,418           (520,875)
Howard L. Miller Sallisaw Apartments II, L.P.             608,937            39,000           728,036           (245,795)
Hurlock Meadow Limited Partnership                      1,254,600            49,525         1,594,074           (731,586)
Ivy Family, L.P.                                          772,383            11,000         1,076,150           (535,782)
Justin Associates                                       2,270,290            27,472         4,374,667         (1,910,828)
LaBelle Commons, Ltd.                                   1,000,922            98,947         1,184,937           (501,946)
Lawrence Road Properties, Ltd.                            750,067            50,000           959,446           (383,812)
Loma Del Norte Limited Partnership                      1,421,608            84,874         1,853,991           (617,901)
Long Reach Associates Limited Partnership               1,462,159           118,446         1,914,965           (670,896)
Mirador del Toa Limited Partnership                     1,857,814           105,000         2,343,423         (1,241,742)
Moore Haven Commons, Ltd.                                 917,231            73,645         1,197,000           (581,421)
NP-89 Limited Dividend Housing Association
  Limited Partnership                                   3,767,077           150,000         7,573,732         (3,429,706)
Nash Hill Associates, Limited Partnership               1,451,870           123,876         1,696,415           (587,562)
North Calhoun City, L.P.                                  475,003            12,000           663,302           (284,365)
Orange City Plaza, Limited Partnership                    417,935            53,904         1,051,852           (405,494)
Puerta del Mar Limited Partnership                      2,493,105           115,000         3,212,170         (1,680,289)
Purvis Heights Properties, L.P.                         1,135,775            47,000         1,507,912           (580,547)
Queen Lane Investors                                    1,524,745            60,301         2,781,755         (1,294,242)
Somerset Manor, Ltd.                                      887,724            53,383         1,117,435           (532,469)
Sugar Cane Villas, Ltd.                                 3,270,912            58,500         4,088,461         (1,964,750)
Summerfield Apartments Limited Partnership              1,644,932           195,411         2,710,360           (838,625)
Sydney Engel Associates L.P.                           16,394,250           284,305        19,443,725         (9,249,275)
Union Valley Associates Limited Partnership             1,430,974            97,800         1,758,877           (583,772)
Walnut Grove Family, L.P.                                 838,360            30,000         1,053,700           (471,254)
Waynesboro Apartments Limited Partnership               1,465,594            76,000         1,792,999           (613,786)
West Calhoun City, L.P.                                   735,596            18,000         1,066,765           (459,494)
Westminster Apartments Limited Partnership              1,607,972            51,651         1,143,800           (770,336)
                                                    -------------     -------------     -------------      -------------
                                                    $  82,968,250     $   3,910,215     $ 114,983,271      $ (51,152,480)
                                                    =============     =============     =============      =============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2004 is as follows:

                                                                        Net change
                                                                     during the year
                                            Balance as of                 ended                Balance as of
                                          December 31, 2003         December 31, 2004        December 31, 2004
                                          -----------------         -----------------        -----------------
Land                                      $      3,910,215          $            --         $      3,910,215
Buildings and improvements                     114,983,271                  347,960              115,331,231
                                               118,893,486                  347,960              119,241,446
Accumulated depreciation                       (51,152,480)              (3,866,024)             (55,018,504)
                                          $     67,741,006          $    (3,518,064)        $     64,222,942


6. Transactions with General Partner and Affiliates

For the years ended March 30, 2005, 2004 and 2003 the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

                                             2005                      2004                      2003
                                             ----                      ----                      ----
                                       Paid       Incurred       Paid       Incurred       Paid        Incurred
                                       ----       --------       ----       --------       ----        --------
Management fees (see Note 8)         $361,781     $230,571     $183,663     $230,571     $299,800     $230,571

Administration fees (see Note 8)       69,769      230,571      230,571       16,195      230,571       16,353


For the years ended December 31, 2004, 2003 and 2002, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:


                                             2005                      2004                      2003
                                             ----                      ----                      ----
                                       Paid       Incurred       Paid       Incurred       Paid        Incurred
                                       ----       --------       ----       --------       ----        --------
Property management fees              $35,211      $40,010      $43,159      $38,873      $32,851      $37,800

Insurance premiums and other
  services                                 --       17,040       37,269       35,870       35,297       34,231


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2005, 2004 and 2003 to the tax return net loss for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                             2005             2004             2003
                                                             ----             ----             ----
Financial  statement  net loss for the  years  ended
   March 30, 2005, 2004, and 2003                        $  (640,259)     $  (611,662)     $  (875,199)

Add (less) net transactions occurring between
   January 1, 2002 and March 30, 2002                             --               --          (72,489)
   January 1, 2003 and March 30, 2003                             --          (59,193)          59,193
   January 1, 2004 and March 30, 2004                        (95,397)          95,397               --
   January 1, 2005 and March 30, 2005                         90,683               --               --
                                                         -----------      -----------      -----------

Adjusted financial statement net loss for the years
   ended December 31, 2004, 2003 and 2002                   (644,973)        (575,458)        (888,495)

Adjustment to management and administration
   fees pursuant to Internal Revenue Code
   Section 267                                               139,961          146,259          145,147

Differences arising from equity in loss of
   investment in local partnerships                       (3,438,649)      (2,720,797)      (2,773,921)

Other income from local partnerships                         (41,205)         (33,286)         (13,537)

Other differences                                                127           (5,904)          (9,961)
                                                         -----------      -----------      -----------

Tax return net loss for the years ended
   December 31, 2004, 2003 and 2002                      $(3,894,739)     $(3,189,186)     $(3,540,767)
                                                         ===========      ===========      ===========


The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2004 and 2003 are as follows:

                                               2004                    2003
                                               ----                    ----
Investment in local
  partnerships - financial reporting       $     751,675           $  1,008,882
Investment in local
  partnerships - tax                         (15,601,141)           (11,954,080)
                                           -------------           ------------

                                           $  16,352,816           $ 12,962,962
                                           =============           ============

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003


8. Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee ("Management Fee") and an annual additional management fee ("Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 2005. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 2005. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying financial statements. Unpaid Management Fees and Additional
Management Fees in the cumulative amount of $1,125,367 and $1,256,577 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2005 and 2004, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee ("Administration Fee") and an annual additional administration fee ("Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 2005. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 2005. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $556,673 and
$788,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2005 and 2004, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $848,541 and $687,739 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2005 and 2004, respectively.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

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

The estimated fair value of the Partnership's financial instruments as of March 30, 2005 and 2004 are disclosed elsewhere in the financial statements.

10. Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

                                     First          Second          Third        Fourth
                                    Quarter         Quarter        Quarter       Quarter
                                    -------         -------        -------       -------
2005
Total revenue                      $  41,486      $  50,841      $  37,166      $  46,617

Total expenses                      (142,864)      (146,959)      (142,039)      (137,300)

Equity in loss of investment
  in local partnerships              (55,008)      (150,147)       (34,410)        (7,642)

Net loss                            (156,386)      (246,265)      (139,283)       (98,325)

Net loss per unit of
  limited partnership interest         (4.31)         (6.80)         (3.84)         (2.71)

2004

Total revenue                      $  44,897      $  58,432      $  46,115      $  44,262

Total expenses                      (138,989)      (149,436)      (161,553)      (139,659)

Equity in loss of investment
  in local partnerships              (61,546)       (25,744)       (38,902)       (89,539)

Net loss                            (155,638)      (116,748)      (154,340)      (184,936)

Net loss per unit of
  limited partnership interest         (4.29)         (3.23)         (4.25)         (5.11)


                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                          MARCH 30, 2005, 2004 AND 2003

10. Quarterly Financial Information - Unaudited (continued)

                                     First          Second          Third        Fourth
                                    Quarter         Quarter        Quarter       Quarter
                                    -------         -------        -------       -------
2003

Total revenue                      $  57,556      $  48,609      $  48,056      $  70,033

Total expenses                      (140,916)      (127,719)      (135,434)      (159,226)

Equity in loss of investment
  in local partnerships             (103,853)      (138,879)      (135,450)      (157,976)

Net loss                            (187,213)      (217,989)      (222,828)      (247,169)

Net loss per unit of
  limited partnership interest         (5.17)         (6.01)         (6.15)         (6.82)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and internal controls over financial reporting and concluded that (i) Registrant's disclosure controls and procedures were effective as of March 30, 2005, and (ii) no changes occurred during the quarter ended March 30, 2005, that materially affected, or are reasonably likely to materially affect, such internal controls.

Item 9B. Other Information

None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and director of Richman Housing are:

                      Served in present
Name                  capacity since(1)   Position held
----                  -----------------   -------------

Richard Paul Richman  September 21, 1989  Director
David A. Salzman      February 1, 2001    President
Neal Ludeke           September 21, 1989  Vice President and Treasurer
Gina K. Dodge         September 21, 1989  Secretary

--------------------------------------------------------------------------------
(1) Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 57, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 44, is the President of Richman Housing and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 47, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 49, is the Secretary of Richman Housing. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Registrant is not aware of any family relationship between its director and executive officers noted herein Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers noted herein Item 10.

Mr. Richman, the sole Director of Richman Housing, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of Richman Housing, represent the audit committee of the Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of the Registrant.

The Board of Director of Richman Housing has adopted a code of ethics for senior financial officers of the Registrant, applicable to the Registrant's principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. The Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any remuneration. During the year ended March 30, 2005, Richman Housing did not pay any remuneration to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management

JJJ Fund, LLC, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 is the owner of 2,588 Units, representing approximately 7.2% of all such Units. As of May 31, 2005, no person or entity, other than JJJ Fund, LLC, was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax loss and Low-income Tax Credits generated by Registrant during the year ended December 31, 2004 allocated to the General Partner were $38,946 and $27, respectively. The net tax loss and Low-income Tax Credits generated by the General Partner during the year ended December 31, 2004 (from the allocation of Registrant discussed above) and allocated to Richman Housing were $31,479 and $24, respectively.

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2005.

Item 14. Principal Accountant Fees and Services

The audit fees for Registrant for the years ended March 30, 2005 and 2004 were $44,459 and $42,873, respectively, while the tax fees for Registrant for each of the years ended March 30, 2005 and 2004 were $10,000. There were no other accounting fees incurred by Registrant in fiscal 2005 and fiscal 2004. The audit committee approved all fiscal 2005 and fiscal 2004 accounting fees.

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
             Partnership                                                  (File No. 33-31390)

                                                                              Incorporated by
                               Exhibit                                          Reference to
                               -------                                          ------------
31.1         Rule 13a-14(a)/15d-14(a) Certification of Chief
             Executive Officer

31.2         Rule 13a-14(a)/15d-14(a) Certification of Chief
             Financial Officer.

32.1         Section 1350 Certification of Chief Executive
             Officer.

32.2         Section 1350 Certification of Chief Financial
             Officer.

99.1         Pages  20  through  31,  44  through  71  and  78            Exhibit 28.0 to Form 10-K Report
             through 80 of Prospectus  filed  pursuant to Rule            dated March 30, 1990
             424(b)(3) under Securities Act of 1933                       (File No. 33-31390)

99.2         Pages 14 through 19 of Prospectus filed pursuant             Exhibit 28.1 to Form 10-K Report
             to Rule 424(b)(3) under Securities Act of 1933               dated March 30, 1991
                                                                          (File No. 33-31390)

99.3         Supplement No. 1 dated June 6, 1990 to Prospectus            Exhibit 28.2 to Form 10-K Report
                                                                          dated March 30, 1991
                                                                          (File No. 33-31390)

99.4         Supplement No. 2 dated November 21, 1990 to                  Exhibit 28.3 to Form 10-K Report
             Prospectus                                                   dated March 30, 1991
                                                                          (File No. 33-31390)

99.5         Supplement No. 3 dated December 20, 1990 to                  Exhibit 28.4 to Form 10-K Report
             Prospectus                                                   dated March 30, 1991
                                                                          (File No. 33-31390)

99.6         Supplement No. 4 dated October 30, 1991 to                   Exhibit 28.5 to Form 10-K Report
             Prospectus                                                   dated March 30, 1992
                                                                          (File No. 33-31390)

99.7         Supplement No. 5 dated December 26, 1991 to                  Exhibit 28.6 to Form 10-K Report
             Prospectus                                                   dated March 30, 1992
                                                                          (File No. 33-31390)

99.8         Supplement No. 6 dated January 15, 1992 to                   Exhibit 28.7 to Form 10-K Report
             Prospectus                                                   dated March 30, 1990
                                                                          (File No. 33-31390)

99.9         Report of Independent Registered Public
             Accounting Firm of Carrington L.D.H.A. Limited
             Partnership

99.10        Independent Auditor's Report of Ellinwood
             Heights Apartments L.P.

99.11        Independent Auditors' Report of NP-89 Limited
             Dividend Housing Association Limited Partnership

    (b) Exhibits

    See (a)(3) above.

    (c) Financial Statement Schedules

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


                              AMERICAN TAX CREDIT PROPERTIES III L.P.
                              (a Delaware limited partnership)

                              By: Richman Tax Credit Properties III L.P., General Partner

                              By:  Richman Housing Credits Inc.,
                                   General Partner

Dated:  August 11, 2005       /s/ David Salzman
                              -----------------------
                              David Salzman
                              Chief Executive Officer


Dated:  August 11, 2005       /s/ Neal Ludeke
                              -----------------------

                              Neal Ludeke
                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature          Title                                       Date


/s/ David Salzman  Chief Executive Officer of  the general     August 11, 2005
-----------------  partner of the General Partner
(David Salzman)

/s/ Neal Ludeke    Chief Financial Officer of the general      August 11, 2005
-----------------  partner of the General Partner
(Neal Ludeke)