Form 10-Q
period 2005-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2005-08-15
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2005

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

Yes       No X

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2005	2005
ASSETS

Cash and cash equivalents		$52,806	$58,001
Investments in bonds	2	1,968,195	1,936,474
Investment in local partnerships	3	693,109	751,675
Prepaid expenses		5,297
Interest receivable		5,630	1,599

		$2,725,037	$2,747,749

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$627,655	$622,126
Payable to general partner and affiliates		2,085,098	1,973,908

		2,712,753	2,596,034

Commitment and contingencies	3

Partners’ equity (deficit)

General partner		(315,832)	(314,335)
Limited partners (35,883 units of limited partnership interest outstanding)		262,347	410,557
Accumulated other comprehensive income, net	2	65,769	55,493

		12,284	151,715

		$2,725,037	$2,747,749

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	Notes	2005	2004
REVENUE

Interest		$25,803	$33,006
Other income from local partnerships		14,993	8,480

TOTAL REVENUE		40,796	41,486

EXPENSES

Administration fees		57,643	57,643
Management fees		57,643	57,643
Professional fees		15,641	18,658
State of New Jersey filing fee		5,297	5,902
Printing, postage and other		5,713	3,018

TOTAL EXPENSES		141,937	142,864

		(101,141)	(101,378)

Equity in loss of investment in local partnerships	3	(48,566)	(55,008)

NET LOSS		(149,707)	(156,386)

Other comprehensive income (loss), net	2	10,276	(97,912)

COMPREHENSIVE LOSS		$(139,431)	$(254,298)

NET LOSS ATTRIBUTABLE TO

General partner		$(1,497)	$(1,564)
Limited partners		(148,210)	(154,822)

		$(149,707)	$(156,386)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$(4.13)	$(4.31)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$327	$23,529
Cash paid for
administration fees	(4,096)	(122,795)
management fees		(141,000)
professional fees	(1,618)	(35,928)
State of New Jersey filing fee	(19,088)	(24,995)
printing, postage and other expenses	(5,713)	(3,018)

Net cash used in operating activities	(30,188)	(304,207)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds		200,000
Cash distributions from local partnerships	24,993	18,480

Net cash provided by investing activities	24,993	218,480

Net decrease in cash and cash equivalents	(5,195)	(85,727)

Cash and cash equivalents at beginning of period	58,001	103,242

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$52,806	$17,515

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$10,276	$(97,912)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (continued)
THREE MONTHS ENDED JUNE 29, 2005 AND 2004
(UNAUDITED)

	2005	2004

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(149,707)	$(156,386)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	48,566	55,008
Distributions from local partnerships classified as other income	(14,993)	(8,480)
Amortization of net premium on investments in bonds	356	1,150
Accretion of zero coupon bonds	(21,801)	(21,564)
Increase in prepaid expenses	(5,297)	(6,299)
Decrease (increase) in interest receivable	(4,031)	10,937
Increase (decrease) in payable to general partner and affiliates	111,190	(32,509)
Decrease (increase) in accounts payable and accrued expenses	5,529	(146,064)

NET CASH USED IN OPERATING ACTIVITIES	$(30,188)	$(304,207)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2005
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.	Investments in Bonds

As of June 29, 2005, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$293,100	$14,589	$—	$307,689

U.S. Treasury debt securities
After one year through five years	1,609,326	51,180	—	1,660,506

	$1,902,426	$65,769	$—	$1,968,195

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of March 31, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $81,930,000 and accrued interest payable on such loans totaling approximately $4,920,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the three months ended June 29, 2004, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2005	$751,675

Equity in loss of investment in local partnerships	(48,566	)*

Cash distributions received from Local Partnerships	(24,993)

Cash distributions from Local Partnerships classified as other income	14,993

Investment in local partnerships as of June 29, 2005	$693,109

*
Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $659,722 for the three months ended March 31, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

As of March 31, 2005, Westminster Apartments Limited Partnership (“Westminster”) was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over six years in arrears, resulting in a cumulative arrearage of approximately $630,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2005.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$1,406,244	$1,420,670
Rents receivable	358,025	431,307
Escrow deposits and reserves	5,660,211	5,491,520
Land	3,910,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $55,996,876 and $55,018,504)	59,400,055	60,312,727
Intangible assets (net of accumulated amortization of $560,067 and $594,230)	479,331	488,609
Other assets	1,410,335	1,131,804

	$72,624,416	$73,186,852

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,443,244	$1,520,547
Due to related parties	5,332,382	5,281,845
Mortgage loans	81,931,220	82,069,326
Accrued interest	4,920,278	4,510,931
Other liabilities	831,778	886,655

	94,458,902	94,269,304
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	28,767,916	28,769,504
Cumulative loss	(26,676,394)	(26,627,828)

	2,091,522	2,141,676

General partners and other limited partners
Capital contributions, net of distributions	(338,407)	(332,555)
Cumulative loss	(23,587,601)	(22,891,573)

	(23,926,008)	(23,224,128)

	(21,834,486)	(21,082,452)

	$72,624,416	$73,186,852

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2005
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the three months ended March 31, 2005 and 2004 are as follows:

	2005	2004
REVENUE

Rental	$2,998,410	$2,899,076
Interest and other	98,914	85,543

TOTAL REVENUE	3,097,324	2,984,619

EXPENSES

Administrative	709,912	692,699
Utilities	409,956	407,744
Operating and maintenance	735,144	688,897
Taxes and insurance	322,292	318,495
Financial	676,963	703,746
Depreciation and amortization	987,651	1,014,675

TOTAL EXPENSES	3,841,918	3,826,256

NET LOSS	$(744,594)	$(841,637)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(48,566)	$(55,008)
General partners and other limited partners, which includes $659,722 and $703,310 of Partnership loss in excess of investment	(696,028)	(786,629)

	$(744,594)	$(841,637)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

4.	Additional Information

Additional information, including the audited March 30, 2005 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2005 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2005, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) which qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds increased, in the aggregate, by approximately $27,000 during the three months ended June 29, 2005 (which includes a net unrealized gain on investments in bonds of approximately $10,000 and accretion of zero coupon bonds of approximately $22,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2005, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the three months ended March 31, 2005 of $48,566 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $14,993 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $556,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2005.

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

Registrant’s operations for the three months ended June 29, 2005 and 2004 resulted in net losses of $149,707 and $156,386, respectively. Other comprehensive income (loss) for the three months ended June 29, 2005 and 2004 resulted from a net unrealized gain (loss) on investments in bonds of 10,276 and $(97,912), respectively.

The Local Partnerships’ net loss of approximately $745,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $3,097,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,854,000 and approximately $988,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $842,000 for the three months ended March 31, 2004 was attributable to rental and other revenue of approximately $2,985,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,812,000 and approximately $1,015,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2004, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2005, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Sydney Engel Associates L.P. (“Sydney Engel”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel reported an operating deficit of approximately $72,000 for the three months ended March 31, 2005, which includes property management fees of approximately $21,000. The Local General Partners report that payments on the mortgage are current and the Property does not incur real estate taxes. Registrant’s investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Sydney Engel expires on December 31, 2005.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of March 31, 2005, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over six years in arrears, resulting in a cumulative arrearage of approximately $630,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2005. Westminster reported an operating deficit of approximately $42,000 for the three months ended March 31, 2005, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $63.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $320,000 as of March 31, 2005 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $15,000 for the three months ended March 31, 2005. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $116.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $4,000 for the three months ended March 31, 2005, which includes property management fees of approximately $1,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $24.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin incurred an operating deficit of approximately $15,000 for the three months ended March 31, 2005 which includes property management fees of approximately $4,000. Payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. Justin generated approximately $99.0 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

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

3.
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised (“FIN 46R”), “Consolidation of Variable Interest Entities,”  because Registrant is not considered the primary beneficiary.

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

Item 4. Controls and Procedures

As of June 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of June 29, 2005. No changes occurred during the quarter ended June 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: August 15, 2005	/s/ David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 15, 2005	/s/ Neal Ludeke
By: Neal Ludeke
Chief Financial Officer