Form 10-Q
period 2005-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2005-11-14
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217

                     American Tax Credit Properties III L.P.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                    13-3545006
--------------------------------------------           -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

Richman Tax Credit Properties III L.P.
340 Pemberwick Road
Greenwich, Connecticut                                        06831
--------------------------------------------           -------------------
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

Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_| No |X|

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Table of Contents                                                           Page
-----------------                                                           ----

Balance Sheets................................................................3

Statements of Operations......................................................4

Statements of Cash Flows......................................................5

Notes to Financial Statements.................................................7

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             September 29,      March 30,
                                                                                  Notes         2005               2005
                                                                                  -----      -----------        -----------
ASSETS

Cash and cash equivalents                                                                    $    13,925        $    58,001
Investments in bonds                                                                 2         1,958,986          1,936,474
Investment in local partnerships                                                     3           628,621            751,675
Interest receivable                                                                                1,599              1,599
                                                                                             -----------        -----------

                                                                                             $ 2,603,131        $ 2,747,749
                                                                                             ===========        ===========

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                                     $   599,536        $   622,126
   Payable to general partner and affiliates                                                   2,196,324          1,973,908
                                                                                             -----------        -----------

                                                                                               2,795,860          2,596,034
                                                                                             -----------        -----------

Commitments and contingencies                                                       3,4

Partners' equity (deficit)

   General partner                                                                              (317,576)          (314,335)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                                 89,732            410,557
   Accumulated other comprehensive income, net                                       2            35,115             55,493
                                                                                             -----------        -----------

                                                                                                (192,729)           151,715
                                                                                             -----------        -----------

                                                                                             $ 2,603,131        $ 2,747,749
                                                                                             ===========        ===========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                Three Months      Six Months    Three Months     Six Months
                                                                    Ended           Ended           Ended           Ended
                                                                September 29,   September 29,   September 29,   September 29,
                                                       Notes         2005            2005            2004            2004
                                                       -----      ---------       ---------       ---------       ---------
REVENUE

Interest                                                          $  25,832       $  51,635       $  33,152       $  66,158
Other income from local partnerships                    3            20,217          35,210          17,689          26,169
                                                                  ---------       ---------       ---------       ---------

TOTAL REVENUE                                                        46,049          86,845          50,841          92,327
                                                                  ---------       ---------       ---------       ---------

EXPENSES

Administration fees                                                  57,643         115,286          57,643         115,286
Management fees                                                      57,643         115,286          57,643         115,286
Professional fees                                                    23,468          39,109          18,592          37,250
State of New Jersey filing fee                                       12,580          17,877           6,595          12,497
Printing, postage and other                                           4,586          10,299           6,486           9,504
                                                                  ---------       ---------       ---------       ---------

TOTAL EXPENSES                                                      155,920         297,857         146,959         289,823
                                                                  ---------       ---------       ---------       ---------

                                                                   (109,871)       (211,012)        (96,118)       (197,496)

Equity in loss of investment in local
   partnerships                                         3           (64,488)       (113,054)       (150,147)       (205,155)
                                                                  ---------       ---------       ---------       ---------

NET LOSS                                                           (174,359)       (324,066)       (246,265)       (402,651)

Other comprehensive income (loss)                       2           (30,654)        (20,378)         24,417         (73,495)
                                                                  ---------       ---------       ---------       ---------

COMPREHENSIVE LOSS                                                $(205,013)      $(344,444)      $(221,848)      $(476,146)
                                                                  =========       =========       =========       =========

NET LOSS ATTRIBUTABLE TO

   General partner                                                $  (1,744)      $  (3,241)      $  (2,463)      $  (4,027)
   Limited partners                                                (172,615)       (320,825)       (243,802)       (398,624)
                                                                  ---------       ---------       ---------       ---------

                                                                  $(174,359)      $(324,066)      $(246,265)      $(402,651)
                                                                  =========       =========       =========       =========

NET LOSS per unit of limited partnership
   interest (35,883 units of limited
   partnership interest)                                          $   (4.81)      $   (8.94)      $   (6.79)      $  (11.11)
                                                                  =========       =========       =========       =========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                            STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                2005            2004
                                                             ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                            $   8,745       $  36,079
Cash paid for
     administration fees                                        (8,156)       (128,289)
     management fees                                                          (141,000)
     professional fees                                         (64,977)        (64,287)
     State of New Jersey filing fee                            (19,087)        (24,995)
     printing, postage and other expenses                       (5,811)         (5,004)
                                                             ---------       ---------

Net cash used in operating activities                          (89,286)       (327,496)
                                                             ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds                        401,193
Cash distributions from local partnerships                      45,210          36,169
                                                             ---------       ---------

Net cash provided by investing activities                       45,210         437,362
                                                             ---------       ---------

Net increase (decrease) in cash and cash equivalents           (44,076)        109,866

Cash and cash equivalents at beginning of period                58,001         103,242
                                                             ---------       ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $  13,925       $ 213,108
                                                             =========       =========

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net                 $ (20,378)      $ (73,495)
                                                             =========       =========

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                     STATEMENTS OF CASH FLOWS - (continued)
                  SIX MONTHS ENDED SEPTEMBER 29, 2005 AND 2004
                                   (UNAUDITED)

                                                                                   2005            2004
                                                                                ---------       ---------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                        $(324,066)      $(402,651)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                             113,054         205,155
   Distributions from local partnerships classified as other income               (35,210)        (26,169)
   Amortization of net premium on investments in bonds                                711           2,297
   Gain on redemptions and sales of bonds                                                          (1,193)
   Accretion of zero coupon bonds                                                 (43,601)        (43,364)
   Decrease in interest receivable                                                                 12,181
   Decrease in accounts payable and accrued expenses                              (22,590)       (151,035)
   Increase in payable to general partner and affiliates                          222,416          77,283
                                                                                ---------       ---------

NET CASH USED IN OPERATING ACTIVITIES                                           $ (89,286)      $(327,496)
                                                                                =========       =========

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2005 are not necessarily indicative of the results that may be expected for the entire year.

      Certain prior period Local Partnership amounts reflected in Note 3 have been reclassified to conform to the current period presentation.

2.    Investments in Bonds

      As of September 29, 2005, certain information concerning investments in bonds is as follows:

                                                                   Gross             Gross
                                                 Amortized       unrealized        unrealized        Estimated
      Description and maturity                     cost            gains             losses          fair value
                                                -----------      -----------       -----------       -----------
      Corporate debt securities
         After one year through five years      $   293,949      $    11,155       $      (950)      $   304,154
                                                -----------      -----------       -----------       -----------

      U.S. Treasury debt securities
         After one year through five years        1,629,922           24,910                --         1,654,832
                                                -----------      -----------       -----------       -----------

                                                $ 1,923,871      $    36,065       $      (950)      $ 1,958,986
                                                ===========      ===========       ===========       ===========

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships

      The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of June 30, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $81,648,000 and accrued interest payable on such loans totaling approximately $5,002,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the six months ended September 29, 2005, the investment in local partnerships activity consists of the following:

      Investment in local partnerships as of March 30, 2005          $ 751,675

      Equity in loss of investment in local partnerships              (113,054)*

      Cash distributions received from Local Partnerships              (45,210)
      Cash distributions from Local Partnerships classified as
         other income                                                   35,210
                                                                     ---------

      Investment in local partnerships as of September 29, 2005      $ 628,621
                                                                     =========

      *Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,363,614 for the six months ended June 30, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

      As of June 30, 2005, Westminster Apartments Limited Partnership ("Westminster") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over six years in arrears, resulting in a cumulative arrearage of approximately $652,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of November 2005.

      The combined unaudited balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of June 30, 2005 and December 31, 2004 are as follows:

                                                                                             June 30,           December 31,
                                                                                              2005                 2004
                                                                                          ------------         ------------
      ASSETS

      Cash and cash equivalents                                                           $  1,268,019         $  1,420,670
      Rents receivable                                                                         423,233              431,307
      Escrow deposits and reserves                                                           5,845,671            5,491,520
      Land                                                                                   3,910,215            3,910,215
      Buildings and improvements (net of accumulated depreciation
        of $57,018,156 and $55,018,504)                                                     58,416,208           60,312,727
      Intangible assets (net of accumulated amortization
        of $567,538 and $594,230)                                                              471,729              488,609
      Other assets                                                                           1,409,208            1,131,804
                                                                                          ------------         ------------

                                                                                          $ 71,744,283         $ 73,186,852
                                                                                          ============         ============

      LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

      Liabilities

        Accounts payable and accrued expenses                                             $  1,632,925         $  1,520,547
        Due to related parties                                                               5,352,603            5,281,845
        Mortgage loans                                                                      81,648,334           82,069,326
        Accrued interest                                                                     5,002,354            4,510,931
        Other liabilities                                                                      818,768              886,655
                                                                                          ------------         ------------

                                                                                            94,454,984           94,269,304
                                                                                          ------------         ------------
      Partners' equity (deficit)

        American Tax Credit Properties III L.P.
           Capital contributions, net of distributions                                      28,742,923           28,769,504
           Cumulative loss                                                                 (26,740,882)         (26,627,828)
                                                                                          ------------         ------------

                                                                                             2,002,041            2,141,676
                                                                                          ------------         ------------

        General partners and other limited partners
           Capital contributions, net of distributions                                        (338,019)            (332,555)
           Cumulative loss                                                                 (24,374,723)         (22,891,573)
                                                                                          ------------         ------------

                                                                                           (24,712,742)         (23,224,128)
                                                                                          ------------         ------------

                                                                                           (22,710,701)         (21,082,452)
                                                                                          ------------         ------------

                                                                                          $ 71,744,283         $ 73,186,852
                                                                                          ============         ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.
                   NOTES TO FINANCIAL STATEMENTS - (Continued)
                               SEPTEMBER 29, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2005 and 2004 are as follows:

                                                         Three Months        Six Months         Three Months         Six Months
                                                             Ended              Ended               Ended              Ended
                                                           June 30,           June 30,            June 30,            June 30,
                                                             2005                2005                2004                2004
                                                         -----------         -----------         -----------         -----------
      REVENUE

      Rental                                             $ 2,983,141         $ 5,981,551         $ 2,949,996         $ 5,849,072
      Interest and other                                      65,498             164,412              95,270             180,813
                                                         -----------         -----------         -----------         -----------

      TOTAL REVENUE                                        3,048,639           6,145,963           3,045,266           6,029,885
                                                         -----------         -----------         -----------         -----------

      EXPENSES

      Administrative                                         660,010           1,369,922             836,825           1,529,524
      Utilities                                              341,395             751,351             335,082             742,826
      Operating and maintenance                              898,118           1,633,262             897,082           1,585,979
      Taxes and insurance                                    304,088             626,380             313,374             631,869
      Financial                                              654,975           1,331,938             671,146           1,374,892
      Depreciation and amortization                        1,041,663           2,029,314           1,004,368           2,019,043
                                                         -----------         -----------         -----------         -----------

      TOTAL EXPENSES                                       3,900,249           7,742,167           4,057,877           7,884,133
                                                         -----------         -----------         -----------         -----------

      NET LOSS                                           $  (851,610)        $(1,596,204)        $(1,012,611)        $(1,854,248)
                                                         -----------         -----------         -----------         -----------

      NET LOSS ATTRIBUTABLE TO

      American Tax Credit Properties III L.P.            $   (64,488)        $  (113,054)        $  (150,147)        $  (205,155)
      General partners and other limited
         partners, which includes $703,892,
         $1,363,614, $774,832 and $1,478,142 of
         Partnership loss in excess of investment           (787,122)         (1,483,150)           (862,464)         (1,649,093)
                                                         -----------         -----------         -----------         -----------

                                                         $  (851,610)        $(1,596,204)        $(1,012,611)        $(1,854,248)
                                                         ===========         ===========         ===========         ===========

      The combined results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of September 29, 2005, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the six months ended September 29, 2005, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $22,000 during the six months ended September 29, 2005 (which includes a net unrealized loss on investments in bonds of approximately $20,000, amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $44,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the six months ended September 29, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the six months ended June 30, 2005 of $113,054 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $35,210 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $556,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of September 29, 2005.

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

Registrant's operations for the three months ended September 29, 2005 and 2004 resulted in net losses of $174,359 and $246,265, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $86,000, which decrease is primarily the result of a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the three months ended September 29, 2005 and 2004 resulted from a net unrealized gain (loss) on investments in bonds of $(30,654) and $24,417, respectively.

The Local Partnerships' net loss of approximately $852,000 for the three months ended June 30, 2005 was attributable to rental and other revenue of approximately $3,049,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,859,000 and approximately $1,042,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,013,000 for the three months ended June 30, 2004 was attributable to rental and other revenue of approximately $3,045,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $3,054,000 and approximately $1,004,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the six months ended September 29, 2005 and 2004 resulted in net losses of $324,066 and $402,651, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $92,000, which decrease is primarily attributable to a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the six months ended September 29, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $20,378 and $73,495, respectively.

The Local Partnerships' net loss of approximately $1,596,000 for the six months ended June 30, 2005 was attributable to rental and other revenue of approximately $6,146,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,713,000 and approximately $2,029,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $1,854,000 for the six months ended June 30, 2004 was attributable to rental and other revenue of approximately $6,030,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $5,865,000 and approximately $2,019,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the six months ended June 30, 2005, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of June 30, 2005, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over six years in arrears, resulting in a cumulative arrearage of approximately $652,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of November 2005. Westminster reported an operating deficit of approximately $74,000 for the six months ended June 30, 2005, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $63.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel reported an operating deficit of approximately $157,000 for the six months ended June 30, 2005, which includes property management fees of approximately $43,000. The Local General Partners represent that payments on the mortgage are current and the Property does not incur real estate taxes. Effective July 1, 2005, one of Sydney Engel's mortgages was amended whereby the Mandatory Debt Service for the remainder of 2005 has been reduced by approximately $129,000. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Sydney Engel expires on December 31, 2005.

Fulton Street Houses Limited Partnership ("Fulton Street") has an escrow of approximately $320,000 as of June 30, 2005 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $14,000 for the six months ended June 30, 2005. Registrant's investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. Fulton Street generated approximately $116.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2001.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $23,000 for the six months ended June 30, 2005, which includes property management fees of approximately $2,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $24.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Justin Associates ("Justin") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin incurred an operating deficit of approximately $16,000 for the six months ended June 30, 2005 which includes property management fees of approximately $9,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. Justin generated approximately $99.0 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

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

      o Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised ("FIN 46R"), "Consolidation of Variable Interest Entities," because Registrant is not considered the primary beneficiary.

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

Item 4. Controls and Procedures

As of September 29, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of September 29, 2005. No changes occurred during the quarter ended September 29, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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


Dated: November 14, 2005         /s/  David Salzman
                                      -----------------------
                                 by:  David Salzman
                                      Chief Executive Officer


Dated: November 14, 2005         /s/  Neal Ludeke
                                      -----------------------
                                 by:  Neal Ludeke
                                      Chief Financial Officer