Form 10-Q
period 2005-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2006-02-13
CIK 856135

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number: 0-19217


                     American Tax Credit Properties III L.P.
                     ---------------------------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                              13-3545006
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 Richman Tax Credit Properties III L.P.
         340 Pemberwick Road
        Greenwich, Connecticut                                     06831
----------------------------------------                     -------------------
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

Yes |X| No |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|


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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                                 BALANCE SHEETS
                                   (UNAUDITED)

                                                                                       December 30,      March 30,
                                                                           Notes           2005            2005
                                                                       ------------    ------------    ------------
ASSETS

Cash and cash equivalents                                                              $     61,779    $     58,001
Investments in bonds                                                              2       1,728,773       1,936,474
Investment in local partnerships                                                  3         567,462         751,675
Interest receivable                                                                           5,675           1,599
                                                                                       ------------    ------------
                                                                                       $  2,363,689    $  2,747,749
                                                                                       ============    ============
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

   Accounts payable and accrued expenses                                               $    610,570    $    622,126
   Payable to general partner and affiliates                                              2,141,694       1,973,908
                                                                                       ------------    ------------

                                                                                          2,752,264       2,596,034
                                                                                       ------------    ------------
Commitments and contingencies                                                   3,4

Partners' equity (deficit)

   General partner                                                                         (319,404)       (314,335)
   Limited partners (35,883 units of limited partnership interest
     outstanding)                                                                           (91,305)        410,557
   Accumulated other comprehensive income, net                                    2          22,134          55,493
                                                                                       ------------    ------------

                                                                                           (388,575)        151,715
                                                                                       ------------    ------------

                                                                                       $  2,363,689    $  2,747,749
                                                                                       ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three Months    Nine Months     Three Months     Nine Months
                                                              Ended           Ended           Ended           Ended
                                                          December 30,    December 30,    December 30,    December 30,
                                              Notes           2005            2005            2004            2004
                                          ------------    ------------    ------------    ------------    ------------
REVENUE

Interest                                                  $     22,932    $     74,567    $     30,380    $     96,538
Other income from local partnerships                 3           2,533          37,743           6,786          32,955
                                                          ------------    ------------    ------------    ------------

TOTAL REVENUE                                                   25,465         112,310          37,166         129,493
                                                          ------------    ------------    ------------    ------------
EXPENSES

Administration fees                                             57,643         172,929          57,643         172,929
Management fees                                                 57,643         172,929          57,643         172,929
Professional fees                                               16,286          55,395          15,538          52,788
State of New Jersey filing fee                                   6,511          24,388           6,002          18,499
Printing, postage and other                                      9,569          19,868           5,213          14,717
                                                          ------------    ------------    ------------    ------------

TOTAL EXPENSES                                                 147,652         445,509         142,039         431,862
                                                          ------------    ------------    ------------    ------------

                                                              (122,187)       (333,199)       (104,873)       (302,369)

Equity in loss of investment in local
  partnerships                                       3         (60,678)       (173,732)        (34,410)       (239,565)
                                                          ------------    ------------    ------------    ------------

NET LOSS                                                      (182,865)       (506,931)       (139,283)       (541,934)

Other comprehensive loss                             2         (12,981)        (33,359)        (24,731)        (98,226)
                                                          ------------    ------------    ------------    ------------

COMPREHENSIVE LOSS                                        $   (195,846)   $   (540,290)   $   (164,014)   $   (640,160)
                                                          ============    ============    ============    ============

NET LOSS ATTRIBUTABLE TO

   General partner                                        $     (1,828)   $     (5,069)   $     (1,392)   $     (5,419)
   Limited partners                                           (181,037)       (501,862)       (137,891)       (536,515)
                                                          ------------    ------------    ------------    ------------
                                                          $   (182,865)   $   (506,931)   $   (139,283)   $   (541,934)
                                                          ============    ============    ============    ============
NET LOSS per unit of limited partnership
  interest (35,883 units of limited
  partnership interest)                                   $      (5.05)   $     (13.99)   $      (3.84)   $     (14.95)
                                                          ============    ============    ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                               2005           2004
                                                          ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received                                         $      9,418    $     46,677

Cash paid for
     administration fees                                       (12,592)       (183,489)
     management fees                                          (165,480)       (220,781)
     professional fees                                         (66,968)        (68,929)
     State of New Jersey filing fee                            (26,371)        (24,995)
     printing, postage and other expenses                      (17,868)        (16,717)
                                                          ------------    ------------

Net cash used in operating activities                         (279,861)       (468,234)
                                                          ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds        235,415         401,193
Cash distributions from local partnerships                      48,224          42,955
                                                          ------------    ------------

Net cash provided by investing activities                      283,639         444,148
                                                          ------------    ------------

Net increase (decrease) in cash and cash equivalents             3,778         (24,086)

Cash and cash equivalents at beginning of period                58,001         103,242
                                                          ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $     61,779    $     79,156
                                                          ============    ============
SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net              $    (33,359)   $    (98,226)
                                                          ============    ============

--------------------------------------------------------------------------------
See reconciliation of net loss to net cash used in operating activities on page
6.

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                  NINE MONTHS ENDED DECEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

                                                                                 2005           2004
                                                                             ------------    ------------
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss                                                                     $   (506,931)   $   (541,934)

Adjustments to reconcile net loss to net cash used in operating activities

   Equity in loss of investment in local partnerships                             173,732         239,565
   Distributions from local partnerships classified as other income               (37,743)        (32,955)
   Amortization of net premium on investments in bonds                              1,068           3,448
   Gain on redemptions and sales of bonds                                          (1,193)
   Accretion of zero coupon bonds                                                 (62,141)        (65,165)
   Decrease in interest receivable                                                 (4,076)         13,049
   Decrease in accounts payable and accrued expenses                              (11,556)       (140,637)
   Increase in payable to general partner and affiliates                          167,786          57,588
                                                                             ------------    ------------

NET CASH USED IN OPERATING ACTIVITIES                                        $   (279,861)   $   (468,234)
                                                                             ============    ============

                       See Notes to Financial Statements.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 30, 2005
                                   (UNAUDITED)

1.    Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2005 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2005 are not necessarily indicative of the results that may be expected for the entire year.

2.    Investments in Bonds

      As of December 30, 2005, certain information concerning investments in bonds is as follows:

                                                        Gross          Gross
                                        Amortized     unrealized     unrealized      Estimated
Description and maturity                  cost          gains          losses       fair value
------------------------              ------------   ------------   ------------   ------------
Corporate debt securities
  After one year through five years   $    202,775   $      9,424   $         --   $    212,199
                                      ------------   ------------   ------------   ------------

U.S. Treasury debt securities
  After one year through five years      1,503,864         12,710             --      1,516,574
                                      ------------   ------------   ------------   ------------

                                      $  1,706,639   $     22,134   $         --   $  1,728,773
                                      ============   ============   ============   ============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships

      The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,264,476, all of which have been paid. As of September 30, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $81,402,000 and accrued interest payable on such loans totaling approximately $4,728,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

      For the nine months ended December 30, 2005, the investment in local partnerships activity consists of the following:

         Investment in local partnerships as of March 30, 2005      $  751,675

         Equity in loss of investment in local partnerships           (173,732)*

         Cash distributions received from Local Partnerships           (48,224)

         Cash distributions from Local Partnerships classified
           as other income                                              37,743
                                                                    ----------

         Investment in local partnerships as of December 30, 2005   $  567,462
                                                                    ==========

      * Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,871,407 for the nine months ended September 30, 2005 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

      As of September 30, 2005, Westminster Apartments Limited Partnership ("Westminster") was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over six years in arrears, resulting in a cumulative arrearage of approximately $674,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 2006.

      The combined unaudited balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are reflected on pages 9 and 10, respectively.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined balance sheets of the Local Partnerships as of September 30, 2005 and December 31, 2004 are as follows:

                                                      September 30,     December 31,
                                                          2005              2004
                                                     --------------    --------------
ASSETS

Cash and cash equivalents                            $    1,242,718    $    1,420,670
Rents receivable                                            537,128           431,307
Escrow deposits and reserves                              5,960,533         5,491,520
Land                                                      3,910,215         3,910,215
Buildings and improvements (net of accumulated
  depreciation of $58,036,754 and $55,018,504)           57,492,827        60,312,727
Intangible assets (net of accumulated amortization
  of $582,407 and $594,230)                                 463,290           488,609

Other assets                                              1,568,849         1,131,804
                                                     --------------    --------------

                                                     $   71,175,560    $   73,186,852
                                                     ==============    ==============

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

  Accounts payable and accrued expenses              $    2,135,065    $    1,520,547
  Due to related parties                                  5,300,933         5,281,845
  Mortgage loans                                         81,402,114        82,069,326
  Accrued interest                                        4,727,913         4,510,931
  Other liabilities                                         902,545           886,655
                                                     --------------    --------------

                                                         94,468,570        94,269,304
                                                     --------------    --------------
Partners' equity (deficit)

  American Tax Credit Properties III L.P.
     Capital contributions, net of distributions         28,722,706        28,769,504
     Cumulative loss                                    (26,801,560)      (26,627,828)
                                                     --------------    --------------

                                                          1,921,146         2,141,676
                                                     --------------    --------------

  General partners and other limited partners
     Capital contributions, net of distributions           (289,916)         (332,555)
     Cumulative loss                                    (24,924,240)      (22,891,573)
                                                     --------------    --------------

                                                        (25,214,156)      (23,224,128)
                                                     --------------    --------------

                                                        (23,293,010)      (21,082,452)
                                                     --------------    --------------

                                                     $   71,175,560    $   73,186,852
                                                     ==============    ==============

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

                                DECEMBER 30, 2005
                                   (UNAUDITED)

3.    Investment in Local Partnerships (continued)

      The combined statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

                                                 Three Months        Nine Months     Three Months      Nine Months
                                                     Ended             Ended            Ended            Ended
                                                 September 30,      September 30,    September 30,    September 30,
                                                     2005               2005             2004              2004
                                                 -------------      -------------    -------------    -------------
REVENUE

Rental                                           $   3,051,684      $   9,033,235    $   2,925,633    $   8,774,705
Interest and other                                      76,758            241,170            4,529          185,342
                                                 -------------      -------------    -------------    -------------

TOTAL REVENUE                                        3,128,442          9,274,405        2,930,162        8,960,047
                                                 -------------      -------------    -------------    -------------
EXPENSES

Administrative                                         597,867          1,967,789          654,346        2,183,870
Utilities                                              269,905          1,021,256          229,514          972,340
Operating and maintenance                              979,257          2,612,519          706,181        2,292,160
Taxes and insurance                                    318,465            944,845          308,772          940,641
Financial                                              558,880          1,890,818          695,772        2,070,664
Depreciation and amortization                        1,014,263          3,043,577          998,824        3,017,867
                                                 -------------      -------------    -------------    -------------

TOTAL EXPENSES                                       3,738,637         11,480,804        3,593,409       11,477,542
                                                 -------------      -------------    -------------    -------------

NET LOSS                                         $    (610,195)     $  (2,206,399)   $    (663,247)   $  (2,517,495)
                                                 =============      =============    =============    =============
NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.          $     (60,678)     $    (173,732)   $     (34,410)   $    (239,565)
General partners and other limited
   partners, which includes $507,793,
   $1,871,407, $774,832 and $1,478,142 of
   Partnership loss in excess of investment           (549,517)        (2,032,667)        (628,837)      (2,277,930)
                                                 -------------      -------------    -------------    -------------

                                                 $    (610,195)     $ (2,206,399)    $    (663,247)   $ (2,517,495)
                                                 =============      =============    =============    =============

      The combined results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for an entire operating period.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2005, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2005. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the "Local Partnerships"), which own low-income multifamily residential complexes (the "Properties") that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"). During the nine months ended December 30, 2005, Registrant received cash from interest revenue, proceeds from maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $204,000 during the nine months ended December 30, 2005 (which includes a net unrealized loss on investments in bonds of approximately $33,000, amortization of net premium on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $62,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2005, the investment in local partnerships decreased as a result of Registrant's equity in the Local Partnerships' net loss for the nine months ended September 30, 2005 of $173,732 and cash distributions received from Local Partnerships of $10,481 (exclusive of distributions from Local Partnerships of $37,743 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $556,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2005.

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

Registrant's operations for the three months ended December 30, 2005 and 2004 resulted in net losses of $182,865 and $139,283, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $26,000, which increase is primarily attributable to an increase in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive loss for the three months ended December 30, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $12,981 and $24,731, respectively.

The Local Partnerships' net loss of approximately $610,000 for the three months ended September 30, 2005 was attributable to rental and other revenue of approximately $3,128,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,724,000 and approximately $1,014,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $663,000 for the three months ended September 30, 2004 was attributable to rental and other revenue of approximately $2,930,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,594,000 and approximately $999,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant's operations for the nine months ended December 30, 2005 and 2004 resulted in net losses of $506,931 and $541,934, respectively. Other comprehensive loss for the nine months ended December 30, 2005 and 2004 resulted from a net unrealized loss on investments in bonds of $33,359 and $98,226, respectively.

The Local Partnerships' net loss of approximately $2,206,000 for the nine months ended September 30, 2005 was attributable to rental and other revenue of approximately $9,274,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,436,000 and approximately $3,044,000 of depreciation and amortization expense. The Local Partnerships' net loss of approximately $2,517,000 for the nine months ended September 30, 2004 was attributable to rental and other revenue of approximately $8,960,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,460,000 and approximately $3,018,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant's Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2005, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits. It is the General Partner's intention to sell or assign Registrant's interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the "Local General Partners") are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the "Deficit Guarantee"). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2005, revenue from operations of the Local Partnerships have generally been sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships' operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership ("Westminster") require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. As of September 30, 2005, Westminster was in default under the terms of its first mortgage; payments of principal, interest and replacement reserve deposits are over six years in arrears, resulting in a cumulative arrearage of approximately $674,000. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 2006. Westminster reported an operating deficit of approximately $79,000 for the nine months ended September 30, 2005, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant's investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. Westminster generated approximately $63.2 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2003.

The terms of the partnership agreement of Sydney Engel Associates L.P. ("Sydney Engel") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Sydney Engel reported an operating deficit of approximately $146,000 for the nine months ended September 30, 2005, which includes property management fees of approximately $43,000. The Local General Partners represent that payments on the mortgage are current; the Property does not incur real estate taxes. Effective July 1, 2005, one of Sydney Engel's mortgages was amended whereby the Mandatory Debt Service for the remainder of 2005 has been reduced by approximately $129,000. Registrant's investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period in connection with Sydney Engel expired on December 31, 2005.

The terms of the partnership agreement of Orange City Plaza Limited Partnership ("Orange City") require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $21,000 for the nine months ended September 30, 2005, which includes property management fees of approximately $14,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. Orange City generated approximately $24.8 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

                     AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Justin Associates ("Justin") require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin incurred an operating deficit of approximately $20,000 for the nine months ended September 30, 2005, which includes property management fees of approximately $13,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant's investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. Justin generated approximately $99.0 per Unit to the limited partners upon the expiration of its Low-income Tax Credit allocation in 2002.

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

Item 4. Controls and Procedures

As of December 30, 2005, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that such disclosure controls and procedures were effective as of December 30, 2005. No changes occurred during the quarter ended December 30, 2005 that materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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


Dated: February 13, 2006             /s/ David Salzman
                                     -------------------------------------------
                                     by: David Salzman
                                         Chief Executive Officer


Dated: February 13, 2006             /s/ Neal Ludeke
                                     -------------------------------------------
                                     by: Neal Ludeke
                                         Chief Financial Officer