Form 10-K
period 2006-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-03-14
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of February 2008, there are 35,883 Units outstanding.

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

PART I

Item 1. Business

General Development of Business and Narrative Description of Business

American Tax Credit Properties III L.P. ("Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partnership equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant considers its activity to constitute a single industry segment.

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

On March 12, 1990, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), the offering of up to 150,000 units of limited partnership interest ("Unit") at $1,000 per Unit to investors. On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992 the closings for 19,730, 9,622, 5,227 and 1,304 Units, respectively, took place, amounting to aggregate limited partners’ capital contributions of $35,883,000.

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partnership interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

Compliance with Environmental Protection Provisions

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Competition

Pursuant to Rule 12b-23 of the Commission's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 31 of the Prospectus is incorporated herein by reference. See Item 1A below.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. An affiliate of the General Partner employs individuals who perform the management activities of Registrant. This entity also performs similar services for other affiliates of the General Partner.

Item 1. Business (continued)

Tax Reform Act of 1986, Revenue Act of 1987, Technical and Miscellaneous Revenue Act of 1988, Omnibus Budget Reconciliation Act of 1989, Omnibus Budget Reconciliation Act of 1990, Tax Extension Act of 1991, Omnibus Budget Reconciliation Act of 1993, Uruguay Round Agreements Act, Tax and Trade Relief Extension Act of 1998, Tax and Trade Relief Extension Act of 1999, Community Renewal Tax Relief Act of 2000, Economic Growth and Tax Relief Reconciliation Act of 2001, Job Creation and Worker Assistance Act of 2002, Jobs and Growth Tax Relief Reconciliation Act of 2003 and American Jobs Creation Act of 2004 (collectively the "Tax Acts")

Registrant is organized as a limited partnership and is a “pass through” tax entity that does not, itself, pay federal income tax. However, the partners of Registrant who are subject to federal income tax may be affected by the Tax Acts. Registrant will consider the effect of certain aspects of the Tax Acts on the partners when making decisions regarding its investments. Registrant does not anticipate that the Tax Acts will currently have a material adverse impact on Registrant’s business operations, capital resources and plans or liquidity.

Item 1A. Risk Factors

Risks Relating to Registrant’s Business and Industry

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks are subject to change and not in the control of Registrant, including:

• adverse use of adjacent or neighborhood real estate;

• regulated rents, which may adversely impact rent increases;

• utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

• changes in the demand for or supply of competing properties;

• changes in state or local tax rates and assessments;

• increases in utility charges;

• unexpected expenditures for repairs and maintenance;

• discovery of previously undetected environmentally hazardous conditions;

• costs associated with complying with the Americans with Disabilities Act;

• uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

• changes in local economic conditions; and

• changes in interest rates and the availability of financing.

The occurrence of any of the above risks could have a negative impact on the operating results of such Properties and the respective Local Partnerships and, in turn, may render the sale or refinancing of the Properties difficult or unattractive, which could adversely affect Registrant’s investment in such Local Partnerships.

The modification or elimination of government rental subsidies on which the Local Partnerships rely would require the Local Partnerships to use existing funds or obtain additional funds to continue to operate the respective Properties. Because Registrant’s investments in the Local Partnerships are highly leveraged, it would be highly difficult to obtain such additional funds.

Item 1A. Risk Factors (continued)

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy, which affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

There is no guarantee that it will be possible to sell the Properties or, if possible, that Registrant would receive any proceeds from any such sale.

The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from any such sales and assignments. Moreover, the Properties may be subject to extended use provisions that provide for the Properties to maintain their low-income status beyond the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service). Such provisions may make it unattractive for potential purchasers of the Properties. Accordingly, any sale of a Property may happen well after the expiration of the Compliance Period or may be significantly discounted.

Tax Risks Associated With Low-income Housing and the Low-income Housing Tax Credit

Failure to remain in compliance with various requirements may result in such Local Partnership losing its eligibility for Low-income Tax Credits, which would result in additional tax liability to holders of the Units of Limited Partnership Interest of the Registrant.

Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with various requirements including rent restrictions and tenant income limitations (the “Low-income Tax Credit Requirements”). The Internal Revenue Code provides that Low-income Tax Credits allocated to a limited partner with respect to a Property will be recaptured, and the limited partner will be required to pay additional federal income tax in an amount equal to the credits recaptured, in the case of occurrence of certain events during the Compliance Period. The recapture rules provide that a portion of the previously claimed credits equal to the excess of the credits claimed over the amount that would have been available if the credits were claimed on a straight-line basis over 15 years instead of on a straight line basis over 10 years must be reported as additional tax liability in the year of recapture, by unit holders at the time of the recapture event. The additional tax liability cannot be offset by any other nonrefundable tax credits. In addition, nondeductible interest on the recaptured amount is imposed from the year in which the credits recaptured were originally claimed to the year of the recapture.

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy the Low-income Tax Credit Requirements in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period.

Limited partners may not be able to use all of the anticipated or carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a limited partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the limited partner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a limited partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that limited partners will receive or be able to utilize all of the anticipated or carried forward Low-income Tax Credits.

Item 1A. Risk Factors (continued)

Risks Relating to Ownership of Units of Limited Partnership Interest of Registrant

There is no existing market for the Units.

There is no trading market for Units and there are no assurances that any market will develop. In addition, the Units may be transferred only if certain requirements are satisfied, including requirements that such transfer would not impair Registrant’s tax status for federal income tax purposes and would not be a violation of federal or state securities laws. Accordingly, limited partners may not be able to sell their Units promptly and bear the economic risk of their investment for an indefinite period of time.

Under certain circumstances, limited partners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the limited partners in such years. This may result in an out-of-pocket tax cost to the limited partners. In addition, a limited partner may experience taxable gain or credit recapture on disposition of Units or upon a disposition of the Local Partnership interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the limited partners may experience an out-of-pocket tax cost.

Limited partners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the limited partners of Registrant have not received a return of any portion of their original capital. Accordingly, the only benefit of this investment may be the Low-income Tax Credits.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. See discussion above in Item 1A - Risk Factors regarding the Compliance Periods and Low-income Tax Credit Requirements of the Local Partnerships. Also as noted above, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. Through December 31, 2007, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits and, as of December 31, 2007, the Compliance Period of all of the Local Partnerships has expired.

Although Registrant generally owns a 98.9%-99% limited partnership interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP II
Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Carrington Limited Dividend Housing Association Limited Partnership	65.95	33.05
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 10). The subsidy agreements expire at various times during and after the Compliance Periods of the Local Partnerships. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. One Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2. Properties (continued)

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2005	footnotes)
April Gardens Apartments II Limited Partnership April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$1,958,867	(1b&d	)
Ashland Park Apartments, L.P. Ashland Park Apartments Ashland, Nebraska	24	235,732		1,017,021	(1b&d	)
Auburn Family, L.P. Auburn Apartments Louisville, Mississippi	16	95,412		452,267	(1b&d	)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	239,716	(2)	1,414,432	(1b	)
Bay Springs Elderly, L.P. Bay Springs Manor Bay Springs, Mississippi	24	208,820		663,582	(1b&d	)
Brisas del Mar Apartments Limited Partnership Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		2,598,116	(1b&d	)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	1,083,041	(1b&d	)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	3,178,196	(1c	)
Chestnut Park Associates, L.P. Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		4,677,658	(1a	)
Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,220,453	(1b&d	)
Christian Street Commons Associates Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		559,787	(1b	)

Item 2. Properties (continued)

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2005	footnotes)
Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$919,026	(1b&d	)
Desarrollos de Belen Limited Partnership Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		1,843,443	(1b&d	)
Desarrollos de Emaus Limited Partnership Hucares II Apartments Naguabo, Puerto Rico	72	631,404		3,133,501	(1b&d	)
Ellinwood Heights Apartments, L.P. Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		674,705	(1b&d	)
Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930	(1b	)
Hayes Run Limited Partnership Mashburn Gap Apartments Marshall, North Carolina	34	322,074		1,398,569	(1b&d	)
Howard L. Miller Sallisaw Apartments II, L.P. Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		604,552	(1b&d	)
Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,244,361	(1b&d	)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	135,528	(2)	758,570	(1b&d	)
Justin Associates Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		2,170,491	(1b&e	)
LaBelle Commons, Ltd. LaBelle Commons LaBelle, Florida	32	253,580		992,984	(1b&d	)
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	744,352	(1b&d	)

Item 2. Properties (continued)

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2005	footnotes)
Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865		$1,411,220	(1b&d	)
Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922		1,451,360	(1b&d	)
Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	(2)	1,841,657	(1b&d	)
Moore Haven Commons, Ltd. Moore Haven Commons Moore Haven, Florida	28	213,402		910,164	(1b&d	)
NP-89 Limited Dividend Housing Association Limited Partnership Newport Apartments Clinton Township, Michigan	168	2,372,292		3,456,300	(1a,b&h	)
Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575		1,440,685	(1b,d&f	)
North Calhoun City, L.P. North Calhoun City Apartments Calhoun City, Mississippi	18	146,565		465,815	(1b&d	)
Orange City Plaza, Limited Partnership Orange City Plaza Apartments Orange City, Iowa	32	456,090		402,140	(1g	)
Puerta del Mar Limited Partnership Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570		2,472,254	(1b&d	)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	191,512	(2)	1,127,010	(1b	)
Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	597,050	(2)	1,513,915	(1b&e	)
Somerset Manor, Ltd. Somerset Manor Central City, Pennsylvania	24	208,465		881,188	(1b&d	)
Sugar Cane Villas, Ltd. Sugar Cane Villas Pahokee, Florida	87	751,560		3,246,477	(1b&d	)

Item 2. Properties (continued)

			Mortgage
Name of Local Partnership	Number		loans payable as of	Subsidy
Name of apartment complex	of rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2005	footnotes)
Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$1,572,707	(1b	)
Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) The Castle New York, New York	224	3,201,874	15,816,870	(1b	)
Union Valley Associates Limited Partnership Union Valley Apartments Union Township, Pennsylvania	36	371,589	1,420,359	(1b	)
Walnut Grove Family, L.P. Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	832,673	(1b&d	)
Waynesboro Apartments Limited Partnership Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	1,453,591	(1b	)
West Calhoun City, L.P. West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	713,767	(1b&d	)
Westminster Apartments Limited Partnership Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	1,607,973	(1b&e	)
		$29,264,476	$81,216,029

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(c)	The Michigan State Housing Development Authority allows tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

(d)
The Rural Housing Service (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

(e)	The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

(f)	The Commonwealth of Massachusetts participates in a rental assistance program.

(g)	The Northwest Regional Housing Authority provides qualified tenants with a rental subsidy.

(h)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2. Properties (continued)

(2)	Reflects amount attributable to Registrant only.

(3)
Registrant assigned its limited partner interest to one of the Local General Partners subsequent to March 30, 2006 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

Item 3. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of May 31, 2007 was approximately 1,438, holding an aggregate of 35,883 Units.

Merrill Lynch follows internal guidelines for providing estimated values of limited partnerships and other direct investments reported on client account statements. Pursuant to such guidelines, estimated values for limited partnership interests reported on Merrill Lynch client account statements (such as Registrant’s Units) are provided to Merrill Lynch by independent valuation services, whose estimated values are based on financial and other information available to them. In addition, Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to limited partners. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2006 and 2005.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. Registrant generated total Low-income Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit through December 31, 2005, notwithstanding future circumstances which may give rise to recapture or loss of future benefits (see Part I, Item 2 - Properties, herein). The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2003.

Recent Sales of Unregistered Securities

None

Item 6. Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2006	2005	2004	2003	2002

Interest and other revenue	$142,837	$176,110	$193,706	$224,254	$215,927

Equity in loss of investment in local partnerships	$(162,367)	$(247,207)	$(215,731)	$(536,158)	$(1,193,807)

Net loss	$(620,078)	$(640,259)	$(611,662)	$(875,199)	$(1,509,355)

Net loss per unit of limited partnership interest	$(11.44)	$(17.66)	$(16.88)	$(24.15)	$(41.64)

	As of March 30,
	2006	2005	2004	2003	2002

Total assets	$2,109,756	$2,747,749	$3,766,895	$4,153,964	$4,744,278

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in four closings with aggregate limited partners’ capital contributions of $35,883,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partnership interests in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). The Net Proceeds were utilized in acquiring an interest in forty-three Local Partnerships.

As of March 30, 2006, Registrant has cash and cash equivalents and investments in bonds totaling $1,529,285, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2006, Registrant’s investments in bonds represent corporate bonds of $208,929 and U.S. Treasury debt securities of $1,168,986 with various maturity through 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $465,000 during the year ended March 30, 2006 (which includes a net unrealized loss on investments in bonds of approximately $52,000, the amortization of net premium on investments in bonds of approximately $1,000 and the accretion of zero coupon bonds of approximately $81,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2006, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2005 of $162,367 and cash distributions received from Local Partnerships of $10,481 (exclusive of distributions from Local Partnerships of $45,503 classified as other income). Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2006 represents deferred management and administration fees.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the years ended March 30, 2006, 2005, and 2004 have not varied significantly, as reflected by the net losses of $620,078, $640,259 and $611,662, respectively.

The Local Partnerships’ net loss of approximately $2,753,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $4,124,000 and interest on non-mandatory debt of approximately $374,000, and does not include required principal payments on permanent mortgages of approximately $882,000. The Local Partnerships’ net loss of approximately $3,334,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $4,050,000 and interest on non-mandatory debt of approximately $355,000, and does not include required principal payments on permanent mortgages of approximately $932,000. The Local Partnerships’ net loss of approximately $2,933,000 for the year ended December 31, 2003 includes depreciation and amortization expense of approximately $4,045,000 and interest on non-mandatory debt of approximately $377,000, and does not include principal payments on permanent mortgages of approximately $818,000. The results of operations of the Local Partnerships for the year ended December 31, 2005 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2007, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits and, as of December 31, 2007, the Compliance Period of all of the Local Partnerships has expired. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2005, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. Westminster incurred an operating deficit of approximately $131,000 for the year ended December 31, 2005, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Westminster has expired.

The terms of the partnership agreement of Sydney Engel Associates L.P. (“Sydney Engel”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgages. Sydney Engel incurred an operating deficit of approximately $257,000 for year ended December 31, 2005, which includes property management fees of approximately $39,000. The Local General Partners represent that payments on the mortgages are current; Sydney Engel is not required to pay real estate taxes pursuant to a tax abatement agreement. Effective July 1, 2005, one of Sydney Engel’s mortgages was amended whereby the Mandatory Debt Service for the remainder of 2005 has been reduced by approximately $129,000. Registrant’s investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997. The Compliance Period for Sydney Engel has expired.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $323,000 as of December 31, 2005 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $42,000 for the year ended December 31, 2005. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City incurred an operating deficit of approximately $44,000 for the year ended December 31, 2005, which includes property management fees of approximately $4,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Orange City has expired.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin incurred an operating deficit of approximately $29,000 for year ended December 31, 2005, which includes property management fees of approximately $17,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

Effective February 2007, Registrant assigned its limited partner interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s general partners, whereby Registrant received $149,895. The Compliance Period for Carrington has expired.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Contractual Obligations

As of March 30, 2006, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and
Accrued Expenses (1)	$440,673	$—	$440,673	$—	$—

Payable to General Partner
and Affiliates (2)	2,111,993	175,000	1,936,993	—	—

	$2,552,666	$175,000	$2,377,666	$—	$—

(1)
Represents Administration Fees payable to a third-party former service provider; such amount is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2)
Represents Administration and Management Fees payable to an affiliate of the General Partner. Of such amount, $175,000 is currently due and the remainder is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

Off - Balance Sheet Arrangements

None

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. Registrant plans to adopt SFAS 157 beginning January 1, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of SFAS 159 on its financial statements.

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

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to Registrant and the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners and their guarantees against credit recapture.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the "Partnership") as of March 30, 2006 and 2005, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended March 30, 2006 and 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $578,827 and $751,675, respectively, in total assets as of March 30, 2006 and 2005 and $156,237 and $247,207, respectively, of total losses for the years then ended. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2006 and 2005, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 11, 2008

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2006 AND 2005

	Notes	2006	2005
ASSETS

Cash and cash equivalents	3,9	$151,370	$58,001
Investments in bonds	4,9	1,377,915	1,936,474
Investment in local partnerships	5,8	578,827	751,675
Interest receivable	9	1,644	1,599

		$2,109,756	$2,747,749

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$518,027	$622,126
Payable to general partner and affiliates	6,8	2,111,993	1,973,908

		2,630,020	2,596,034

Commitments and contingencies	8

Partners' equity (deficit)	2,4

General partner		(523,856)	(314,335)
Limited partners (35,883 units of limited partnership interest outstanding)			410,557
Accumulated other comprehensive income, net		3,592	55,493

		(520,264)	151,715

		$2,109,756	$2,747,749

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	Notes	2006	2005	2004

REVENUE

Interest		$97,334	$141,566	$160,346
Other income from local partnerships		45,503	34,544	33,360

TOTAL REVENUE		142,837	176,110	193,706

EXPENSES

Administration fees - affiliate	6,8	230,571	230,571	230,571
Management fees - affiliate	6,8	230,571	230,571	230,571
Professional fees		78,597	68,253	82,681
State of New Jersey filing fees		34,337	20,145	21,428
Printing, postage and other		26,472	19,622	24,386

TOTAL EXPENSES		600,548	569,162	589,637

		(457,711)	(393,052)	(395,931)

Equity in loss of investment in local partnerships	5	(162,367)	(247,207)	(215,731)

NET LOSS		(620,078)	(640,259)	(611,662)

Other comprehensive loss, net	4	(51,901)	(167,653)	(34,514)

COMPREHENSIVE LOSS		$(671,979)	$(807,912)	$(646,176)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(209,521)	$(6,403)	$(6,117)
Limited partners		(410,557)	(633,856)	(605,545)

		$(620,078)	$(640,259)	$(611,662)

NET LOSS per unit of limited partnership
interest (35,883 units of limited partnership interest)		$(11.44)	$(17.66)	$(16.88)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total

Partners' equity (deficit), March 30, 2003	$301,815	$1,649,958	$257,660	$1,605,803

Net loss	(6,117)	(605,545)		(611,662)

Other comprehensive loss, net			(34,514)	(34,514)

Partners' equity (deficit), March 30, 2004	(307,932)	1,044,413	223,146	959,627

Net loss	(6,403)	(633,856)		(640,259)

Other comprehensive loss, net			(167,653)	(167,653)
Partners' equity (deficit), March 30, 2005	(314,335)	410,557	55,493	151,715

Net loss	(209,521)	(410,557)		(620,078)

Other comprehensive loss, net			(51,901)	(51,901)

Partners' equity (deficit), March 30, 2006	$(523,856)	$—	$3,592	$(520,264)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$18,179	$60,168	$75,402
Cash paid for
administration fees	(248,578)	(301,769)	(16,353)
management fees	(190,479)	(361,781)	(183,663)
professional fees	(75,873)	(70,779)	(66,380)
State of New Jersey filing fees	(27,171)	(24,445)	(38,634)
printing, postage and other expenses	(24,461)	(21,622)	(25,500)

Net cash used in operating activities	(548,383)	(720,228)	(255,128)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash distributions from local partnerships	55,984	44,544	44,320
Maturities/redemptions and sales of bonds	585,768	630,443	204,500

Net cash provided by investing activities	641,752	674,987	248,820

Net increase (decrease) in cash and cash equivalents	93,369	(45,241)	(6,308)

Cash and cash equivalents at beginning of year	58,001	103,242	109,550

CASH AND CASH EQUIVALENTS AT END OF YEAR	$151,370	$58,001	$103,242

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(51,901)	$(167,653)	$(34,514)

See reconciliation of net loss to net cash used in operating activities on page 24.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2006, 2005 AND 2004

	2006	2005	2004

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(620,078)	$(640,259)	$(611,662)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	162,367	247,207	215,731
Distributions from local partnerships classified as other income	(45,503)	(34,544)	(33,360)
Gain on redemptions and sales of bonds		(17,753)	(4,792)
Amortization of net premium on investments in bonds	1,423	4,832	3,669
Accretion of zero coupon bonds	(80,533)	(86,491)	(86,491)
Decrease (increase) in interest receivable	(45)	18,014	2,670
Increase in payable to general partner and affiliates	138,085	29,592	261,126
Decrease in accounts payable and accrued expenses	(104,099)	(240,826)	(2,019)

NET CASH USED IN OPERATING ACTIVITIES	$(548,383)	$(720,228)	$(255,128)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2006, 2005 AND 2004

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partnership equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the general partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the sum of the total amount of the remaining tax credits to be allocated to the Partnership and the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Partnership is not considered the primary beneficiary. The Partnership’s balance in investment in local partnerships, plus the risk of recapture of tax credits previously recognized on such investments, represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners and their guarantees against credit recapture.

Advances made to Local Partnerships are recorded as investment in local partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such advances.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.
Income Taxes

No provision for income taxes has been made because all income, losses and tax credits are allocated to the partners for inclusion in their respective tax returns. In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, "Accounting for Income Taxes," the Partnership has included in Note 7 disclosures related to differences in the book and tax bases of accounting.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after December 15, 2007. The Partnership plans to adopt SFAS 157 beginning January 1, 2008. The Partnership is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of SFAS 159 on its financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

2.	Capital Contributions

On March 12, 1990, the Partnership commenced the offering of units (the “Units”) through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted limited partners to the Partnership in four closings. At these closings, subscriptions for a total of 35,883 Units representing $35,883,000 in limited partners' capital contributions were accepted. In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,418,530, of which $75,000 was capitalized as organization costs and $4,343,530 was charged to the limited partners' equity as syndication costs. The Partnership received a capital contribution of $100 from the General Partner.

Net loss is allocated 99% to the limited partners and 1% to the General Partner in accordance with the Partnership Agreement, until such time as the limited partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the General Partner.

3.	Cash and Cash Equivalents

As of March 30, 2006, the Partnership has cash and cash equivalents of $151,370 that are deposited in an interest bearing account.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

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

As of March 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$202,419	$6,510	$—	$208,929

U.S. Treasury debt securities
After one year through five years	1,171,904	—	(2,918)	1,168,986

	$1,374,323	$6,510	$(2,918)	$1,377,915

As of March 30, 2005, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$292,251	$14,776	$(346)	$306,681

U.S. Treasury debt securities
After one year through five years	1,588,730	41,063	—	1,629,793

	$1,880,981	$55,839	$(346)	$1,936,474

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships

As of March 30, 2006, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	April Gardens Apartments II Limited Partnership;

2.	Ashland Park Apartments, L.P.;

3.	Auburn Family, L.P.;

4.	Batesville Family, L.P.;

5.	Bay Springs Elderly, L.P.;

6.	Brisas del Mar Apartments Limited Partnership;

7.	Bruce Housing Associates, L.P.;

8.	Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”);

9.	Chestnut Park Associates, L.P.*;

10.	Chowan Senior Manor Associates Limited Partnership;

11.	Christian Street Commons Associates;

12.	Country View Apartments;

13.	Desarrollos de Belen Limited Partnership;

14.	Desarrollos de Emaus Limited Partnership;

15.	Ellinwood Heights Apartments, L.P.;

16.	Fulton Street Houses Limited Partnership;

17.	Hayes Run Limited Partnership;

18.	Howard L. Miller Sallisaw Apartments II, L.P.;

19.	Hurlock Meadow Limited Partnership;

20.	Ivy Family, L.P.;

21.	Justin Associates;

22.	LaBelle Commons, Ltd.;

23.	Lawrence Road Properties, Ltd.;

24.	Loma Del Norte Limited Partnership;

25.	Long Reach Associates Limited Partnership;

26.	Mirador del Toa Limited Partnership;

27.	Moore Haven Commons, Ltd.;

28.	NP-89 Limited Dividend Housing Association Limited Partnership;

29.	Nash Hill Associates, Limited Partnership;

30.	North Calhoun City, L.P.;

31.	Orange City Plaza, Limited Partnership;

32.	Puerta del Mar Limited Partnership;

33.	Purvis Heights Properties, L.P.;

34.	Queen Lane Investors (“Queen Lane”);

35.	Somerset Manor, Ltd.;

36.	Sugar Cane Villas, Ltd.;

37.	Summerfield Apartments Limited Partnership;

38.	Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates)*;

39.	Union Valley Associates Limited Partnership;

40.	Walnut Grove Family, L.P.;

41.	Waynesboro Apartments Limited Partnership;

42.	West Calhoun City, L.P.; and

43.	Westminster Apartments Limited Partnership (“Westminster”).

*	An affiliate of the General Partner is a general partner or special limited partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The Partnership	ATCP II
Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Carrington Limited Dividend Housing Association Limited Partnership	65.95	33.05
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,264,476, all of which has been paid. As of December 31, 2005, the Local Partnerships have outstanding mortgage loans payable totaling approximately $81,216,000 and accrued interest payable on such loans totaling approximately $5,234,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,360,295, $2,726,948, and $2,462,019 for the years ended December 31, 2005, 2004 and 2003, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

Westminster Apartments Limited Partnership (“Westminster”) has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in a certain Local Partnership by $6,130 for the year ended March 30, 2006. Such loss is included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2006.

Effective February 2007, the Partnership assigned its limited partner interest in Carrington to one of Carrington’s general partners, whereby the Partnership received $149,895. Such amount will be recognized as income by the Partnership for the year ended March 30, 2007.

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are reflected on pages 32 and 33, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2005 and 2004 are as follows:

	2005	2004
ASSETS

Cash and cash equivalents	$1,309,842	$1,420,670
Rents receivable	557,433	431,307
Escrow deposits and reserves	5,633,503	5,491,520
Land	3,910,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $59,020,313 and $55,018,504)	57,047,815	60,312,727
Intangible assets (net of accumulated amortization of $584,157 and $594,230)	454,845	488,609
Other assets	1,187,479	1,131,804

	$70,101,132	$73,186,852

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,543,673	$1,520,547
Due to related parties	5,276,278	5,281,845
Mortgage loans	81,216,029	82,069,326
Accrued interest	5,234,491	4,510,931
Other liabilities	801,690	886,655

	94,072,161	94,269,304
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	28,718,103	28,769,504
Cumulative loss	(26,784,065)	(26,627,828)

	1,934,038	2,141,676

General partners and other limited partners
Capital contributions, net of distributions	(416,813)	(332,555)
Cumulative loss	(25,488,254)	(22,891,573)

	(25,905,067)	(23,224,128)

	(23,971,029)	(21,082,452)

	$70,101,132	$73,186,852

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2005, 2004 and 2003 are as follows:

	2005	2004	2003

REVENUE

Rental	$11,969,192	$11,668,579	$11,365,730
Interest and other	681,809	336,144	278,912

TOTAL REVENUE	12,651,001	12,004,723	11,644,642

EXPENSES

Administrative	2,720,218	2,898,828	2,678,068
Utilities	1,581,055	1,380,506	1,261,598
Operating and maintenance	3,031,326	3,033,442	2,543,295
Taxes and insurance	1,269,953	1,267,542	1,201,623
Financial	2,677,462	2,708,549	2,848,664
Depreciation and amortization	4,123,905	4,049,667	4,044,810

TOTAL EXPENSES	15,403,919	15,338,534	14,578,058

NET LOSS	$(2,752,918)	$(3,333,811)	$(2,933,416)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(156,237)	$(247,207)	$(215,731)
General partners and other limited partners, which includes $2,360,295, $2,726,948 and $2,462,019 of Partnership loss in excess of investment	(2,596,681)	(3,086,604)	(2,717,685)

	$(2,752,918)	$(3,333,811)	$(2,933,416)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005		Partnership's equity in loss for the year ended December 31, 2005	Adjustment to carrying value during the year ended March 30, 2006	Cash distributions received during the year ended March 30, 2006	Cash distributions classified as other income during the year ended March 30, 2006	Investment in Local Partnership balance as of March 30, 2006
April Gardens Apartments II Limited Partnership	$—	$	—(1)	$—	$(1,920)	$1,920	$—
Ashland Park Apartments, L.P.	—		—(1)	—	—	—	—
Auburn Family, L.P.	—		—(1)	—	—	—	—
Batesville Family, L.P.	—		—(1)	—	—	—	—
Bay Springs Elderly, L.P.	—		—(1)	—	—	—	—
Brisas del Mar Apartments Limited Partnership	—		—(1)	—	(2,640)	2,640	—
Bruce Housing Associates, L.P.	—		—(1)	—	—	—	—
Carrington Limited Dividend Housing Association Limited Partnership	83,073		(83,073) (2)	—	—	—	—
Chestnut Park Associates, L.P.	—		—(1)	—	—	—	—
Chowan Senior Manor Associates Limited Partnership	—		— (1)	—	(3,160)	3,160	—
Christian Street Commons Associates	—		—(1)	—	—	—	—
Country View Apartments	—		—(1)	—	(750)	750	—
Desarrollos de Belen Limited Partnership	—		—(1)	—	(2,000)	2,000	—
Desarrollos de Emaus Limited Partnership	—		—(1)	—	(3,000)	3,000	—
Ellinwood Heights Apartments, L.P.	36,742		(30,131)	(6,130) (3)	(481)	—	—
Fulton Street Houses Limited Partnership	—		—(1)	—	—	—	—
Hayes Run Limited Partnership	—		—(1)	—	(1,785)	1,785	—
Howard L. Miller Sallisaw Apartments II, L.P.	—		—(1)	—	—	—	—
Hurlock Meadow Limited Partnership	—		—(1)	—	(1,587)	1,587	—
Ivy Family, L.P.	—		—(1)	—	—	—	—
Justin Associates	—		—(1)	—	—	—	—
Lawrence Road Properties, Ltd.	—		—(1)	—	—	—	—
Labelle Commons, Ltd.	—		—(1)	—	—	—	—
Loma Del Norte Limited Partnership	—		—(1)	—	(4,000)	4,000	—
Long Reach Associates Limited Partnership	—		—(1)	—	(3,675)	3,675	—
Mirador del Toa Limited Partnership	—		—(1)	—	(960)	960	—
Moore Haven Commons, Ltd.	—		—(1)	—	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	631,860		(43,033)	—	(10,000)	—	578,827
Nash Hill Associates, Limited Partnership	—		—(1)	—	—	—	—
North Calhoun City, L.P.	—		—(1)	—	—	—	—
Orange City Plaza, Limited Partnership	—		—(1)	—	—	—	—
Puerta del Mar Limited Partnership	—		—(1)	—	(2,640)	2,640	—
Purvis Heights Properties, L.P.	—		—(1)	—	—	—	—
Queen Lane Investors	—		—(1)	—	—	—	—
Somerset Manor, Ltd.	—		—(1)	—	—	—	—
Sugar Cane Villas, Ltd.	—		—(1)	—	(8,636)	8,636	—
Summerfield Apartments Limited Partnership	—		—(1)	—	(5,000)	5,000	—
Sydney Engel Associates L.P.	—		—(1)	—	—	—	—
Union Valley Associates Limited Partnership	—		—(1)	—	—	—	—
Walnut Grove Family, L.P.	—		—(1)	—	—	—	—
Waynesboro Apartments Limited Partnership	—		—(1)	—	(3,750)	3,750	—
West Calhoun City, L.P.	—		—(1)	—	—	—	—
Westminster Apartments Limited Partnership	—		—(1)	—	—	—	—
	$751,675		$(156,237)	$(6,130)	$(55,984)	$45,503	$578,827

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3)	The Partnership has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2005 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2004		Partnership's equity in income (loss) for the year ended December 31, 2004	Adjustment to carrying value during the year ended March 30, 2005	Cash distributions received during the year ended March 30, 2005	Cash distributions classified as other income during the year ended March 30, 2005	Investment in Local Partnership balance as of March 30, 2005
April Gardens Apartments II Limited Partnership	$—	$	—(1)	$—	$(960)	$960	$—
Ashland Park Apartments, L.P.	—		—(1)	—	(720)	720	—
Auburn Family, L.P.	—		—(1)	—	—	—	—
Batesville Family, L.P.	—		—(1)	—	—	—	—
Bay Springs Elderly, L.P.	—		—(1)	—	—	—	—
Brisas del Mar Apartments Limited Partnership	—		—(1)	—	(1,320)	1,320	—
Bruce Housing Associates, L.P.	—		—(1)	—	—	—	—
Carrington Limited Dividend Housing Association Limited Partnership	207,689		(124,616)	—	—	—	83,073
Chestnut Park Associates, L.P.	—		—(1)	—	—	—	—
Chowan Senior Manor Associates Limited Partnership	—		— (1)	—	—	—	—
Christian Street Commons Associates	—		—(1)	—	—	—	—
Country View Apartments	—		—(1)	—	—	—	—
Desarrollos de Belen Limited Partnership	—		—(1)	—	(2,000)	2,000	—
Desarrollos de Emaus Limited Partnership	—		—(1)	—	(3,000)	3,000	—
Ellinwood Heights Apartments, L.P.	35,518		1,224	—	—	—	36,742
Fulton Street Houses Limited Partnership	—		—(1)	—	—	—	—
Hayes Run Limited Partnership	—		—(1)	—	(1,785)	1,785	—
Howard L. Miller Sallisaw Apartments II, L.P.	—		—(1)	—	—	—	—
Hurlock Meadow Limited Partnership	—		—(1)	—	(3,176)	3,176	—
Ivy Family, L.P.	—		—(1)	—	—	—	—
Justin Associates	—		—(1)	—	—	—	—
Lawrence Road Properties, Ltd.	—		—(1)	—	—	—	—
Labelle Commons, Ltd.	—		—(1)	—	—	—	—
Loma Del Norte Limited Partnership	—		—(1)	—	(2,000)	2,000	—
Long Reach Associates Limited Partnership	—		—(1)	—	—	—	—
Mirador del Toa Limited Partnership	—		—(1)	—	(572)	572	—
Moore Haven Commons, Ltd.	—		—(1)	—	(2,320)	2,320	—
NP-89 Limited Dividend Housing Association Limited Partnership	765,675		(123,815)	—	(10,000)	—	631,860
Nash Hill Associates, Limited Partnership	—		—(1)	—	(1,819)	1,819	—
North Calhoun City, L.P.	—		—(1)	—	—	—	—
Orange City Plaza, Limited Partnership	—		—(1)	—	(1,580)	1,580	—
Puerta del Mar Limited Partnership	—		—(1)	—	(1,320)	1,320	—
Purvis Heights Properties, L.P.	—		—(1)	—	(889)	889	—
Queen Lane Investors	—		—(1)	—	—	—	—
Somerset Manor, Ltd.	—		—(1)	—	—	—	—
Sugar Cane Villas, Ltd.	—		—(1)	—	(11,083)	11,083	—
Summerfield Apartments Limited Partnership	—		—(1)	—	—	—	—
Sydney Engel Associates L.P.	—		—(1)	—	—	—	—
Union Valley Associates Limited Partnership	—		—(1)	—	—	—	—
Walnut Grove Family, L.P.	—		—(1)	—	—	—	—
Waynesboro Apartments Limited Partnership	—		—(1)	—	—	—	—
West Calhoun City, L.P.	—		—(1)	—	—	—	—
Westminster Apartments Limited Partnership	—		—(1)	—	—	—	—
	$1,008,882		$(247,207)	$—	$(44,544)	$34,544	$751,675

(1) Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partner ships (continued)

Property information for each Local Partnership as of December 31, 2005 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,958,867	$39,984	$2,509,656	$(1,510,956)
Ashland Park Apartments, L.P.	1,017,021	50,160	1,258,565	(685,600)
Auburn Family, L.P.	452,267	20,000	588,988	(278,942)
Batesville Family, L.P.	1,414,432	52,000	1,849,449	(846,743)
Bay Springs Elderly, L.P.	663,582	38,000	880,135	(408,762)
Brisas del Mar Apartments Limited Partnership	2,598,116	100,280	3,397,603	(2,024,156)
Bruce Housing Associates, L.P.	1,083,041	16,000	1,501,937	(811,723)
Carrington Limited Dividend Housing Association Limited Partnership	3,178,196	200,000	6,612,228	(3,744,697)
Chestnut Park Associates, L.P.	4,677,658	781,700	8,654,778	(4,634,267)
Chowan Senior Manor Associates Limited Partnership	1,220,453	86,101	1,530,162	(857,071)
Christian Street Commons Associates	559,787	—	7,545	(1,907)
Country View Apartments	919,026	35,698	1,273,646	(450,710)
Desarrollos de Belen Limited Partnership	1,843,443	96,190	2,519,166	(1,124,187)
Desarrollos de Emaus Limited Partnership	3,133,501	214,000	4,046,102	(1,724,295)
Ellinwood Heights Apartments, L.P.	674,705	10,000	989,302	(351,395)
Fulton Street Houses Limited Partnership	3,869,930	2	5,964,514	(3,008,642)
Hayes Run Limited Partnership	1,398,569	85,060	1,647,734	(602,230)
Howard L. Miller Sallisaw Apartments II, L.P.	604,552	39,000	734,163	(274,457)
Hurlock Meadow Limited Partnership	1,244,361	49,525	1,616,742	(854,529)
Ivy Family, L.P.	758,570	11,000	1,103,816	(604,642)
Justin Associates	2,170,491	27,472	4,369,992	(2,229,451)
LaBelle Commons, Ltd.	992,984	98,947	1,263,737	(587,992)
Lawrence Road Properties, Ltd.	744,352	50,000	973,606	(434,723)
Loma Del Norte Limited Partnership	1,411,220	84,874	1,917,493	(722,027)
Long Reach Associates Limited Partnership	1,451,360	118,446	1,922,789	(767,339)
Mirador del Toa Limited Partnership	1,841,657	105,000	2,357,697	(1,417,533)
Moore Haven Commons, Ltd.	910,164	73,645	1,197,000	(665,392)
NP-89 Limited Dividend Housing Association Limited Partnership	3,456,300	150,000	7,737,233	(4,043,278)
Nash Hill Associates, Limited Partnership	1,440,685	123,876	1,762,654	(679,722)
North Calhoun City, L.P.	465,815	12,000	668,703	(313,626)
Orange City Plaza, Limited Partnership	402,140	53,904	1,051,852	(453,921)
Puerta del Mar Limited Partnership	2,472,254	115,000	3,145,351	(1,858,712)
Purvis Heights Properties, L.P.	1,127,010	47,000	1,566,011	(654,922)
Queen Lane Investors	1,513,915	60,301	2,837,184	(1,515,094)
Somerset Manor, Ltd.	881,188	53,383	1,123,979	(614,199)
Sugar Cane Villas, Ltd.	3,246,477	58,500	4,093,772	(2,256,232)
Summerfield Apartments Limited Partnership	1,572,707	195,411	2,733,958	(974,109)
Sydney Engel Associates L.P.	15,816,870	284,305	19,708,396	(10,698,532)
Union Valley Associates Limited Partnership	1,420,359	97,800	1,758,877	(670,680)
Walnut Grove Family, L.P.	832,673	30,000	1,069,358	(525,517)
Waynesboro Apartments Limited Partnership	1,453,591	76,000	1,794,917	(706,391)
West Calhoun City, L.P.	713,767	18,000	1,100,764	(511,224)
Westminster Apartments Limited Partnership	1,607,973	51,651	1,226,574	(919,786)
	$81,216,029	$3,910,215	$116,068,128	$(59,020,313)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2004 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,966,069	$39,984	$2,507,318	$(1,405,156)
Ashland Park Apartments, L.P.	1,021,302	50,160	1,250,352	(638,438)
Auburn Family, L.P.	456,347	20,000	588,988	(265,782)
Batesville Family, L.P.	1,419,819	52,000	1,843,095	(799,675)
Bay Springs Elderly, L.P.	666,111	38,000	852,608	(390,757)
Brisas del Mar Apartments Limited Partnership	2,609,564	100,280	3,396,314	(1,886,606)
Bruce Housing Associates, L.P.	1,087,973	16,000	1,482,575	(766,007)
Carrington Limited Dividend Housing Association Limited Partnership	3,227,672	200,000	6,595,168	(3,493,697)
Chestnut Park Associates, L.P.	4,772,026	781,700	8,654,778	(4,320,239)
Chowan Senior Manor Associates Limited Partnership	1,228,746	86,101	1,530,162	(798,037)
Christian Street Commons Associates	571,021	—	7,545	(1,633)
Country View Apartments	922,768	35,698	1,273,646	(415,604)
Desarrollos de Belen Limited Partnership	1,850,743	96,190	2,519,166	(1,039,189)
Desarrollos de Emaus Limited Partnership	3,144,915	214,000	4,046,102	(1,588,654)
Ellinwood Heights Apartments, L.P.	677,438	10,000	970,915	(317,263)
Fulton Street Houses Limited Partnership	3,869,930	2	5,964,514	(2,780,365)
Hayes Run Limited Partnership	1,404,148	85,060	1,632,566	(543,889)
Howard L. Miller Sallisaw Apartments II, L.P.	606,846	39,000	728,404	(259,038)
Hurlock Meadow Limited Partnership	1,249,691	49,525	1,605,842	(791,411)
Ivy Family, L.P.	765,777	11,000	1,082,310	(570,128)
Justin Associates	2,222,874	27,472	4,369,992	(2,070,109)
LaBelle Commons, Ltd.	997,116	98,947	1,184,937	(544,969)
Lawrence Road Properties, Ltd.	747,337	50,000	962,687	(409,117)
Loma Del Norte Limited Partnership	1,416,640	84,874	1,886,307	(669,674)
Long Reach Associates Limited Partnership	1,457,002	118,446	1,912,539	(717,968)
Mirador del Toa Limited Partnership	1,850,088	105,000	2,346,694	(1,322,198)
Moore Haven Commons, Ltd.	913,852	73,645	1,197,000	(623,407)
NP-89 Limited Dividend Housing Association Limited Partnership	3,617,394	150,000	7,651,003	(3,735,280)
Nash Hill Associates, Limited Partnership	1,446,521	123,876	1,747,132	(629,964)
North Calhoun City, L.P.	470,584	12,000	667,464	(298,897)
Orange City Plaza, Limited Partnership	409,846	53,904	1,051,852	(429,740)
Puerta del Mar Limited Partnership	2,483,146	115,000	3,227,357	(1,810,328)
Purvis Heights Properties, L.P.	1,131,600	47,000	1,538,559	(618,784)
Queen Lane Investors	1,524,745	60,301	2,811,636	(1,403,877)
Somerset Manor, Ltd.	884,599	53,383	1,118,389	(574,144)
Sugar Cane Villas, Ltd.	3,259,238	58,500	4,091,671	(2,110,249)
Summerfield Apartments Limited Partnership	1,610,169	195,411	2,723,225	(906,061)
Sydney Engel Associates L.P.	16,052,928	284,305	19,443,725	(9,957,055)
Union Valley Associates Limited Partnership	1,425,898	97,800	1,758,877	(627,226)
Walnut Grove Family, L.P.	835,644	30,000	1,065,150	(497,980)
Waynesboro Apartments Limited Partnership	1,460,104	76,000	1,794,917	(660,565)
West Calhoun City, L.P.	725,123	18,000	1,071,865	(484,784)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,175,886	(844,560)
	$82,069,326	$3,910,215	$115,331,231	$(55,018,504)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2005 is as follows:

	Balance as of December 31, 2004	Net change during the year ended December 31, 2005	Balance as of December 31, 2005

Land	$3,910,215	$—	$3,910,215
Buildings and improvements	115,331,231	736,897	116,068,128
	119,241,446	736,897	119,978,343
Accumulated depreciation	(55,018,504)	(4,001,809)	(59,020,313)
	$64,222,942	$(3,264,912)	$60,958,030

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2006, 2005 and 2004 the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2006		2005		2004
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$190,479	$230,571	$361,781	$230,571	$183,663	$230,571

Administration fees (see Note 8)	132,578	230,571	69,769	230,571	16,353	230,571

For the years ended December 31, 2005, 2004 and 2003, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2005		2004		2003
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$39,220	$40,010	$35,211	$40,010	$43,159	$38,873

Insurance premiums and other services	—	—	—	17,040	37,269	35,870

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2006, 2005 and 2004 to the tax return net loss for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2006	2005	2004
Financial statement net loss for the years ended March 30, 2006, 2005, and 2004	$(620,078)	$(640,259)	$(611,662)

Add (less) net transactions occurring between
January 1, 2003 and March 30, 2003	—	—	(59,193)
January 1, 2004 and March 30, 2004	—	(95,397)	95,397
January 1, 2005 and March 30, 2005	(90,683)	90,683	—
January 1, 2006 and March 30, 2006	124,512	—	—

Adjusted financial statement net loss for the years ended December 31, 2005, 2004 and 2003	(586,249)	(644,973)	(575,458)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	139,790	139,961	146,259

Differences arising from equity in loss of investment in local partnerships	(2,621,397)	(3,438,649)	(2,720,797)

Other income from local partnerships	(39,332)	(41,205)	(33,286)

Other differences	(144)	127	(5,904)

Tax return net loss for the years ended December 31, 2005, 2004 and 2003	$(3,107,332)	$(3,894,739)	$(3,189,186)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2005 and 2004 are as follows:

	2005	2004

Investment in local partnerships - financial reporting	$578,827	$751,675
Investment in local partnerships - tax	(18,434,718)	(15,601,141)

	$19,013,545	$16,352,816

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2006, 2005 AND 2004

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) and an annual additional management fee (“Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $161,400 for each of the three years ended March 30, 2006. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $69,171 for each of the three years ended March 30, 2006. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying financial statements. Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,165,459 and $1,125,367 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2006 and 2005, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (“Administration Fee”) and an annual additional administration fee (“Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to .14% of Invested Assets. The Partnership incurred an Administration Fee of $161,400 for each of the three years ended March 30, 2006. The annual Additional Administration Fee is subject to certain provisions of the Partnership Agreement and is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $69,171 for each of the three years ended March 30, 2006. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying financial statements. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $440,673 and $556,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2006 and 2005, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $946,534 and $848,541 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2006 and 2005, respectively.

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
MARCH 30, 2006, 2005 AND 2004

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

The estimated fair value of the Partnership's financial instruments as of March 30, 2006 and 2005 are disclosed elsewhere in the financial statements.

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2006

Total revenue	$40,796	$46,049	$25,465	$30,527

Total expenses	(141,937)	(155,920)	(147,652)	(155,039)

Equity in income (loss) of
investment in local partnerships	(48,566)	(64,488)	(60,678)	11,365

Net loss	(149,707)	(174,359)	(182,865)	(113,147)

Net income (loss) per unit of
limited partnership interest	(4.13)	(4.81)	(5.05)	2.55

2005

Total revenue	$41,486	$50,841	$37,166	$46,617

Total expenses	(142,864)	(146,959)	(142,039)	(137,300)

Equity in loss of investment
in local partnerships	(55,008)	(150,147)	(34,410)	(7,642)

Net loss	(156,386)	(246,265)	(139,283)	(98,325)

Net loss per unit of
limited partnership interest	(4.31)	(6.80)	(3.84)	(2.71)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and director of Richman Housing are:

Served in present
Name	capacity since[1]	Position held

Richard Paul Richman	September 21, 1989	Director
David A. Salzman	February 1, 2001	President
Neal Ludeke	September 21, 1989	Vice President and Treasurer
Gina K. Dodge	September 21, 1989	Secretary

1Director holds office until his successor is elected and qualified. All officers serve at the pleasure of the Director.

Richard Paul Richman, age 60, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 47, is the President of Richman Housing and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman group since October 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

Neal Ludeke, age 49, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 51, is the Secretary of Richman Housing. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

Item 10. Directors and Executive Officers of the Registrant (continued)

Registrant is not aware of any family relationship between its director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, the sole Director of Richman Housing, Mr. Ludeke and Charles Krafnick, Assistant Treasurer of Richman Housing, act as the audit committee of Registrant. Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

The Board of Director of Richman Housing has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any compensation and did not pay any such compensation during the year ended March 30, 2006. During the year ended March 30, 2006, Richman Housing did not pay any compensation to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.8% of all such Units. As of May 31, 2007, no person or entity, other than JJJ Fund, LLC and an affiliate, was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly owned by Richard Paul Richman.

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

Transactions with General Partner and Affiliates

The net tax loss generated by Registrant during the year ended December 31, 2005 allocated to the General Partner was $31,073. The net tax loss generated by the General Partner during the year ended December 31, 2005 (from the allocation of Registrant discussed above) and allocated to Richman Housing was $25,115.

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2006.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2006 and 2005:

	2006	2005

Audit Fees	$47,182	$44,459
Audit-Related Fees	—	—
Tax Fees	$10,893	$10,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2006 and 2005.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2006 and 2005 principal accountant fees and services.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1) Financial Statements

See Item 8 - "Financial Statements and Supplementary Data."

(2) Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(3) Exhibits

Incorporated by
	Exhibit	Reference to
10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to
10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report dated March 30, 1999 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 20 through 31, 44 through 71 and 78 through 80 of Prospectus filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 28.0 to Form 10-K Report dated March 30, 1990 (File No. 33-31390)

99.2	Pages 14 through 19 of Prospectus filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 28.1 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.3	Supplement No. 1 dated June 6, 1990 to Prospectus	Exhibit 28.2 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.4	Supplement No. 2 dated November 21, 1990 to Prospectus	Exhibit 28.3 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.5	Supplement No. 3 dated December 20, 1990 to Prospectus	Exhibit 28.4 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.6	Supplement No. 4 dated October 30, 1991 to Prospectus	Exhibit 28.5 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

99.7	Supplement No. 5 dated December 26, 1991 to Prospectus	Exhibit 28.6 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

99.8	Supplement No. 6 dated January 15, 1992 to Prospectus	Exhibit 28.7 to Form 10-K Report dated March 30, 1990 (File No. 33-31390)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

99.10	Independent Auditor’s Report of Ellinwood Heights Apartments L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

99.11	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

*99.12	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005

*99.13	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES III L.P. (a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P., General Partner

By: Richman Housing Credits Inc., general partner

Dated: March 14, 2008	/s/ David Salzman
David Salzman Chief Executive Officer

Dated: March 14, 2008	/s/ Neal Ludeke
Neal Ludeke Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the general	March 14, 2008
(David Salzman)	partner of the General Partner

/s/ Neal Ludeke	Chief Financial Officer of the general	March 14, 2008
(Neal Ludeke)	partner of the General Partner

/s/ Richard Paul Richman	Director of the general partner of the	March 14, 2008
(Richard Paul Richman)	General Partner