Form 10-Q
period 2006-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-03-14
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2006

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

Yes ☐ No ☒

As of February 2008, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)
		June 29,	March 30,
	Notes	2006	2006
ASSETS

Cash and cash equivalents		$43,037	$151,370
Investments in bonds	2	1,382,997	1,377,915
Investment in local partnerships	3	577,023	578,827
Prepaid expenses		7,170
Interest receivable		5,630	1,644

		$2,015,857	$2,109,756

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$518,385	$518,027
Payable to general partner and affiliates		2,198,363	2,111,993

		2,716,748	2,630,020

Commitment and contingencies	3.4

Partners’ equity (deficit)

General partner		(691,278)	(523,856)
Limited partners (35,883 units of limited partnership interest outstanding)		-	-
Accumulated other comprehensive income (loss), net	2	(9,613)	3,592

		(700,891)	(520,264)

		$2,015,857	$2,109,756

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	Notes	2006	2005
REVENUE

Interest		$23,004	$25,803
Other income from local partnerships		16,250	14,993

TOTAL REVENUE		39,254	40,796

EXPENSES

Administration fees		57,643	57,643
Management fees		57,643	57,643
Professional fees		21,203	15,641
State of New Jersey filing fee		7,170	5,297
Printing, postage and other		9,263	5,713

TOTAL EXPENSES		152,922	141,937

		(113,668)	(101,141)

Equity in loss of investment in local partnerships	3	(53,754)	(48,566)

NET LOSS		(167,422)	(149,707)

Other comprehensive income (loss), net	2	(13,205)	10,276

COMPREHENSIVE LOSS		$(180,627)	$(139,431)

NET LOSS ATTRIBUTABLE TO

General partner		$(167,422)	$(1,497)
Limited partners		-	(148,210)

		$(167,422)	$(149,707)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$-	$(4.13)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$731	$327
Cash paid for
administration fees	(3,916)	(4,096)
management fees	(25,000)
professional fees	(6,479)	(1,618)
State of New Jersey filing fee	(30,000)	(19,088)
printing, postage and other expenses	(7,969)	(5,713)

Net cash used in operating activities	(72,633)	(30,188)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(51,950)
Cash distributions from local partnerships	16,250	24,993

Net cash provided by (used in) investing activities	(35,700)	24,993

Net decrease in cash and cash equivalents	(108,333)	(5,195)

Cash and cash equivalents at beginning of period	151,370	58,001

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$43,037	$52,806

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(13,205)	$10,276

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (continued)
THREE MONTHS ENDED JUNE 29, 2006 AND 2005
(UNAUDITED)

	2006	2005

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(167,422)	$(149,707)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	53,754	48,566
Distributions from local partnerships classified as other income	(16,250)	(14,993)
Amortization of net premium on investments in bonds	308	356
Accretion of zero coupon bonds	(18,595)	(21,801)
Increase in prepaid expenses	(7,170)	(5,297)
Increase in interest receivable	(3,986)	(4,031)
Increase in payable to general partner and affiliates	86,370	111,190
Increase in accounts payable and accrued expenses	358	5,529

NET CASH USED IN OPERATING ACTIVITIES	$(72,633)	$(30,188)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2006
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2006 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of June 29, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

Corporate debt securities
After one year through five years	$202,110	$4,844	$—	$206,954

U.S. Treasury debt securities
After one year through five years	1,190,500	—	(14,457)	1,176,043

	$1,392,610	$4,844	$(14,457)	$1,382,997

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,316,426, which includes advances made to certain Local Partnerships. As of March 31, 2006, the Local Partnerships have outstanding mortgage loans payable totaling approximately $81,027,000 and accrued interest payable on such loans totaling approximately $5,308,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the three months ended June 29, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$578,827

Advances to Local Partnerships	51,950

Equity in loss of investment in local partnerships	(53,754	)*

Cash distributions received from Local Partnerships	(16,250)
Cash distributions from Local Partnerships classified as other income	16,250

Investment in local partnerships as of June 29, 2006	$577,023

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $755,857 for the three months ended March 31, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

Westminster Apartments Limited Partnership (“Westminster”) has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of December, 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

The Partnership made advances of $51,950 to Orange City Plaza Limited Partnership (“Orange City”) during the three months ended June 29, 2006 to fund operating deficits. Cumulative advances as of June 29, 2006 are $51,950. The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

Effective February 2007, the Partnership assigned its limited partner interest in Carrington to one of Carrington’s general partners, whereby the Partnership received $149,895. Such amount will be recognized as income by the Partnership in the period of the assignment.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are reflected on pages 10 and 11, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,220,813	$1,309,842
Rents receivable	576,042	557,433
Escrow deposits and reserves	5,957,942	5,633,503
Land	3,910,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $60,046,214 and $59,020,313)	56,102,300	57,047,815
Intangible assets (net of accumulated amortization of $583,257 and $584,157)	440,514	454,845
Other assets	1,258,397	1,187,479

	$69,466,223	$70,101,132

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,925,600	$1,907,645
Due to related parties	5,248,296	5,206,940
Mortgage loans	81,026,735	81,216,029
Accrued interest	5,307,602	4,870,519
Other liabilities	804,212	871,028

	94,312,445	94,072,161
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	28,711,931	28,718,103
Cumulative loss	(26,837,819)	(26,784,065)

	1,874,112	1,934,038

General partners and other limited partners
Capital contributions, net of distributions	(420,397)	(416,813)
Cumulative loss	(26,299,937)	(25,488,254)

	(26,720,334)	(25,905,067)

	(24,846,222)	(23,971,029)

	$69,466,223	$70,101,132

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2006
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2006 and 2005 are as follows:

	2006	2005
REVENUE

Rental	$3,050,578	$2,998,410
Interest and other	167,950	98,914

TOTAL REVENUE	3,218,528	3,097,324

EXPENSES

Administrative	706,454	709,912
Utilities	564,359	409,956
Operating and maintenance	818,763	735,144
Taxes and insurance	315,767	322,292
Financial	644,496	676,963
Depreciation and amortization	1,034,126	987,651

TOTAL EXPENSES	4,083,965	3,841,918

NET LOSS	$(865,437)	$(744,594)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(53,754)	$(48,566)
General partners and other limited partners, which includes $755,857 and $659,722 of Partnership loss in excess of investment	(811,683)	(696,028)

	$(865,437)	$(744,594)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

4.	Additional Information

Additional information, including the audited March 30, 2006 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2006 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2006, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2006. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2006, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $103,000 during three months ended June 29, 2006 (which includes a net unrealized loss on investments in bonds of approximately $13,000 and accretion of zero coupon bonds of approximately $19,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2006, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the three months ended March 31, 2006 of approximately $54,000, partially offset by advances made to a Local Partnership of approximately $52,000 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2006.

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

Registrant’s operations for the three months ended June 29, 2006 and 2005 have not varied significantly, as reflected by the net losses of $167,422 and $149,707 respectively. Other comprehensive income (loss) for the three months ended June 29, 2006 and 2005 resulted from a net unrealized gain (loss) on investments in bonds of $(13,205) and $10,276, respectively.

The Local Partnerships’ net loss of approximately $865,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $3,219,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,050,000 and approximately $1,034,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $745,000 for the three months ended March 31, 2005 was attributable to rental and other revenue of approximately $3,097,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,854,000 and approximately $988,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $19,000 for three months ended March 31, 2006, which includes property management fees of approximately $4,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. Westminster reported an operating deficit of approximately $27,000 for the three months ended March 31, 2006, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period in connection with Westminster has expired.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $323,000 as of March 31, 2006 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $16,000 for the three months ended March 31, 2006. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $23,000 for the three months ended March 31, 2006, which includes property management fees of approximately $1,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant made advances to Orange City of $51,950 during the three months ended June 29, 2006 to fund operating deficits. Cumulative advances as of June 29, 2006 are $51,950. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Orange City has expired.

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

Effective February 2007, Registrant assigned its limited partner interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s general partners, whereby Registrant received $149,895. Such amount will be recognized as income by Registrant in the period of the assignment. The Compliance Period for Carrington has expired.

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

Item 4. Controls and Procedures

As of June 29, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.  Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None; see Item 2 of Part I regarding the mortgage default of certain Local Partnerships.

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

AMERICAN TAX CREDIT PROPERTIES III L.P. (a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P., General Partner

	By:	Richman Housing Credits Inc., general partner

Dated: March 14, 2008		/s/ David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: March 14, 2008		/s/ Neal Ludeke
	By:	Neal Ludeke
Chief Financial Officer

Dated: March 14, 2008		/s/ Richard Paul Richman
	By:	Richard Paul Richman
Director