Form 10-Q
period 2006-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-03-14
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

		December 30,	March 30,
	Notes	2006	2006
ASSETS

Cash and cash equivalents		$54,000	$151,370
Investments in bonds	2	1,209,980	1,377,915
Investment in local partnerships	3	528,378	578,827
Interest receivable			1,644

		$1,792,358	$2,109,756

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$506,252	$518,027
Payable to general partner and affiliates		2,286,842	2,111,993

		2,793,094	2,630,020

Commitments and contingencies	3,4

Partners’ equity (deficit)

General partner		(996,955)	(523,856)
Limited partners (35,883 units of limited partnership interest outstanding)		-	-
Accumulated other comprehensive income (loss), net	2	(3,781)	3,592

		(1,000,736)	(520,264)

		$1,792,358	$2,109,756

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	Notes	2006	2006	2005	2005
REVENUE

Interest		$9,574	$57,132	$22,932	$74,567
Other income from local partnerships	3	1,837	23,087	2,533	37,743

TOTAL REVENUE		11,411	80,219	25,465	112,310

EXPENSES

Administration fees		57,643	172,929	57,643	172,929
Management fees		57,643	172,929	57,643	172,929
Professional fees		20,306	57,298	16,286	55,395
State of New Jersey filing fee		7,650	16,113	6,511	24,388
Printing, postage and other		3,249	13,458	9,569	19,868

TOTAL EXPENSES		146,491	432,727	147,652	445,509

		(135,080)	(352,508)	(122,187)	(333,199)

Equity in loss of investment in local partnerships	3	(60,585)	(120,591)	(60,678)	(173,732)

NET LOSS		(195,665)	(473,099)	(182,865)	(506,931)

Other comprehensive income (loss), net	2	4,176	(7,373)	(12,981)	(33,359)

COMPREHENSIVE LOSS		$(191,489)	$(480,472)	$(195,846)	$(540,290)

NET LOSS ATTRIBUTABLE TO

General partner		$(195,665)	$(473,099)	$(1,828)	$(5,069)
Limited partners		-	-	(181,037)	(501,862)

		$(195,665)	$(473,099)	$(182,865)	$(506,931)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$-	$-	$(5.05)	$(13.99)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$13,349	$9,418
Cash paid for
administration fees	(11,674)	(12,592)
management fees	(159,335)	(165,480)
professional fees	(55,186)	(66,968)
State of New Jersey filing fee	(30,000)	(26,371)
printing, postage and other expenses	(13,458)	(17,868)

Net cash used in operating activities	(256,304)	(279,861)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds	205,989	235,415
Advances to local partnerships	(80,142)
Cash distributions from local partnerships	33,087	48,224

Net cash provided by investing activities	158,934	283,639

Net increase (decrease) in cash and cash equivalents	(97,370)	3,778

Cash and cash equivalents at beginning of period	151,370	58,001

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,000	$61,779

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(7,373)	$(33,359)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2006 AND 2005
(UNAUDITED)

	2006	2005

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(473,099)	$(506,931)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	120,591	173,732
Distributions from local partnerships classified as other income	(23,087)	(37,743)
Amortization of net premium on investments in bonds	927	1,068
Gain on redemptions and sales of bonds	(4,447)
Accretion of zero coupon bonds	(41,907)	(62,141)
Decrease (increase) in interest receivable	1,644	(4,076)
Decrease in accounts payable and accrued expenses	(11,775)	(11,556)
Increase in payable to general partner and affiliates	174,849	167,786

NET CASH USED IN OPERATING ACTIVITIES	$(256,304)	$(279,861)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2006
(UNAUDITED)

1.     Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2006 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2006 are not necessarily indicative of the results that may be expected for the entire year.

2.    Investments in Bonds

As of December 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
After one year through five years	$1,213,761	$—	$(3,781)	$1,209,980

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.    Investment in Local Partnerships

The Partnership owns limited partnership interests in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,344,619, which includes advances made to certain Local Partnerships. As of September 30, 2006, the Local Partnerships have outstanding mortgage loans payable totaling approximately $80,718,000 and accrued interest payable on such loans totaling approximately $5,421,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the nine months ended December 30, 2006, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2006	$578,827

Advances to Local Partnerships	80,142

Equity in loss of investment in local partnerships	(120,591	)*

Cash distributions received from Local Partnerships	(33,087)

Cash distributions from Local Partnerships classified as other income	23,087

Investment in local partnerships as of December 30, 2006	$528,378

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,864,125 for the nine months ended September 30, 2006 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

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

The Partnership made advances of $80,142 to Orange City Plaza Limited Partnership (“Orange City”) during the nine months ended December 30, 2006 to fund operating deficits. Cumulative advances as of December 30, 2006 are $80,142. The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.    Investment in Local Partnerships (continued)

Effective February 2007, the Partnership assigned its limited partner interest in Carrington to one of Carrington’s general partners, whereby the Partnership received $149,895. Such amount will be recognized as income by the Partnership in the period of the assignment.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2006 and December 31, 2005 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2006 and 2005 are reflected on pages 10 and 11, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.    Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2006 and December 31, 2005 are as follows:

	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$1,259,258	$1,309,842
Rents receivable	612,488	557,433
Escrow deposits and reserves	5,966,242	5,633,503
Land	3,910,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $62,097,028 and $59,020,313)	54,344,402	57,047,815
Intangible assets (net of accumulated amortization of $614,675 and $584,157)	423,932	454,845
Other assets	1,529,275	1,187,479

	$68,045,812	$70,101,132

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,938,023	$1,907,645
Due to related parties	5,273,784	5,206,940
Mortgage loans	80,717,814	81,216,029
Accrued interest	5,421,052	4,870,519
Other liabilities	818,252	871,028

	94,168,925	94,072,161
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	28,760,823	28,718,103
Cumulative loss	(26,904,656)	(26,784,065)

	1,856,167	1,934,038

General partners and other limited partners
Capital contributions, net of distributions	(424,022)	(416,813)
Cumulative loss	(27,555,258)	(25,488,254)

	(27,979,280)	(25,905,067)

	(26,123,113)	(23,971,029)

	$68,045,812	$70,101,132

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2006
(UNAUDITED)

3.    Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2006 and 2005 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006	2005	2005

REVENUE

Rental	$3,104,584	$9,258,011	$3,051,684	$9,033,235
Interest and other	181,382	389,962	76,758	241,170

TOTAL REVENUE	3,285,966	9,647,973	3,128,442	9,274,405

EXPENSES

Administrative	714,833	2,105,584	597,867	1,967,789
Utilities	290,554	1,270,385	269,905	1,021,256
Operating and maintenance	929,156	2,460,649	979,257	2,612,519
Taxes and insurance	366,422	988,303	318,465	944,845
Financial	641,141	1,915,569	558,880	1,890,818
Depreciation and amortization	1,031,585	3,095,078	1,014,263	3,043,577

TOTAL EXPENSES	3,973,691	11,835,568	3,738,637	11,480,804

NET LOSS	$(687,725)	$(2,187,595)	$(610,195)	$(2,206,399)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(60,585)	$(120,591)	$(60,678)	$(173,732)
General partners and other limited partners, which includes $549,769, $1,864,125, $507,793 and $1,871,407 of Partnership loss in excess of investment	(627,140)	(2,067,004)	(549,517)	(2,032,667)

	$(687,725)	$(2,187,595)	$(610,195)	$(2,206,399)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for an entire operating period.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2006, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2006. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the nine months ended December 30, 2006, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $265,000 during the nine months ended December 30, 2006 (which includes a net unrealized loss on investments in bonds of approximately $7,000, accretion of zero coupon bonds of approximately $42,000 and amortization of net premium of investments in bonds of approximately $1,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2006, the investment in local partnerships decreased as a result of equity in the Local Partnerships’ net loss for the nine months ended September 30, 2006 of $120,591 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $23,087 classified as other income), partially offset by advances made to a Local Partnership of $80,142 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2006.

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

Registrant’s operations for the three months ended December 30, 2006 and 2005 have not varied significantly, as reflected by the net losses of $195,665 and $182,865, respectively. Other comprehensive income (loss) for the three months ended December 30, 2006 and 2005 resulted from a net unrealized gain (loss) on investments in bonds of $4,176 and $(12,981), respectively.

The Local Partnerships’ net loss of approximately $688,000 for the three months ended September 30, 2006 was attributable to rental and other revenue of approximately $3,286,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,942,000 and approximately $1,032,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $610,000 for the three months ended September 30, 2005 was attributable to rental and other revenue of approximately $3,128,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,724,000 and approximately $1,014,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the nine months ended December 30, 2006 and 2005 have not varied significantly, as reflected by the net losses of $473,099 and $506,931, respectively. Other comprehensive loss for the nine months ended December 30, 2006 and 2005 resulted from a net unrealized loss on investments in bonds of $7,373 and $33,359, respectively.

The Local Partnerships’ net loss of approximately $2,188,000 for the nine months ended September 30, 2006 was attributable to rental and other revenue of approximately $9,648,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,741,000 and approximately $3,095,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $2,206,000 for the nine months ended September 30, 2005 was attributable to rental and other revenue of approximately $9,274,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,436,000 and approximately $3,044,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. Westminster reported an operating deficit of approximately $71,000 for the nine months ended September 30, 2006, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Westminster has expired.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $320,000 as of September 30, 2006 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $48,000 for the nine months ended September 30, 2006. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $52,000 for the nine months ended September 30, 2006, which includes property management fees of approximately $3,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant made advances to Orange City of $80,142 during the nine months ended December 30, 2006 to fund operating deficits. Cumulative advances as of December 30, 2006 are $80,142. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Orange City has expired.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $34,000 for the nine months ended September 30, 2006, which includes property management fees of approximately $12,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

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

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Registrant has invested a significant portion of its working capital reserves in U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds have various maturity dates through 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4. Controls and Procedures

As of December 30, 2006, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 30, 2006, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended December 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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