Form 10-K
period 2007-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-03-14
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2007

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

Item 1A.  Risk Factors (continued)

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

Item 1A.  Risk Factors (continued)

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

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2006	Subsidy (see footnotes)
April Gardens Apartments II Limited Partnership April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$1,950,267	(1b&d	)
Ashland Park Apartments, L.P. Ashland Park Apartments Ashland, Nebraska	24	235,732		1,012,345	(1b&d	)
Auburn Family, L.P. Auburn Apartments Louisville, Mississippi	16	95,412		448,594	(1b&d	)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	239,716	(2)	1,408,946	(1b	)
Bay Springs Elderly, L.P. Bay Springs Manor Bay Springs, Mississippi	24	208,820		660,822	(1b&d	)
Brisas del Mar Apartments Limited Partnership Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		2,585,595	(1b&d	)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	1,077,661	(1b&d	)
Carrington Limited Dividend Housing Association Limited Partnership (4) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	3,123,538	(1c	)
Chestnut Park Associates, L.P. Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		4,574,324	(1a	)
Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,212,836	(1b&d	)
Christian Street Commons Associates Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		547,872	(1b	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage oans payable as of December 31, 2006	Subsidy (see footnotes)
Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$914,962	(1b&d	)
Desarrollos de Belen Limited Partnership Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		1,835,769	(1b&d	)
Desarrollos de Emaus Limited Partnership Hucares II Apartments Naguabo, Puerto Rico	72	631,404		3,119,964	(1b&d	)
Ellinwood Heights Apartments, L.P. Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		671,724	(1b&d	)
Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930	(1b	)
Hayes Run Limited Partnership Mashburn Gap Apartments Marshall, North Carolina	34	322,074		1,392,485	(1b&d	)
Howard L. Miller Sallisaw Apartments II, L.P. Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		602,039	(1b&d	)
Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,238,575	(1b&d	)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	135,528	(2)	750,706	(1b&d	)
Justin Associates Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		2,114,932	(1b&e	)
LaBelle Commons, Ltd. LaBelle Commons LaBelle, Florida	32	253,580		988,498	(1b&d	)
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	741,086	(1b&d	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2006	Subsidy (see footnotes)
Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865	$1,405,307	(1b&d	)
Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922	1,445,189	(1b&d	)
Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847 (2)	1,832,459	(1b&d	)
Moore Haven Commons, Ltd. Moore Haven Commons Moore Haven, Florida	28	213,402	906,141	(1b&d	)
NP-89 Limited Dividend Housing Association Limited Partnership Newport Apartments Clinton Township, Michigan	168	2,372,292	3,282,877	(1a,b&h	)
Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575	1,434,317	(1b,d&f	)
North Calhoun City, L.P. North Calhoun City Apartments Calhoun City, Mississippi	18	146,565	460,664	(1b&d	)
Orange City Plaza, Limited Partnership (3) Orange City Plaza Apartments Orange City, Iowa	32	561,401	393,027	(1g	)
Puerta del Mar Limited Partnership Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570	2,460,339	(1b&d	)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	191,512 (2)	1,121,965	(1b	)
Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	597,050 (2)	1,647,041	(1b&e	)
Somerset Manor, Ltd. Somerset Manor Central City, Pennsylvania	24	208,465	877,468	(1b&d	)
Sugar Cane Villas, Ltd. Sugar Cane Villas Pahokee, Florida	87	751,560	3,232,530	(1b&d	)

Item 2.	Properties (continued)

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2006	Subsidy (see footnotes)
Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$1,532,337	(1b	)
Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) The Castle New York, New York	224	3,201,874	15,649,510	(1b	)
Union Valley Associates Limited Partnership Union Valley Apartments Union Township, Pennsylvania	36	371,589	1,414,312	(1b	)
Walnut Grove Family, L.P. Walnut GroveApartments Walnut Grove, Mississippi	24	191,695	829,424	(1b&d	)
Waynesboro Apartments Limited Partnership Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	1,447,007	(1b	)
West Calhoun City, L.P. West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	701,450	(1b&d	)
Westminster Apartments Limited Partnership Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	1,607,972	(1b&e	)
		$29,369,787	$80,524,806

(1)	Description of subsidies:

(a)
Section 8 of Title II of the Housing and Community Development Act of 1974 allows qualified low-income tenants to pay thirty percent of their monthly income as rent with the balance paid by the federal government.

(b)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(c)	The Michigan State Housing Development Authority allows tenants, who would otherwise pay more than 40% of their income for rent and utilities, to receive rental subsidies.

(d)	The Rural Housing Service (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low- income tenants to receive rental subsidies.

(e)	The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

(f)	The Commonwealth of Massachusetts participates in a rental assistance program.

(g)	The Northwest Regional Housing Authority provides qualified tenants with a rental subsidy.

(h)	The Local Partnership’s Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2.	Properties (continued)

(2)	Reflects amount attributable to Registrant only.

(3)	Capital contribution includes advances to Local Partnership.

(4)
Registrant assigned its limited partner interest to one of the Local General Partners during the year ended March 30, 2007 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

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

Distributions

Registrant owns a limited partnership interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2007 and 2006.

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

	Years Ended March 30,
	2007	2006	2005	2004	2003
Interest and other revenue	$95,084	$142,837	$176,110	$193,706	$224,254
Equity in loss of investment in
local partnerships	$(97,326)	$(162,367)	$(247,207)	$(215,731)	$(536,158)
Gain on disposal of limited
partner interests/local
partnership properties	$149,895	$—	$—	$—	$—
Net loss	$(431,945)	$(620,078)	$(640,259)	$(611,662)	$(875,199)
Net loss per unit of limited
partnership interest	$—	$(11.44)	$(17.66)	$(16.88)	$(24.15)

	As of March 30,
	2007	2006	2005	2004	2003
Total assets	$1,967,060	$2,109,756	$2,747,749	$3,766,895	$4,153,964

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

As of March 30, 2007, Registrant has cash and cash equivalents and investments in bonds totaling $1,390,248, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2007, Registrant’s investments in bonds represent U.S. Treasury debt securities of $1,226,235 that mature in 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, distributions from Local Partnerships and proceeds from the assignment of Registrant’s limited partner interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) (see discussion below under Local Partnership Matters) and utilized cash for operating expenses and advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $139,000 during the year ended March 30, 2007 (which includes a net unrealized loss on investments in bonds of approximately $5,000, the amortization of net premium on investments in bonds of approximately $1,000 and the accretion of zero coupon bonds of approximately $75,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any.

During the year ended March 30, 2007, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2006 of $97,326 and cash distributions received from Local Partnerships of $10,000 (exclusive of distributions from Local Partnerships of $23,040 classified as other income), partially offset by advances to a Local Partnership of $105,311 (see discussion below under Local Partnership Matters). Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2007 represents deferred management and administration fees.

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

Registrant’s operations for the years ended March 30, 2007, 2006, and 2005 resulted in net losses of $431,945, $620,078 and $640,259, respectively. The decrease in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $65,000, which decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting, and a gain of approximately $150,000 recognized in fiscal 2007 in connection with Registrant’s disposal of its interest in Carrington.

The Local Partnerships’ net loss of approximately $2,975,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $4,160,000 and interest on non-mandatory debt of approximately $385,000, and does not include required principal payments on permanent mortgages of approximately $846,000. The Local Partnerships’ net loss of approximately $2,753,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $4,124,000 and interest on non-mandatory debt of approximately $374,000, and does not include required principal payments on permanent mortgages of approximately $882,000. The Local Partnerships’ net loss of approximately $3,334,000 for the year ended December 31, 2004 includes depreciation and amortization expense of approximately $4,050,000 and interest on non-mandatory debt of approximately $355,000, and does not include required principal payments on permanent mortgages of approximately $932,000. The results of operations of the Local Partnerships for the year ended December 31, 2006 are not necessarily indicative of the results that may be expected in future periods.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the year ended December 31, 2006, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships were effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal, interest and replacement reserve deposits represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. Westminster incurred an operating deficit of approximately $62,000 for the year ended December 31, 2006, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Westminster has expired.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an operating deficit escrow of approximately $305,000 as of December 31, 2006 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $49,000 for the year ended December 31, 2006. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City incurred an operating deficit of approximately $81,000 for the year ended December 31, 2006, which includes property management fees of approximately $4,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant made advances to Orange City of $105,311 during the year ended March 30, 2007 to fund operating deficits. Cumulative advances as of March 30, 2007 are $105,311 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Orange City has expired.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin incurred an operating deficit of approximately $40,000 for year ended December 31, 2006, which includes property management fees of approximately $16,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

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

Effective February 2007, Registrant assigned its limited partner interest in Carrington to one of Carrington’s general partners, whereby Registrant received $149,895. Such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2007. The Compliance Period for Carrington has expired.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Contractual Obligations

As of March 30, 2007, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years
Other Long Term Liabilities:
Accounts Payable and
Accrued Expenses (1)	$440,673	$—	$440,673	$—	$—

Payable to General Partner
and Affiliates (2)	2,393,732	—	2,393,732	—	—
	$2,834,405	$—	$2,834,405	$—	$—

(1)
Represents Administration Fees payable to a third-party former service provider; such amount is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2)
Represents Administration and Management Fees payable to an affiliate of the General Partner; such amount is payable from available reserves or sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Registrant is currently evaluating the impact of SFAS 159 on its financial statements.

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

Registrant has invested a significant portion of its working capital reserves in U.S. Treasury instruments. The market value of such investments is subject to fluctuation based upon changes in interest rates relative to each investment’s maturity date and the associated bond rating. Since Registrant’s investments in bonds mature in 2008, the value of such investments may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate any such investment prior to its maturity. Although Registrant may utilize reserves to pay for its operating expenses and/or assist an under performing Property, it otherwise intends to hold such investments to their respective maturities. Therefore, Registrant does not anticipate any material adverse impact in connection with such investments.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 8.	Financial Statements and Supplementary Data

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2007 and 2006, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. For the years ended March 30, 2007, 2006 and 2005, we did not audit the financial statements of certain investee partnerships, which investments represent $0 and $578,827, respectively, in total assets as of March 30, 2007 and 2006 and $0, $156,237 and $247,207, respectively, of total losses for the years ended March 30, 2007, 2006 and 2005. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2007 and 2006, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
March 11, 2008

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2007 AND 2006

	Notes	2007	2006
ASSETS

Cash and cash equivalents	3,9	$164,013	$151,370
Investments in bonds	4,9	1,226,235	1,377,915
Investment in local partnerships	5,8	576,812	578,827
Interest receivable	9		1,644

		$1,967,060	$2,109,756

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$530,807	$518,027
Payable to general partner and affiliates	6,8	2,393,732	2,111,993

		2,924,539	2,630,020

Commitments and contingencies	8

Partners' equity (deficit)	2,4

General partner		(955,801)	(523,856)
Limited partners (35,883 units of limited partnership interest outstanding)
Accumulated other comprehensive income (loss), net		(1,678)	3,592

		(957,479)	(520,264)

		$1,967,060	$2,109,756

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	Notes	2007	2006	2005

REVENUE

Interest		$72,044	$97,334	$141,566
Other income from local partnerships		23,040	45,503	34,544

TOTAL REVENUE		95,084	142,837	176,110

EXPENSES

Administration fees - affiliate	6,8	228,313	230,571	230,571
Management fees - affiliate	6,8	228,313	230,571	230,571
Professional fees		68,965	78,597	68,253
State of New Jersey filing fees		25,667	34,337	20,145
Printing, postage and other		28,340	26,472	19,622

TOTAL EXPENSES		579,598	600,548	569,162

		(484,514)	(457,711)	(393,052)

Equity in loss of investment in local partnerships	5	(97,326)	(162,367)	(247,207)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(581,840)	(620,078)	(640,259)

Gain on disposal of limited partner interests/local partnership properties		149,895

NET LOSS		(431,945)	(620,078)	(640,259)

Other comprehensive loss, net	4	(5,270)	(51,901)	(167,653)

COMPREHENSIVE LOSS		$(437,215)	$(671,979)	$(807,912)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(431,945)	$(209,521)	$(6,403)
Limited partners			(410,557)	(633,856)

		$(431,945)	$(620,078)	$(640,259)
NET LOSS per unit of limited partnership
interest (35,883 units of limited partnership interest)		$—	$(11.44)	$(17.66)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss), Net	Total
Partners' equity (deficit), March 30, 2004	$(307,932)	$1,044,413	$223,146	$959,627

Net loss	(6,403)	(633,856)		(640,259)

Other comprehensive loss, net			(167,653)	(167,653)

Partners' equity (deficit), March 30, 2005	(314,335)	410,557	55,493	151,715

Net loss	(209,521)	(410,557)		(620,078)

Other comprehensive loss, net			(51,901)	(51,901)

Partners' equity (deficit), March 30, 2006	(523,856)	—	3,592	(520,264)

Net loss	(431,945)			(431,945)

Other comprehensive loss, net			(5,270)	(5,270)

Partners' deficit, March 30, 2007	$(955,801)	$—	$(1,678)	$(957,479)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$14,109	$18,179	$60,168
Cash paid for
administration fees	(15,553)	(248,578)	(301,769)
management fees	(159,334)	(190,479)	(361,781)
professional fees	(51,852)	(75,873)	(70,779)
State of New Jersey filing fees	(30,000)	(27,171)	(24,445)
printing, postage and other expenses	(28,340)	(24,461)	(21,622)

Net cash used in operating activities	(270,970)	(548,383)	(720,228)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with disposal of limited partner interests/local partnership properties	149,895
Advances to local partnerships	(105,311)
Cash distributions from local partnerships	33,040	55,984	44,544
Maturities/redemptions and sales of bonds	205,989	585,768	630,443

Net cash provided by investing activities	283,613	641,752	674,987

Net increase (decrease) in cash and cash equivalents	12,643	93,369	(45,241)

Cash and cash equivalents at beginning of year	151,370	58,001	103,242

CASH AND CASH EQUIVALENTS AT END OF YEAR	$164,013	$151,370	$58,001

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(5,270)	$(51,901)	$(167,653)

See reconciliation of net loss to net cash used in operating activities on page 25.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2007, 2006 AND 2005

	2007	2006	2005
RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(431,945)	$(620,078)	$(640,259)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	97,326	162,367	247,207
Gain on disposal of limited partner interests/local partnership properties	(149,895)
Distributions from local partnerships classified as other income	(23,040)	(45,503)	(34,544)
Gain on redemptions and sales of bonds	(4,447)		(17,753)
Amortization of net premium on investments in bonds	927	1,423	4,832
Accretion of zero coupon bonds	(56,059)	(80,533)	(86,491)
Decrease (increase) in interest receivable	1,644	(45)	18,014
Increase in payable to general partner and affiliates	281,739	138,085	29,592
Increase (decrease) in accounts payable and accrued expenses	12,780	(104,099)	(240,826)

NET CASH USED IN OPERATING ACTIVITIES	$(270,970)	$(548,383)	$(720,228)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2007, 2006 AND 2005

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
MARCH 30, 2007, 2006 AND 2005

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

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 provides entities with an option to report selected financial assets and liabilities at fair value. Furthermore, SFAS 159 establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Partnership is currently evaluating the impact of SFAS 159 on its financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

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

3. Cash and Cash Equivalents

As of March 30, 2007, the Partnership has cash and cash equivalents of $164,013 that are deposited in an interest bearing account.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

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

As of March 30, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
U.S. Treasury debt securities
Within one year	$399,571	$—	$(515)	$399,056
After one year through five years	828,342	—	(1,163)	827,179
	$1,227,913	$—	$(1,678)	$1,226,235

As of March 30, 2006, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Corporate debt securities
After one year through five years	$202,419	$6,510	$—	$208,929

U.S. Treasury debt securities
After one year through five years	1,171,904	—	(2,918)	1,168,986
	$1,374,323	$6,510	$(2,918)	$1,377,915

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships

As of March 30, 2007, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	April Gardens Apartments II Limited Partnership;
2.	Ashland Park Apartments, L.P.;
3.	Auburn Family, L.P.;
4.	Batesville Family, L.P.;
5.	Bay Springs Elderly, L.P.;
6.	Brisas del Mar Apartments Limited Partnership;
7.	Bruce Housing Associates, L.P.;
8.	Chestnut Park Associates, L.P.*;
9.	Chowan Senior Manor Associates Limited Partnership;
10.	Christian Street Commons Associates;
11.	Country View Apartments;
12.	Desarrollos de Belen Limited Partnership;
12.	Desarrollos de Emaus Limited Partnership;
14.	Ellinwood Heights Apartments, L.P. (“Ellinwood Heights”);
15.	Fulton Street Houses Limited Partnership;
16.	Hayes Run Limited Partnership;
17.	Howard L. Miller Sallisaw Apartments II, L.P.;
18.	Hurlock Meadow Limited Partnership;
29.	Ivy Family, L.P.;
20.	Justin Associates;
21.	LaBelle Commons, Ltd.;
22.	Lawrence Road Properties, Ltd.;
23.	Loma Del Norte Limited Partnership;
24.	Long Reach Associates Limited Partnership;
25.	Mirador del Toa Limited Partnership;
26.	Moore Haven Commons, Ltd.;
27.	NP-89 Limited Dividend Housing Association Limited Partnership;
28.	Nash Hill Associates, Limited Partnership;
29.	North Calhoun City, L.P.;
30.	Orange City Plaza, Limited Partnership (“Orange City”);
31.	Puerta del Mar Limited Partnership;
32.	Purvis Heights Properties, L.P.;
33.	Queen Lane Investors (“Queen Lane”);
34.	Somerset Manor, Ltd.;
35.	Sugar Cane Villas, Ltd.;
36.	Summerfield Apartments Limited Partnership;
37.	Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates)*;
38.	Union Valley Associates Limited Partnership;
39.	Walnut Grove Family, L.P.;
40.	Waynesboro Apartments Limited Partnership;
41.	West Calhoun City, L.P.; and
42.	Westminster Apartments Limited Partnership (“Westminster”).

*An affiliate of the General Partner is a general partner or special limited partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partnership interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The Partnership	ATCP II
Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”)	65.95	33.05
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, the Partnership committed to make capital contribution payments in the aggregate amount of $29,369,787, which includes advances made to a certain Local Partnership. As of December 31, 2006, the Local Partnerships have outstanding mortgage loans payable totaling approximately $80,525,000 and accrued interest payable on such loans totaling approximately $5,428,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,668,471, $2,360,295, and $2,726,948 for the years ended December 31, 2006, 2005 and 2004, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal, interest and replacement reserve deposits represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

The Partnership made advances of $105,311 to Orange City during the year ended March 30, 2007 to fund operating deficits. Cumulative advances as of March 30, 2007 are $105,311. The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by the Partnership have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

As a result of management’s assessment of the carrying value of the investment in local partnerships under applicable accounting guidelines (see Note 1), the Partnership reduced its investment in Ellinwood Heights by $6,130 for the year ended March 30, 2006. Such loss is included in equity in loss of investment in local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2006.

Effective February 2007, the Partnership assigned its limited partner interest in Carrington to one of Carrington’s general partners, whereby the Partnership received $149,895. Such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007.

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are reflected on pages 33 and 34, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2006 and 2005 are as follows:

	2006	2005
ASSETS

Cash and cash equivalents	$1,575,290	$1,309,842
Rents receivable	464,095	557,433
Escrow deposits and reserves	5,591,786	5,633,503
Land	3,910,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $63,114,230 and $59,020,313)	54,101,042	57,047,815
Intangible assets (net of accumulated amortization of $607,723 and $584,157)	415,653	454,845
Other assets	1,273,041	1,187,479
	$67,331,122	$70,101,132
LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities
Accounts payable and accrued expenses	$2,202,753	$1,543,673
Due to related parties	5,284,304	5,276,278
Mortgage loans	80,524,806	81,216,029
Accrued interest	5,428,098	5,234,491
Other liabilities	818,280	801,690
	94,258,241	94,072,161
Partners' equity (deficit)
American Tax Credit Properties III L.P.
Capital contributions, net of distributions	28,758,986	28,718,103
Cumulative loss	(26,881,391)	(26,784,065)
	1,877,595	1,934,038

General partners and other limited partners
Capital contributions, net of distributions	(438,848)	(416,813)
Cumulative loss	(28,365,866)	(25,488,254)
	(28,804,714)	(25,905,067)
	(26,927,119)	(23,971,029)
	$67,331,122	$70,101,132

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2006, 2005 and 2004 are as follows:

	2006	2005	2004
REVENUE
Rental	$12,260,770	$11,969,192	$11,668,579
Interest and other	398,638	681,809	336,144
TOTAL REVENUE	12,659,408	12,651,001	12,004,723

EXPENSES
Administrative	2,831,638	2,720,218	2,898,828
Utilities	1,784,166	1,581,055	1,380,506
Operating and maintenance	2,983,376	3,031,326	3,033,442
Taxes and insurance	1,283,973	1,269,953	1,267,542
Financial	2,590,917	2,677,462	2,708,549
Depreciation and amortization	4,160,276	4,123,905	4,049,667
TOTAL EXPENSES	15,634,346	15,403,919	15,338,534

NET LOSS	$(2,974,938)	$(2,752,918)	$(3,333,811)

NET LOSS ATTRIBUTABLE TO
American Tax Credit Properties III L.P.	$(97,326)	$(156,237)	$(247,207)
General partners and other limited partners, which includes $2,668,471, $2,360,295 and $2,726,948 of Partnership loss in excess of investment	(2,877,612)	(2,596,681)	(3,086,604)
	$(2,974,938)	$(2,752,918)	$(3,333,811)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investment during the year ended March 30, 2007	Partnership's equity in loss for the year ended December 31, 2006		Adjustment to carrying value during the year ended March 30, 2007	Cash distributions received during the year ended March 30, 2007 (3)	Investment in Local Partnership balance as of March 30, 2007
April Gardens Apartments II Limited Partnership	$—	$—	$—	(1)	$—	$—	$—
Ashland Park Apartments, L.P.	—	—	—	(1)	—	—	—
Auburn Family, L.P.	—	—	—	(1)	—	—	—
Batesville Family, L.P.	—	—	—	(1)	—	—	—
Bay Springs Elderly, L.P.	—	—	—	(1)	—	—	—
Brisas del Mar Apartments Limited Partnership	—	—			—	—	—
Bruce Housing Associates, L.P.	—	—	—	(1)	—	—	—
Carrington Limited Dividend Housing Association Limited Partnership	—	—	—	(1)	—	—	—
Chestnut Park Associates, L.P.	—	—	—	(1)	—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	—	(1)	—	—	—
Christian Street Commons Associates	—	—	—	(1)	—	—	—
Country View Apartments	—	—	—	(1)	—	—	—
Desarrollos de Belen Limited Partnership	—	—	—	(1)	—	—	—
Desarrollos de Emaus Limited Partnership	—	—	—	(1)	—	—	—
Ellinwood Heights Apartments, L.P.	—	—	—	(1)	—	—	—
Fulton Street Houses Limited Partnership	—	—	—	(1)	—	—	—
Hayes Run Limited Partnership	—	—	—	(1)	—	—	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	—	(1)	—	—	—
Hurlock Meadow Limited Partnership	—	—	—	(1)	—	—	—
Ivy Family, L.P.	—	—	—	(1)	—	—	—
Justin Associates	—	—	—	(1)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(1)	—	—	—
Labelle Commons, Ltd.	—	—	—	(1)	—	—	—
Loma Del Norte Limited Partnership	—	—	—	(1)	—	—	—
Long Reach Associates Limited Partnership	—	—	—	(1)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(1)	—	—	—
Moore Haven Commons, Ltd.	—	—	—	(1)	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	578,827	—	7,985		—	(10,000)	576,812
Nash Hill Associates, Limited Partnership	—	—	—	(1)	—	—	—
North Calhoun City, L.P.	—	—	—	(1)	—	—	—
Orange City Plaza, Limited Partnership	—	105,311	(105,311	)(2)	—	—	—
Puerta del Mar Limited Partnership	—	—	—	(1)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(1)	—	—	—
Queen Lane Investors	—	—	—	(1)	—	—	—
Somerset Manor, Ltd.	—	—	—	(1)	—	—	—
Sugar Cane Villas, Ltd.	—	—	—	(1)	—	—	—
Summerfield Apartments Limited Partnership	—	—	—	(1)	—	—	—
Sydney Engel Associates L.P.	—	—	—	(1)	—	—	—
Union Valley Associates Limited Partnership	—	—	—	(1)	—	—	—
Walnut Grove Family, L.P.	—	—	—	(1)	—	—	—
Waynesboro Apartments Limited Partnership	—	—	—	(1)	—	—	—
West Calhoun City, L.P.	—	—	—	(1)	—	—	—
Westminster Apartments Limited Partnership	—	—	—	(1)	—	—	—
	$578,827	$105,311	$(97,326)		$—	$(10,000)	$576,812

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3)	The total excludes $23,040 of distributions received classified as other income from local partnerships

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2006 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2005	Partnership's equity in loss for the year ended December 31, 2005		Adjustment to carrying value during the year ended March 30, 2006		Cash distributions received during the year ended March 30, 2006	Cash distributions classified as other income during the year ended March 30, 2006	Investment in Local Partnership balance as of March 30, 2006
April Gardens Apartments II Limited Partnership	$—	$—	(1)	$—		$(1,920)	$1,920	$—
Ashland Park Apartments, L.P.	—	—	(1)	—		—	—	—
Auburn Family, L.P.	—	—	(1)	—		—	—	—
Batesville Family, L.P.	—	—	(1)	—		—	—	—
Bay Springs Elderly, L.P.	—	—	(1)	—		—	—	—
Brisas del Mar Apartments Limited Partnership	—	—	(1)	—		(2,640)	2,640	—
Bruce Housing Associates, L.P.	—	—	(1)	—		—	—	—
Carrington Limited Dividend Housing Association Limited Partnership	83,073	(83,073	)(2)	—		—	—	—
Chestnut Park Associates, L.P.	—	—	(1)	—		—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	(1)	—		(3,160)	3,160	—
Christian Street Commons Associates	—	—	(1)	—		—	—	—
Country View Apartments	—	—	(1)	—		(750)	750	—
Desarrollos de Belen Limited Partnership	—	—	(1)	—		(2,000)	2,000	—
Desarrollos de Emaus Limited Partnership	—	—	(1)	—		(3,000)	3,000	—
Ellinwood Heights Apartments, L.P.	36,742	(30,131)		(6,130	)(3)	(481)	—	—
Fulton Street Houses Limited Partnership	—	—	(1)	—		—	—	—
Hayes Run Limited Partnership	—	—	(1)	—		(1,785)	1,785	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	(1)	—		—	—	—
Hurlock Meadow Limited Partnership	—	—	(1)	—		(1,587)	1,587	—
Ivy Family, L.P.	—	—	(1)	—		—	—	—
Justin Associates	—	—	(1)	—		—	—	—
Lawrence Road Properties, Ltd.	—	—	(1)	—		—	—	—
Labelle Commons, Ltd.	—	—	(1)	—		—	—	—
Loma Del Norte Limited Partnership	—	—	(1)	—		(4,000)	4,000	—
Long Reach Associates Limited Partnership	—	—	(1)	—		(3,675)	3,675	—
Mirador del Toa Limited Partnership	—	—	(1)	—		(960)	960	—
Moore Haven Commons, Ltd.	—	—	(1)	—		—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	631,860	(43,033)		—		(10,000)	—	578,827
Nash Hill Associates, Limited Partnership	—	—	(1)	—		—	—	—
North Calhoun City, L.P.	—	—	(1)	—		—	—	—
Orange City Plaza, Limited Partnership	—	—	(1)	—		—	—	—
Puerta del Mar Limited Partnership	—	—	(1)	—		(2,640)	2,640	—
Purvis Heights Properties, L.P.	—	—	(1)	—		—	—	—
Queen Lane Investors	—	—	(1)	—		—	—	—
Somerset Manor, Ltd.	—	—	(1)	—		—	—	—
Sugar Cane Villas, Ltd.	—	—	(1)	—		(8,636)	8,636	—
Summerfield Apartments Limited Partnership	—	—	(1)	—		(5,000)	5,000	—
Sydney Engel Associates L.P.	—	—	(1)	—		—	—	—
Union Valley Associates Limited Partnership	—	—	(1)	—		—	—	—
Walnut Grove Family, L.P.	—	—	(1)	—		—	—	—
Waynesboro Apartments Limited Partnership	—	—	(1)	—		(3,750)	3,750	—
West Calhoun City, L.P.	—	—	(1)	—		—	—	—
Westminster Apartments Limited Partnership	—	—	(1)	—		—	—	—
	$751,675	$(156,237)		$(6,130)		$(55,984)	$45,503	$578,827

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.

(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.

(3)	The Partnership has adjusted the investment’s carrying value in accordance with applicable accounting guidelines.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2006 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation
April Gardens Apartments II Limited Partnership	$1,950,265	$39,984	$2,509,656	$(1,610,646)
Ashland Park Apartments, L.P.	1,012,345	50,160	1,270,002	(734,965)
Auburn Family, L.P.	448,594	20,000	592,581	(292,150)
Batesville Family, L.P.	1,408,946	52,000	1,871,107	(893,995)
Bay Springs Elderly, L.P.	660,822	38,000	933,986	(427,834)
Brisas del Mar Apartments Limited Partnership	2,585,595	100,280	3,407,603	(2,161,762)
Bruce Housing Associates, L.P.	1,077,661	16,000	1,609,710	(860,809)
Carrington Limited Dividend Housing Association Limited Partnership	3,123,538	200,000	6,617,582	(3,988,180)
Chestnut Park Associates, L.P.	4,574,324	781,700	8,700,511	(4,949,265)
Chowan Senior Manor Associates Limited Partnership	1,212,836	86,101	1,530,162	(915,320)
Christian Street Commons Associates	547,872	—	7,545	(2,181)
Country View Apartments	914,962	35,698	1,280,230	(486,312)
Desarrollos de Belen Limited Partnership	1,835,769	96,190	2,519,166	(1,207,344)
Desarrollos de Emaus Limited Partnership	3,119,964	214,000	4,046,102	(1,858,909)
Ellinwood Heights Apartments, L.P.	671,724	10,000	1,002,504	(386,866)
Fulton Street Houses Limited Partnership	3,869,930	2	5,978,435	(3,229,747)
Hayes Run Limited Partnership	1,392,485	85,060	1,686,732	(664,244)
Howard L. Miller Sallisaw Apartments II, L.P.	602,039	39,000	737,883	(290,422)
Hurlock Meadow Limited Partnership	1,238,575	49,525	1,633,277	(912,452)
Ivy Family, L.P.	750,706	11,000	1,121,325	(639,336)
Justin Associates	2,114,932	27,472	4,372,042	(2,389,118)
LaBelle Commons, Ltd.	988,498	98,947	1,263,737	(636,268)
Lawrence Road Properties, Ltd.	741,086	50,000	973,606	(459,758)
Loma Del Norte Limited Partnership	1,405,307	84,874	1,931,832	(777,628)
Long Reach Associates Limited Partnership	1,445,189	118,446	1,924,333	(817,226)
Mirador del Toa Limited Partnership	1,832,459	105,000	2,364,101	(1,512,129)
Moore Haven Commons, Ltd.	906,141	73,645	1,199,226	(707,695)
NP-89 Limited Dividend Housing Association Limited Partnership	3,282,877	150,000	7,849,324	(4,347,376)
Nash Hill Associates, Limited Partnership	1,434,317	123,876	1,762,654	(729,890)
North Calhoun City, L.P.	460,664	12,000	670,388	(328,626)
Orange City Plaza, Limited Partnership	393,027	53,904	1,051,852	(477,983)
Puerta del Mar Limited Partnership	2,460,339	115,000	3,157,525	(1,984,119)
Purvis Heights Properties, L.P.	1,121,965	47,000	1,571,653	(688,618)
Queen Lane Investors	1,647,041	60,301	2,840,568	(1,622,323)
Somerset Manor, Ltd.	877,468	53,383	1,126,905	(654,492)
Sugar Cane Villas, Ltd.	3,232,530	58,500	4,093,772	(2,402,442)
Summerfield Apartments Limited Partnership	1,532,337	195,411	2,775,519	(1,043,241)
Sydney Engel Associates L.P.	15,649,510	284,305	20,263,692	(11,466,992)
Union Valley Associates Limited Partnership	1,414,313	97,800	1,758,877	(713,845)
Walnut Grove Family, L.P.	829,424	30,000	1,074,112	(553,737)
Waynesboro Apartments Limited Partnership	1,447,008	76,000	1,794,917	(751,140)
West Calhoun City, L.P.	701,450	18,000	1,104,158	(539,046)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,234,380	(997,799)
	$80,524,806	$3,910,215	$117,215,272	$(63,114,230)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2005 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation
April Gardens Apartments II Limited Partnership	$1,958,868	$39,984	$2,509,656	$(1,510,956)
Ashland Park Apartments, L.P.	1,017,021	50,160	1,258,565	(685,600)
Auburn Family, L.P.	452,267	20,000	588,988	(278,942)
Batesville Family, L.P.	1,414,432	52,000	1,849,449	(846,743)
Bay Springs Elderly, L.P.	663,582	38,000	880,135	(408,762)
Brisas del Mar Apartments Limited Partnership	2,598,116	100,280	3,397,603	(2,024,156)
Bruce Housing Associates, L.P.	1,083,041	16,000	1,501,937	(811,723)
Carrington Limited Dividend Housing Association Limited Partnership	3,178,196	200,000	6,612,228	(3,744,697)
Chestnut Park Associates, L.P.	4,677,658	781,700	8,654,778	(4,634,267)
Chowan Senior Manor Associates Limited Partnership	1,220,453	86,101	1,530,162	(857,071)
Christian Street Commons Associates	559,787	—	7,545	(1,907)
Country View Apartments	919,026	35,698	1,273,646	(450,710)
Desarrollos de Belen Limited Partnership	1,843,443	96,190	2,519,166	(1,124,187)
Desarrollos de Emaus Limited Partnership	3,133,501	214,000	4,046,102	(1,724,295)
Ellinwood Heights Apartments, L.P.	674,705	10,000	989,302	(351,395)
Fulton Street Houses Limited Partnership	3,869,930	2	5,964,514	(3,008,642)
Hayes Run Limited Partnership	1,398,569	85,060	1,647,734	(602,230)
Howard L. Miller Sallisaw Apartments II, L.P.	604,552	39,000	734,163	(274,457)
Hurlock Meadow Limited Partnership	1,244,361	49,525	1,616,742	(854,529)
Ivy Family, L.P.	758,570	11,000	1,103,816	(604,642)
Justin Associates	2,170,491	27,472	4,369,992	(2,229,451)
LaBelle Commons, Ltd.	992,984	98,947	1,263,737	(587,992)
Lawrence Road Properties, Ltd.	744,352	50,000	973,606	(434,723)
Loma Del Norte Limited Partnership	1,411,220	84,874	1,917,493	(722,027)
Long Reach Associates Limited Partnership	1,451,360	118,446	1,922,789	(767,339)
Mirador del Toa Limited Partnership	1,841,657	105,000	2,357,697	(1,417,533)
Moore Haven Commons, Ltd.	910,164	73,645	1,197,000	(665,392)
NP-89 Limited Dividend Housing Association Limited Partnership	3,456,300	150,000	7,737,233	(4,043,278)
Nash Hill Associates, Limited Partnership	1,440,685	123,876	1,762,654	(679,722)
North Calhoun City, L.P.	465,815	12,000	668,703	(313,626)
Orange City Plaza, Limited Partnership	402,140	53,904	1,051,852	(453,921)
Puerta del Mar Limited Partnership	2,472,254	115,000	3,145,351	(1,858,712)
Purvis Heights Properties, L.P.	1,127,010	47,000	1,566,011	(654,922)
Queen Lane Investors	1,513,915	60,301	2,837,184	(1,515,094)
Somerset Manor, Ltd.	881,188	53,383	1,123,979	(614,199)
Sugar Cane Villas, Ltd.	3,246,477	58,500	4,093,772	(2,256,232)
Summerfield Apartments Limited Partnership	1,572,707	195,411	2,733,958	(974,109)
Sydney Engel Associates L.P.	15,816,870	284,305	19,708,396	(10,698,532)
Union Valley Associates Limited Partnership	1,420,359	97,800	1,758,877	(670,680)
Walnut Grove Family, L.P.	832,673	30,000	1,069,358	(525,517)
Waynesboro Apartments Limited Partnership	1,453,591	76,000	1,794,917	(706,391)
West Calhoun City, L.P.	713,767	18,000	1,100,764	(511,224)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,226,574	(919,786)
	$81,216,029	$3,910,215	$116,068,128	$(59,020,313)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

5. Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2006 is as follows:

	Balance as of December 31, 2005	Net change during the year ended December 31, 2006	Balance as of December 31, 2006
Land	$3,910,215	$—	$3,910,215
Buildings and improvements	116,068,128	1,147,144	117,215,272
	119,978,343	1,147,144	121,125,487
Accumulated depreciation	(59,020,313)	(4,093,917)	(63,114,230)
	$60,958,030	$(2,946,773)	$58,011,257

6. Transactions with General Partner and Affiliates

For the years ended March 30, 2007, 2006 and 2005 the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2007		2006		2005
	Paid	Incurred	Paid	Incurred	Paid	Incurred
Management fees (see Note 8)	$159,334	$228,313	$190,479	$230,571	$361,781	$230,571

Administration fees (see Note 8)	15,553	228,313	132,578	230,571	69,769	230,571

For the years ended December 31, 2006, 2005 and 2004, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2006		2005		2004
	Paid	Incurred	Paid	Incurred	Paid	Incurred
Property management fees	$42,371	$40,010	$39,220	$40,010	$35,211	$40,010

Insurance premiums and other services	—	—	—	—	—	17,040

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

7. Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2007, 2006 and 2005 to the tax return net loss for the years ended December 31, 2006, 2005 and 2004 is as follows:

	2007	2006	2005
Financial statement net loss for the years ended March 30, 2007, 2006 and 2005	$(431,945)	$(620,078)	$(640,259)

Add (less) net transactions occurring between
January 1, 2004 and March 30, 2004			(95,397)
January 1, 2005 and March 30, 2005	—	(90,683)	90,683
January 1, 2006 and March 30, 2006	(124,512)	124,512	—
January 1, 2007 and March 30, 2007	(17,889)	—	—

Adjusted financial statement net loss for the years ended December 31, 2006, 2005 and 2004	(574,346)	(586,249)	(644,973)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	140,632	139,790	139,961

Differences arising from equity in loss of investment in local partnerships	(2,538,962)	(2,621,397)	(3,438,649)

Other income from local partnerships	(8,384)	(39,332)	(41,205)

Other differences	(18,185)	(144)	127

Tax return net loss for the years ended December 31, 2006, 2005 and 2004	$(2,999,245)	$(3,107,332)	$(3,894,739)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2006 and 2005 are as follows:

	2006	2005
Investment in local partnerships - financial reporting	$576,812	$578,827
Investment in local partnerships - tax	(21,111,854)	(18,434,718)
	$21,688,666	$19,013,545

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

8. Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) and an annual additional management fee (“Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $159,819 for the year ended March 30, 2007 and $161,400 for each of the years ended March 30, 2006 and 2005. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $68,494 for the year ended March 30, 2007 and $69,171 for each of the years ended March 30, 2006 and 2005. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations. Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,234,438 and $1,165,459 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2007 and 2006, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (“Administration Fee”) and an annual additional administration fee (“Additional Administration Fee”) for administrative services provided to the Partnership. The Partnership incurred an Administration Fee of $159,819 for the year ended March 30, 2007 and $161,400 for each of the years ended March 30, 2006 and 2005. The annual Additional Administration Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $68,494 for the year ended March 30, 2007 and $69,171 for each of the years ended March 30, 2006 and 2005. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $440,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2007 and 2006. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $1,159,294 and $946,534 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2007 and 2006, respectively.

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
MARCH 30, 2007, 2006 AND 2005

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

The estimated fair value of the Partnership's financial instruments as of March 30, 2007 and 2006 are disclosed elsewhere in the financial statements.

10. Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2007

Total revenue	$39,254	$29,554	$11,411	$14,865

Total expenses	(152,922)	(134,314)	(146,491)	(145,871)

Equity in income (loss) of investment in local partnerships	(53,754)	(6,252)	(60,585)	23,265

Gain on disposal limited partner interests/local partnership properties		—	—	149,895

Net income (loss)	(167,422)	(111,012)	(195,665)	42,154

Net income (loss) per unit of limited partnership interest	—	—	—	—

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2007, 2006 AND 2005

10. Quarterly Financial Information - Unaudited (continued)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2006

Total revenue	$40,796	$46,049	$25,465	$30,527

Total expenses	(141,937)	(155,920)	(147,652)	(155,039)

Equity in income (loss) of investment in local partnerships	(48,566)	(64,488)	(60,678)	11,365

Net loss	(149,707)	(174,359)	(182,865)	(113,147)

Net income (loss) per unit of limited partnership interest	(4.13)	(4.81)	(5.05)	2.55

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

As of March 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of March 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended March 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

Item 9B. Other Information

None

PART III

Item 10. Directors and Executive Officers of the Registrant

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and director of Richman Housing are:

Name	Served in present capacity since[1]	Position held
Richard Paul Richman	September 21, 1989	Director
David A. Salzman	February 1, 2001	President
Neal Ludeke	September 21, 1989	Vice President and Treasurer
Gina K. Dodge	September 21, 1989	Secretary

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

The Board of Director of Richman Housing has adopted a code of ethics for senior financial officers of the Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 340 Pemberwick Road, Greenwich, Connecticut 06831, Attention: Secretary.

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any compensation and did not pay any such compensation during the year ended March 30, 2007. During the year ended March 30, 2007, Richman Housing did not pay any compensation to any of its officers or its director.

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

Transactions with General Partner and Affiliates

The net tax loss generated by Registrant during the year ended December 31, 2006 allocated to the General Partner was $29,992. The net tax loss generated by the General Partner during the year ended December 31, 2006 (from the allocation of Registrant discussed above) and allocated to Richman Housing was $24,243.

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2007.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2007 and 2006:

	2007	2006
Audit Fees	$50,000	$47,182
Audit-Related Fees	—	—
Tax Fees	$10,000	$10,893
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2007 and 2006.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2007 and 2006 principal accountant fees and services.

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

(3) Exhibits

	Exhibit	Incorporated by Reference to
10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

	Exhibit	Incorporated by Reference to
10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

	Exhibit	Incorporated by Reference to
10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

	Exhibit	Incorporated by Reference to
10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

	Exhibit	Incorporated by Reference to
10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report dated March 30, 1999 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

	Exhibit	Incorporated by Reference to
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 20 through 31, 44 through 71 and 78 through 80 of Prospectus filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 28.0 to Form 10-K Report dated March 30, 1990 (File No. 33-31390)

99.2	Pages 14 through 19 of Prospectus filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 28.1 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.3	Supplement No. 1 dated June 6, 1990 to Prospectus	Exhibit 28.2 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.4	Supplement No. 2 dated November 21, 1990 to Prospectus	Exhibit 28.3 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.5	Supplement No. 3 dated December 20, 1990 to Prospectus	Exhibit 28.4 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.6	Supplement No. 4 dated October 30, 1991 to Prospectus	Exhibit 28.5 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

99.7	Supplement No. 5 dated December 26, 1991 to Prospectus	Exhibit 28.6 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

99.8	Supplement No. 6 dated January 15, 1992 to Prospectus	Exhibit 28.7 to Form 10-K Report dated March 30, 1990 (File No. 33-31390)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

99.10	Independent Auditor’s Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

	Exhibit	Incorporated by Reference to
99.11	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

99.12	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report dated March 30, 2006 (File No. 33-31390)

99.13	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report dated March 30, 2006 (File No. 33-31390)

*99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006

* Filed herewith.

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