Form 10-Q
period 2007-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-03-28
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2007	2007
ASSETS

Cash and cash equivalents		$38,818	$164,013
Investments in bonds	2	1,239,943	1,226,235
Investment in local partnerships	3	593,375	576,812

		$1,872,136	$1,967,060

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$544,133	$530,807
Payable to general partner and affiliates		2,400,623	2,393,732

		2,944,756	2,924,539

Commitment and contingencies	3,4

Partners’ equity (deficit)

General partner		(1,070,340)	(955,801)
Limited partners (35,883 units of limited partnership interest outstanding)		-	-
Accumulated other comprehensive loss, net	2	(2,280)	(1,678)

		(1,072,620)	(957,479)

		$1,872,136	$1,967,060

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	Notes	2007	2006
REVENUE

Interest		$15,769	$23,004
Other income from local partnerships		10,752	16,250

TOTAL REVENUE		26,521	39,254

EXPENSES

Administration fees		55,285	57,643
Management fees		55,285	57,643
Professional fees		20,738	21,203
State of New Jersey filing fee		6,667	7,170
Printing, postage and other		4,648	9,263

TOTAL EXPENSES		142,623	152,922

		(116,102)	(113,668)

Equity in income (loss) of investment in local partnerships	3	1,563	(53,754)

NET LOSS		(114,539)	(167,422)

Other comprehensive loss, net	2	(602)	(13,205)

COMPREHENSIVE LOSS		$(115,141)	$(180,627)

NET LOSS ATTRIBUTABLE TO

General partner		$(114,539)	$(167,422)
Limited partners		-	-

		$(114,539)	$(167,422)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$-	$-

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,459	$731
Cash paid for
administration fees	(3,779)	(3,916)
management fees	(99,900)	(25,000)
professional fees	(5,289)	(6,479)
State of New Jersey filing fee	(11,290)	(30,000)
printing, postage and other expenses	(2,148)	(7,969)

Net cash used in operating activities	(120,947)	(72,633)

CASH FLOWS FROM INVESTING ACTIVITIES

Advances to local partnerships	(15,000)	(51,950)
Cash distributions from local partnerships	10,752	16,250

Net cash used in investing activities	(4,248)	(35,700)

Net decrease in cash and cash equivalents	(125,195)	(108,333)

Cash and cash equivalents at beginning of period	164,013	151,370

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$38,818	$43,037

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(602)	$(13,205)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (continued)
THREE MONTHS ENDED JUNE 29, 2007 AND 2006
(UNAUDITED)
	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(114,539)	$(167,422)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(1,563)	53,754
Distributions from local partnerships classified as other income	(10,752)	(16,250)
Amortization of net premium on investments in bonds		308
Accretion of zero coupon bonds	(14,310)	(18,595)
Increase in prepaid expenses		(7,170)
Increase in interest receivable		(3,986)
Increase in payable to general partner and affiliates	6,891	86,370
Increase in accounts payable and accrued expenses	13,326	358

NET CASH USED IN OPERATING ACTIVITIES	$(120,947)	$(72,633)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2007
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of June 29, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$1,242,223	$—	$(2,280)	$1,239,943

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership owns limited partner interests in forty-two Local Partnerships representing capital contributions in the aggregate amount of $27,210,068, which includes advances made to certain Local Partnerships. As of June 29, 2007, the Local Partnerships have outstanding mortgage loans payable totaling approximately $77,208,000 and accrued interest payable on such loans totaling approximately $5,573,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the three months ended June 29, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$576,812

Advances to Local Partnerships	15,000

Equity in income of investment in local partnerships	1,563	*

Cash distributions received from Local Partnerships	(10,752)

Cash distributions from Local Partnerships classified as other income	10,752

Investment in local partnerships as of June 29, 2007	$593,375

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $704,778 for the three months ended March 31, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

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

The Partnership made advances of $15,000 to Orange City Plaza Limited Partnership (“Orange City”) during the three months ended June 29, 2007 to fund operating deficits. Cumulative advances as of June 29, 2007 are $120,311. The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by the Partnership have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2007 and December 31, 2006 are as follows:

	March 31,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$1,543,828	$1,575,290
Rents receivable	471,478	464,095
Escrow deposits and reserves	5,404,231	5,591,786
Land	3,710,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $60,082,538 and $63,114,230)	50,818,416	54,101,042
Intangible assets (net of accumulated amortization of $571,861 and $607,723)	310,300	415,653
Other assets	1,377,015	1,273,041

	$63,635,483	$67,331,122

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$2,013,948	$2,202,753
Due to related parties	5,017,831	5,284,304
Mortgage loans	77,208,403	80,524,806
Accrued interest	5,572,733	5,428,098
Other liabilities	777,399	818,280

	90,590,314	94,258,241
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	26,609,483	28,758,986
Cumulative loss	(24,711,198)	(26,881,391)

	1,898,285	1,877,595

General partners and other limited partners
Capital contributions, net of distributions	(1,342,029)	(438,848)
Cumulative loss	(27,511,087)	(28,365,866)

	(28,853,116)	(28,804,714)

	(26,954,831)	(26,927,119)

	$63,635,483	$67,331,122

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2007 and 2006 are as follows:

	2007	2006
REVENUE

Rental	$3,008,655	$3,050,578
Interest and other	81,426	167,950

TOTAL REVENUE	3,090,081	3,218,528

EXPENSES

Administrative	756,091	706,454
Utilities	480,801	564,359
Operating and maintenance	742,572	818,763
Taxes and insurance	326,409	315,767
Financial	565,557	644,496
Depreciation and amortization	971,524	1,034,126

TOTAL EXPENSES	3,842,954	4,083,965

NET LOSS	$(752,873)	$(865,437)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$1,563	$(53,754)
General partners and other limited partners, which includes $704,778 and $755,857 of Partnership loss in excess of investment	(754,436)	(811,683)

	$(752,873)	$(865,437)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

4.	Additional Information

Additional information, including the audited March 30, 2007 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2007 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2007, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2007, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and making advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $111,000 during the three months ended June 29, 2007 (which includes a net unrealized loss on investments in bonds of approximately $1,000 and accretion of zero coupon bonds of approximately $14,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the three months ended June 29, 2007, the investment in local partnerships increased as a result advances made to a Local Partnership of $15,000 (see discussion below under Local Partnership Matters) and equity in the Local Partnerships’ net income for the three months ended March 31, 2007 of $1,563. Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2007.

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

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant’s investment in each Local Partnership (the “Local Partnership Carrying Value”) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels

Registrant’s operations for the three months ended June 29, 2007 and 2006 resulted in net losses of $114,539 and $167,422, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $55,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership which were written off as additional equity in loss of investment in local partnerships. Other comprehensive loss for the three months ended June 29, 2007 and 2006 resulted from a net unrealized loss on investments in bonds of $602 and $13,205, respectively.

The Local Partnerships’ net loss of approximately $753,000 for the three months ended March 31, 2007 was attributable to rental and other revenue of approximately $3,090,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,871,000 and approximately $972,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $865,000 for the three months ended March 31, 2006 was attributable to rental and other revenue of approximately $3,219,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $3,050,000 and approximately $1,034,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2007, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits and, as of December 31, 2007, the Compliance Period of all of the Local Partnerships had expired. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the three months ended March 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. Westminster reported an operating deficit of approximately $21,000 for the three months ended March 31, 2007, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Westminster has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,740,000 as of December 2007. The Local General Partner further represents that the lender has not issued a notice of default. The Local General Partner is currently examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $34,000 for the six months ended June 30, 2007, which includes property management fees of approximately $2,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant made advances to Orange City of $15,000 during the six months ended September 29, 2007 to fund operating deficits. Cumulative advances as of September 29, 2007 are $120,311. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Orange City has expired.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $305,000 as of March 31, 2007 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $56,000 for the three months ended March 31, 2007. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $13,000 for three months ended March 31, 2007, which includes property management fees of approximately $4,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

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

Item 4. Controls and Procedures

As of June 29, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of June 29, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended June 29, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2007.

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

AMERICAN TAX CREDIT PROPERTIES III L.P. (a Delaware limited partnership)

By:	Richman Tax Credit Properties III L.P.,
General Partner

By:	Richman Housing Credits Inc.,
general partner

Dated: March 28, 2008	By:	/s/ David Salzman
David Salzman Chief Executive Officer

Dated: March 28, 2008	By:	/s/ Neal Ludeke
Neal Ludeke Chief Financial Officer

Dated: March 28, 2008	By:	/s/ Richard Paul Richman
Richard Paul Richman Director