Form 10-Q
period 2007-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-03-28
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

		December 30,	March 30,
	Notes	2007	2007
ASSETS

Cash and cash equivalents		$394,502	$164,013
Investments in bonds	2	861,859	1,226,235
Investment in local partnerships	3	603,072	576,812

		$1,859,433	$1,967,060

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$524,418	$530,807
Payable to general partner and affiliates		2,614,404	2,393,732

		3,138,822	2,924,539

Commitments and contingencies	3,4

Partners’ equity (deficit)

General partner		(1,283,744)	(955,801)
Limited partners (35,883 units of limited partnership interest outstanding)		-	-
Accumulated other comprehensive income (loss), net	2	4,355	(1,678)

		(1,279,389)	(957,479)

		$1,859,433	$1,967,060

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	Notes	2007	2007	2006	2006
REVENUE

Interest		$13,351	$44,570	$9,574	$57,132
Other income from local partnerships	3	2,993	15,745	1,837	23,087

TOTAL REVENUE		16,344	60,315	11,411	80,219

EXPENSES

Administration fees		55,385	166,155	57,643	172,929
Management fees		55,385	166,155	57,643	172,929
Professional fees		18,428	55,913	20,306	57,298
State of New Jersey filing fee		9,734	20,526	7,650	16,113
Printing, postage and other		4,582	10,699	3,249	13,458

TOTAL EXPENSES		143,514	419,448	146,491	432,727

		(127,170)	(359,133)	(135,080)	(352,508)

Equity in income (loss) of investment in local partnerships	3	5,841	31,190	(60,585)	(120,591)

NET LOSS		(121,329)	(327,943)	(195,665)	(473,099)

Other comprehensive income (loss), net	2	1,520	6,033	4,176	(7,373)

COMPREHENSIVE LOSS		$(119,809)	$(321,910)	$(191,489)	$(480,472)

NET LOSS ATTRIBUTABLE TO

General partner		$(121,329)	$(327,943)	$(195,665)	$(473,099)
Limited partners		-	-	-	-

		$(121,329)	$(327,943)	$(195,665)	$(473,099)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$-	$-	$-	$-

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$5,918	$13,349
Cash paid for
administration fees	(11,638)	(11,674)
management fees	(100,000)	(159,335)
professional fees	(67,959)	(55,186)
State of New Jersey filing fee	(22,369)	(30,000)
printing, postage and other expenses	(3,199)	(13,458)

Net cash used in operating activities	(199,247)	(256,304)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds	409,061	205,989
Advances to local partnerships	(15,070)	(80,142)
Cash distributions from local partnerships	35,745	33,087

Net cash provided by investing activities	429,736	158,934

Net increase (decrease) in cash and cash equivalents	230,489	(97,370)

Cash and cash equivalents at beginning of period	164,013	151,370

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$394,502	$54,000

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$6,033	$(7,373)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(327,943)	$(473,099)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(31,190)	120,591
Distributions from local partnerships classified as other income	(15,745)	(23,087)
Amortization of net premium on investments in bonds		927
Gain on redemptions and sales of bonds		(4,447)
Accretion of zero coupon bonds	(38,652)	(41,907)
Decrease in interest receivable		1,644
Decrease in accounts payable and accrued expenses	(6,389)	(11,775)
Increase in payable to general partner and affiliates	220,672	174,849

NET CASH USED IN OPERATING ACTIVITIES	$(199,247)	$(256,304)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2007
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2007 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2007 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investments in Bonds

As of December 30, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

U.S. Treasury debt securities
Within one year	$857,504	$4,355	$--	$861,859

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2007
(UNAUDITED)

3.	Investment in Local Partnerships

The Partnership owns limited partner interests in forty-two Local Partnerships representing capital contributions in the aggregate amount of $27,210,138, which includes advances made to certain Local Partnerships. As of September 30, 2007, the Local Partnerships have outstanding mortgage loans payable totaling approximately $76,899,000 and accrued interest payable on such loans totaling approximately $5,675,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the nine months ended December 30, 2007, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2007	$576,812

Advances to Local Partnerships	15,070

Equity in income of investment in local partnerships	31,190*

Cash distributions received from Local Partnerships	(35,745)

Cash distributions from Local Partnerships classified as other income	15,745

Investment in local partnerships as of December 30, 2007	$603,072

*
Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,884,700 for the nine months ended September 30, 2007 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 3.

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

The Partnership made advances of $15,070 to Orange City Plaza Limited Partnership (“Orange City”) during the nine months ended December 30, 2007 to fund operating deficits. Cumulative advances as of December 30, 2007 are $120,381. The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by the Partnership were recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2007 and December 31, 2006 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2007 and 2006 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2007 and December 31, 2006 are as follows:

	September 30,	December 31,
	2007	2006
ASSETS

Cash and cash equivalents	$1,553,426	$1,575,290
Rents receivable	606,659	464,095
Escrow deposits and reserves	5,330,675	5,591,786
Land	3,710,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $62,008,937 and $63,114,230)	48,789,952	54,101,042
Intangible assets (net of accumulated amortization of $576,121 and $607,723)	296,361	415,653
Other assets	1,435,067	1,273,041

	$61,722,355	$67,331,122

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,434,693	$2,202,753
Due to related parties	5,124,705	5,284,304
Mortgage loans	76,898,605	80,524,806
Accrued interest	5,675,379	5,428,098
Other liabilities	784,937	818,280

	88,918,319	94,258,241
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	26,611,800	28,758,986
Cumulative loss	(24,675,481)	(26,881,391)

	1,936,319	1,877,595

General partners and other limited partners
Capital contributions, net of distributions	(1,341,457)	(438,848)
Cumulative loss	(28,790,826)	(28,365,866)

	(30,132,283)	(28,804,714)

	(28,195,964)	(26,927,119)

	$61,722,355	$67,331,122

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2007
(UNAUDITED)

3.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2007	2007	2006	2006

REVENUE

Rental	$3,009,683	$9,006,287	$3,104,584	$9,258,011
Interest and other	79,020	303,215	181,382	389,962

TOTAL REVENUE	3,088,703	9,309,502	3,285,966	9,647,973

EXPENSES

Administrative	602,174	2,112,466	714,833	2,105,584
Utilities	300,437	1,218,440	290,554	1,270,385
Operating and maintenance	885,035	2,387,484	929,156	2,460,649
Taxes and insurance	341,734	982,124	366,422	988,303
Financial	570,283	1,702,812	641,141	1,915,569
Depreciation and amortization	968,648	2,903,796	1,031,585	3,095,078

TOTAL EXPENSES	3,668,311	11,307,122	3,973,691	11,835,568

NET LOSS	$(579,608)	$(1,997,620)	$(687,725)	$(2,187,595)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$5,841	$31,190	$(60,585)	$(120,591)
General partners and other limited partners, which includes $516,405, $1,884,700, $549,769 and $1,864,125 of Partnership loss in excess of investment	(585,449)	(2,028,810)	(627,140)	(2,067,004)

	$(579,608)	$(1,997,620)	$(687,725)	$(2,187,595)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for an entire operating period.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2007, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2007. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualify for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the nine months ended December 30, 2007, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses and making advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $134,000 during the nine months ended December 30, 2007 (which includes a net unrealized gain on investments in bonds of approximately $6,000 and accretion of zero coupon bonds of approximately $39,000). Notwithstanding circumstances that may arise in connection with the Properties, Registrant does not expect to realize significant gains or losses on its investments in bonds, if any. During the nine months ended December 30, 2007, the investment in local partnerships increased as a result of advances made to a Local Partnership of $15,070 (see discussion below under Local Partnership Matters) and equity in the Local Partnerships’ net income for the nine months ended September 30, 2007 of $31,190, partially offset by distributions received from Local Partnerships of $20,000 (excluding distributions of $15,745 classified as other income). Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2007.

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

Registrant’s operations for the three months ended December 30, 2007 and 2006 resulted in net losses of $121,329 and $195,665, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $66,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership which were written off as additional equity in loss of investment in local partnerships. Other comprehensive income for the three months ended December 30, 2007 and 2006 resulted from a net unrealized gain on investments in bonds of $1,520 and $4,176, respectively.

The Local Partnerships’ net loss of approximately $580,000 for the three months ended September 30, 2007 was attributable to rental and other revenue of approximately $3,089,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,700,000 and approximately $969,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $688,000 for the three months ended September 30, 2006 was attributable to rental and other revenue of approximately $3,286,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,942,000 and approximately $1,032,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the nine months ended December 30, 2007 and 2006 resulted in net losses of $327,943 and $473,099, respectively. The decrease in net loss is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $152,000, which decrease is primarily the result of a decrease in advances made to a certain Local Partnership which were written off as additional equity in loss of investment in local partnerships, and a decrease in the net operating losses of certain Local Partnerships in which Registrant continues to have an investment balance. Other comprehensive income (loss) for the nine months ended December 30, 2007 and 2006 resulted from a net unrealized gain (loss) on investments in bonds of $6,033 and $(7,373), respectively.

The Local Partnerships’ net loss of approximately $1,998,000 for the nine months ended September 30, 2007 was attributable to rental and other revenue of approximately $9,309,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,403,000 and approximately $2,904,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $2,188,000 for the nine months ended September 30, 2006 was attributable to rental and other revenue of approximately $9,648,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,741,000 and approximately $3,095,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. Through December 31, 2007, none of the Local Partnerships have reported an event of recapture of Low-income Tax Credits and, as of December 31, 2007, the Compliance Period of all of the Local Partnerships had expired. It is the General Partner’s intention to sell or assign Registrant’s interests in Local Partnerships subsequent to the expiration of the respective Compliance Periods. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). In the event rents are not sufficient to cover operating expenses, Mandatory Debt Service requirements and other charges, certain general partners of the Local Partnerships (the “Local General Partners”) are obligated to provide advances to cover deficits for a certain period of time up to certain amounts (the “Deficit Guarantee”). A Local General Partner's funding of such Deficit Guarantee is dependent on its liquidity or ability to borrow the required funds. During the nine months ended September 30, 2007, revenue from operations of the Local Partnerships were generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of December 2007. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of December 2007. Westminster reported an operating deficit of approximately $71,000 for the nine months ended September 30, 2007, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Westminster has expired.

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

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner to advance funds to cover all operating deficits through the Compliance Period and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City reported an operating deficit of approximately $26,000 for the nine months ended September 30, 2007, which includes property management fees of approximately $4,000. The Local General Partner represents that payments on the mortgage and real estate taxes are current. Registrant made advances to Orange City of $15,070 during the nine months ended December 30, 2007 to fund operating deficits. Cumulative advances as of December 30, 2007 are $120,381. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Orange City has expired.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $305,000 as of September 30, 2007 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street reported an operating deficit of approximately $56,000 for the nine months ended September 30, 2007. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $40,000 for the nine months ended September 30, 2007, which includes property management fees of approximately $11,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

The terms of the partnership agreement of Christian Street Commons Associates (“Christian Street”) require the Local General Partners to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street reported an operating deficit of approximately $12,000 for the nine months ended September 30, 2007, which includes property management fees of approximately $3,000. The Local General Partners represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in the Christian Street Local Partnership, after cumulative equity losses, became zero during the year ended March 30, 1998. The Compliance Period for Christian Street has expired.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4. Controls and Procedures

As of December 30, 2007, under the direction of the Chief Executive Officer and Chief Financial Officer, Registrant evaluated the effectiveness of its disclosure controls and procedures and concluded that (i) Registrant’s disclosure controls and procedures were effective as of December 30, 2007, and (ii) there has been no change in Registrant’s internal control over financial reporting during the quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Registrant’s internal control over financial reporting.

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