Form 10-K
period 2008-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-07-10
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Registrant has no voting stock. There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. As of June 2008, there are 35,883 Units outstanding.

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

General Development of Business and Narrative Description of Business

American Tax Credit Properties III L.P. ("Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Registrant considers its activity to constitute a single industry segment.

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

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a limited partner interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole. See Item 8 below for a summary of Registrant's operations.

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

Item 1A. Risk Factors (continued)

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

Limited partners may not be able to use all of the carried forward Low-income Tax Credits.

While a limited exception is provided for Low-income Tax Credits in the case of individuals, tax losses and credits allocated to a limited partner who is an individual, trust, estate or personal service corporation generally may be used to reduce the limited partner’s tax liability only to the extent that such liability arises from passive activities. Therefore, tax losses and credits allocated to such a limited partner are not expected to be available to offset tax liabilities that arise from salaries, dividends and interest and other forms of income. In addition, Low-income Tax Credits cannot be used to offset alternative minimum tax. Accordingly, there is no guarantee that limited partners will be able to utilize all of the carried forward Low-income Tax Credits.

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

Not applicable

Item 2. Properties

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. See discussion above in Item 1A - Risk Factors regarding the Compliance Periods of the Local Partnerships. Also as noted above, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. Through December 31, 2007, none of the Local Partnerships have suffered an event of recapture of Low-income Tax Credits and, as of December 31, 2007, the Compliance Period of all of the Local Partnerships has expired.

Although Registrant generally owns a 98.9%-99% limited partner interest ("Local Partnership Interest") in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”)	65.95	33.05
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of subsidies on page 9). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2. Properties (continued)

				Mortgage
Name of Local Partnership	Number of			loans payable as of		Subsidy
Name of apartment complex	rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2007		footnotes)

April Gardens Apartments II Limited Partnership April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$1,940,817		(1b&c	)

Ashland Park Apartments, L.P. Ashland Park Apartments Ashland, Nebraska	24	235,732		1,007,252		(1b&c	)

Auburn Family, L.P. Auburn Apartments Louisville, Mississippi	16	95,412		444,579		(1b&c	)

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	239,716	(2)	1,402,915		(1b	)

Bay Springs Elderly, L.P. Bay Springs Manor Bay Springs, Mississippi	24	208,820		657,811		(1b&c	)

Brisas del Mar Apartments Limited Partnership Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		2,571,899		(1b&c	)

Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	1,071,790		(1b&c	)

Carrington Limited Dividend Housing Association Limited Partnership (3), (4) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	—	(3)

Chestnut Park Associates, L.P. Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		4,461,175		(1a&g	)

Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,203,845		(1b&c	)

Christian Street Commons Associates Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		536,317		(1b	)

Item 2. Properties (continued)

			Mortgage
Name of Local Partnership	Number of		loans payable as of	Subsidy
Name of apartment complex	rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2007	footnotes)

Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183	$910,551	(1b&c	)

Desarrollos de Belen Limited Partnership Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929	1,827,079	(1b&c	)

Desarrollos de Emaus Limited Partnership Hucares II Apartments Naguabo, Puerto Rico	72	631,404	3,105,194	(1b&c	)

Ellinwood Heights Apartments, L.P. Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261	668,470	(1b&c	)

Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081	3,869,930	(1b	)

Hayes Run Limited Partnership Mashburn Gap Apartments Marshall, North Carolina	34	322,074	1,385,839	(1b&c	)

Howard L. Miller Sallisaw Apartments II, L.P. Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158	599,282	(1b&c	)

Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218	1,232,292	(1b&c	)

Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	135,528 (2)	742,126	(1b&c	)

Justin Associates Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723	2,098,457	(1a,b&g	)

LaBelle Commons, Ltd. LaBelle Commons LaBelle, Florida	32	253,580	983,627	(1b&c	)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	123,799 (2)	737,825	(1b&c	)

Item 2. Properties (continued)

			Mortgage
Name of Local Partnership	Number of		loans payable as of	Subsidy
Name of apartment complex	rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2007	footnotes)

Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865	$1,398,854	(1b&c	)

Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922	1,438,440	(1b&c	)

Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847 (2)	1,822,423	(1b&c	)

Moore Haven Commons, Ltd. Moore Haven Commons Moore Haven, Florida	28	213,402	901,752	(1b&c	)

NP-89 Limited Dividend Housing Association Limited Partnership Newport Apartments Clinton Township, Michigan	168	2,372,292	3,096,140	(1a,b&g	)

Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575	1,427,370	(1b,c&e	)

North Calhoun City, L.P. North Calhoun City Apartments Calhoun City, Mississippi	18	146,565	455,102	(1b&c	)

Orange City Plaza, Limited Partnership (5) Orange City Plaza Apartments Orange City, Iowa	32	576,472	382,467	(1f	)

Puerta del Mar Limited Partnership Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570	2,447,306	(1b&c	)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	191,512 (2)	1,116,418	(1b	)

Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	597,050 (2)	1,647,041	(1b	)

Somerset Manor, Ltd. Somerset Manor Central City, Pennsylvania	24	208,465	873,408	(1b&c	)

Sugar Cane Villas, Ltd. Sugar Cane Villas Pahokee, Florida	87	751,560	3,217,284	(1b&c	)

Item 2.	Properties (continued)

			Mortgage
Name of Local Partnership	Number		loans payable as of	Subsidy
Name of apartment complex	of rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2007	footnotes)

Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$1,488,833	(1b	)

Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) The Castle New York, New York	224	3,201,874	15,460,803	(1b	)

Union Valley Associates Limited Partnership Union Valley Apartments Union Township, Pennsylvania	36	371,589	1,407,722	(1b	)

Walnut Grove Family, L.P. Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	825,870	(1b&c	)

Waynesboro Apartments Limited Partnership Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	1,439,826	(1b	)

West Calhoun City, L.P. West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	688,096	(1b&c	)

Westminster Apartments Limited Partnership Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	1,607,972	(1b&d	)
		$29,384,966	$76,602,199

(1)	Description of subsidies:

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

(d)	The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

(e)	The Commonwealth of Massachusetts participates in a rental assistance program.

(f)	The Northwest Regional Housing Authority provides qualified tenants with a rental subsidy.

(g)	The Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2.	Properties (continued)

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to the Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2007 in Note 5 to the financial statements.

(4)
Registrant assigned its limited partner interest to one of the Local General Partners in February 2007. The combined statement of operations of the Local Partnerships for the year ended December 31, 2007 included in Note 5 to the accompanying financial statements does not include any results of operations for the Local Partnership (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(5)	Capital contribution includes voluntary advances to Local Partnership.

Item 3.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the limited partners of Registrant during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Holders

There is no established public trading market for Registrant’s Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of December 31, 2007 was approximately 1,438, holding an aggregate of 35,883 Units.

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

Distributions

Registrant owns a limited partner interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its partners. There were no cash distributions to the partners during the years ended March 30, 2008 and 2007.

Low-income Tax Credits, which are subject to various limitations, may be used by partners to offset federal income tax liabilities. Registrant generated total Low-income Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit. The Ten Year Credit Period for all of the Properties was substantially fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2007.

Recent Sales of Unregistered Securities

None

Item 6.	Selected Financial Data

The information set forth below presents selected financial data of Registrant. Additional detailed financial information is set forth in the audited financial statements included under Part II, Item 8 herein.

	Years Ended March 30,
	2008	2007	2006	2005	2004

Interest and other revenue	$82,821	$95,084	$142,837	$176,110	$193,706

Equity in loss of investment in local partnerships	$(67,384)	$(97,326)	$(162,367)	$(247,207)	$(215,731)

Gain on disposal of limited partner interests/local partnership properties	$—	$149,895	$—	$—	$—

Net loss	$(551,682)	$(431,945)	$(620,078)	$(640,259)	$(611,662)

Net loss per unit of limited partnership interest	$—	$—	$(11.44)	$(17.66)	$(16.88)

	As of March 30,
	2008	2007	2006	2005	2004

Total assets	$1,755,863	$1,967,060	$2,109,756	$2,747,749	$3,766,895

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Capital Resources and Liquidity

Registrant admitted limited partners in four closings with aggregate limited partners’ capital contributions of $35,883,000. In connection with the offering of the sale of Units, Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). The Net Proceeds were utilized in acquiring an interest in forty-three Local Partnerships.

As of March 30, 2008, Registrant has cash and cash equivalents and investments in bonds totaling $1,251,256, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. As of March 30, 2008, Registrant’s investments in bonds represent U.S. Treasury debt securities of $870,596 that matured in May 2008. Registrant acquired such investments in bonds with the intention of utilizing proceeds generated by such investments to meet its annual obligations. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.

During the year ended March 30, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds, and distributions from Local Partnerships and utilized cash for operating expenses and making voluntary advances to a Local Partnership (see discussion below under Local Partnership Matters). Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $139,000 during the year ended March 30, 2008, (which includes a net unrealized loss on investments in bonds of approximately $5,000 and the accretion of zero coupon bonds of approximately $48,000).

During the year ended March 30, 2008, the investment in local partnerships decreased as a result of Registrant’s equity in the Local Partnerships’ net loss for the year ended December 31, 2007 of $67,384 and cash distributions received from Local Partnerships of $20,000 (exclusive of distributions from Local Partnerships of $26,118 classified as other income), partially offset by voluntary advances to a Local Partnership of $15,179 (see discussion below under Local Partnership Matters). Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2008 include cumulative deferred administration fees and management fees of $3,161,968.

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

Registrant’s operations for the years ended March 30, 2008, 2007, and 2006 resulted in net losses of $551,682, $431,945, and $620,078, respectively. The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to a gain of approximately $150,000 recognized in fiscal 2007 in connection with Registrant’s disposal of its interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”), partially offset by a decrease in equity in loss of investment in local partnerships of approximately $30,000, which decrease is the result of a decrease in voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships, partially offset by an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance. The decrease in net loss from fiscal 2006 to fiscal 2007 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $65,000, which decrease is primarily the result of an increase in the nonrecognition of losses in accordance with the equity method of accounting, and a gain of approximately $150,000 recognized in fiscal 2007 in connection with Registrant’s disposal of its interest in Carrington.

The Local Partnerships’ net loss of approximately $2,712,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,938,000 and interest on non-mandatory debt of approximately $392,000, and does not include required principal payments on permanent mortgages of approximately $826,000. The Local Partnerships’ net loss of approximately $2,975,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $4,160,000 and interest on non-mandatory debt of approximately $385,000, and does not include required principal payments on permanent mortgages of approximately $846,000. The Local Partnerships’ net loss of approximately $2,753,000 for the year ended December 31, 2005 includes depreciation and amortization expense of approximately $4,124,000 and interest on non-mandatory debt of approximately $374,000, and does not include required principal payments on permanent mortgages of approximately $882,000. The results of operations of the Local Partnerships for the year ended December 31, 2007 are not necessarily indicative of the results that may be expected in future periods.

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"). The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the year ended December 31, 2007, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner of Westminster to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of June 2008. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2008. Westminster incurred an operating deficit of approximately $132,000 for the year ended December 31, 2007, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Westminster has expired.

The terms of the partnership agreement of Orange City Plaza Limited Partnership (“Orange City”) require the Local General Partner of Orange City to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Orange City incurred an operating deficit of approximately $33,000 for the year ended December 31, 2007, which includes property management fees of approximately $5,000. The Local General Partner of Orange City represents that payments on the mortgage and real estate taxes are current. Registrant made voluntary advances to Orange City of $15,179 during the year ended March 31, 2008 to fund operating deficits. Cumulative voluntary advances as of March 31, 2008 and 2007 are $120,490 and $105,311, respectively. Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and voluntary advances made by Registrant have been offset by additional equity in loss of investment in local partnerships. The Compliance Period for Orange City has expired.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $68,000 as of December 31, 2007 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required during the Compliance Period. Fulton Street incurred an operating deficit of approximately $61,000 for the year ended December 31, 2007. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners of Justin to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin incurred an operating deficit of approximately $94,000 for the ended December 31, 2007, which includes property management fees of approximately $15,000. The Local General Partners of Justin represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,790,000 as of June 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $8,000 as of June 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

The terms of the partnership agreement of Christian Street Commons Associates (“Christian Street”) require the Local General Partners of Christian Street to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street incurred an operating deficit of approximately $28,000 for the year ended December 31, 2007, which includes property management fees of approximately $4,000. The Local General Partners of Christian Street represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998. The Compliance Period for Christian Street has expired.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Contractual Obligations

As of March 30, 2008, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and Accrued Expenses (1)	$440,673	$—	$440,673	$—	$—

Payable to General Partner and Affiliates (2)	2,721,295	—	2,721,295	—	—

	$3,161,968	$—	$3,161,968	$—	$—

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

Off - Balance Sheet Arrangements

None

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant plans to adopt SFAS 157 beginning March 31, 2008. Registrant is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. Registrant does not anticipate that SFAS 141R will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. Registrant does not anticipate that SFAS 160 will have an impact on its financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with GAAP, which requires Registrant to make certain estimates and assumptions. A summary of significant accounting policies is provided in Note 1 to the financial statements. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

•	Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting since Registrant does not control the operations of a Local Partnership.

•
If the book value of Registrant’s investment in a Local Partnership exceeds the estimated value derived by management, Registrant reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. Registrant makes such assessment at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss. Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under FASB Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk

None - Registrant’s investments in bonds matured in May 2008 without any adverse market impact.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 8.  Financial Statements and Supplementary Data

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2008 and 2007, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2008. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits. As of and for the years ended March 30, 2008, 2007 and 2006, we did not audit the financial statements of certain investee partnerships, which investments represent $504,607 and $0, respectively, in total assets as of March 30, 2008 and 2007, and $52,205, $0 and $156,237, respectively, of total losses for the years ended March 30, 2008, 2007 and 2006. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2008 and 2007, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Reznick Group, P.C.

Bethesda, Maryland
July 8, 2008

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2008 AND 2007

	Notes	2008	2007

ASSETS

Cash and cash equivalents	3,9	$380,660	$164,013
Investments in bonds	4,9	870,596	1,226,235
Investment in local partnerships	5,8	504,607	576,812

		$1,755,863	$1,967,060

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$538,625	$530,807
Payable to general partner and affiliates	6,8	2,721,295	2,393,732

		3,259,920	2,924,539

Commitments and contingencies	5,8

Partners' equity (deficit)	2,4

General partner		(1,507,483)	(955,801)
Limited partners (35,883 units of limited partnership interest outstanding)
Accumulated other comprehensive income (loss), net		3,426	(1,678)

		(1,504,057)	(957,479)

		$1,755,863	$1,967,060

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	Notes	2008	2007	2006

REVENUE

Interest		$56,703	$72,044	$97,334
Other income from local partnerships		26,118	23,040	45,503

TOTAL REVENUE		82,821	95,084	142,837

EXPENSES

Administration fees - affiliate	6,8	221,540	228,313	230,571
Management fees - affiliate	6,8	221,540	228,313	230,571
Professional fees		80,084	68,965	78,597
State of New Jersey filing fees		21,412	25,667	34,337
Printing, postage and other		22,543	28,340	26,472

TOTAL EXPENSES		567,119	579,598	600,548

		(484,298)	(484,514)	(457,711)

Equity in loss of investment in local partnerships	5	(67,384)	(97,326)	(162,367)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(551,682)	(581,840)	(620,078)

Gain on disposal of limited partner interests/local partnership properties	5		149,895

NET LOSS		(551,682)	(431,945)	(620,078)

Other comprehensive income (loss), net	4	5,104	(5,270)	(51,901)

COMPREHENSIVE LOSS		$(546,578)	$(437,215)	$(671,979)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(551,682)	$(431,945)	$(209,521)
Limited partners				(410,557)

		$(551,682)	$(431,945)	$(620,078)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$—	$—	$(11.44)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	General	Limited	Accumulated Other Comprehensive
	Partner	Partners	Income (Loss), Net	Total

Partners' equity (deficit), March 30, 2005	$(314,335)	$410,557	$55,493	$151,715

Net loss	(209,521)	(410,557)		(620,078)

Other comprehensive loss, net			(51,901)	(51,901)

Partners' equity (deficit), March 30, 2006	(523,856)	—	3,592	(520,264)

Net loss	(431,945)			(431,945)

Other comprehensive loss, net			(5,270)	(5,270)

Partners' deficit, March 30, 2007	(955,801)	—	(1,678)	(957,479)

Net loss	(551,682)			(551,682)

Other comprehensive income, net			5,104	5,104

Partners' equity (deficit), March 30, 2008	$(1,507,483)	$—	$3,426	$(1,504,057)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,385	$14,109	$18,179
Cash paid for
administration fees	(15,517)	(15,553)	(248,578)
management fees	(100,000)	(159,334)	(190,479)
professional fees	(89,880)	(51,852)	(75,873)
State of New Jersey filing fees	(22,369)	(30,000)	(27,171)
printing, postage and other expenses	(3,972)	(28,340)	(24,461)

Net cash used in operating activities	(223,353)	(270,970)	(548,383)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with disposal of limited partner interests/local partnership properties		149,895
Voluntary advances to local partnerships	(15,179)	(105,311)
Cash distributions from local partnerships	46,118	33,040	55,984
Maturities/redemptions and sales of bonds	409,061	205,989	585,768

Net cash provided by investing activities	440,000	283,613	641,752

Net increase in cash and cash equivalents	216,647	12,643	93,369

Cash and cash equivalents at beginning of year	164,013	151,370	58,001

CASH AND CASH EQUIVALENTS AT END OF YEAR	$380,660	$164,013	$151,370

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$5,104	$(5,270)	$(51,901)

See reconciliation of net loss to net cash used in operating activities on page 24.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2008, 2007 AND 2006

	2008	2007	2006

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(551,682)	$(431,945)	$(620,078)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss of investment in local partnerships	67,384	97,326	162,367
Gain on disposal of limited partner interests/local partnership properties		(149,895)
Distributions from local partnerships classified as other income	(26,118)	(23,040)	(45,503)
Gain on redemptions and sales of bonds		(4,447)
Amortization of net premium on investments in bonds		927	1,423
Accretion of zero coupon bonds	(48,318)	(56,059)	(80,533)
Decrease (increase) in interest receivable		1,644	(45)
Increase in payable to general partner and affiliates	327,563	281,739	138,085
Increase (decrease) in accounts payable and accrued expenses	7,818	12,780	(104,099)

NET CASH USED IN OPERATING ACTIVITIES	$(223,353)	$(270,970)	$(548,383)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the general partner of the Partnership.

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

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership and includes such reduction in equity in loss of investment in local partnerships. A loss in value of an investment in a Local Partnership other than a temporary decline would be recorded as an impairment loss.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation No. 46 - Revised, “Consolidation of Variable Interest Entities,” because the Partnership is not considered the primary beneficiary. The Partnership’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”).

Advances made to Local Partnerships are recorded as investment in local partnerships. Such advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing. The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such voluntary advances.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership plans to adopt SFAS 157 beginning March 31, 2008. The Partnership is currently assessing what impact, if any, the adoption of SFAS 157 will have on its financial statements.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”). SFAS 141R changes the accounting for acquisitions, specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized. The standard is effective for fiscal years ending after December 15, 2008. The Partnership does not anticipate that SFAS 141R will have an impact on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries. Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position. Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement. In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity. SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements of SFAS 160 shall be applied prospectively. SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008. The Partnership does not anticipate that SFAS 160 will have an impact on its financial statements.

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

As of March 30, 2008, the Partnership has cash and cash equivalents of $380,660 that are deposited in interest bearing accounts in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”). Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions. At times, balances may exceed the insured limit.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

4.	Investments in Bonds

The Partnership carries its investments in bonds as available-for-sale because such investments are used to facilitate and provide flexibility for the Partnership's obligations, including the providing of voluntary operating advances resulting from circumstances that may arise in connection with the Local Partnerships. Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.

As of March 30, 2008, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$867,170	$3,426	$—	$870,596

As of March 30, 2007, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$399,571	$—	$(515)	$399,056
After one year through five years	828,342	—	(1,163)	827,179

	$1,227,913	$—	$(1,678)	$1,226,235

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships

As of March 30, 2008, the Partnership owns a limited partnership interest in the following Local Partnerships:

1.	April Gardens Apartments II Limited Partnership;
2.	Ashland Park Apartments, L.P.;
3.	Auburn Family, L.P.;
4.	Batesville Family, L.P.;
5.	Bay Springs Elderly, L.P.;
6.	Brisas del Mar Apartments Limited Partnership;
7.	Bruce Housing Associates, L.P.;
8.	Chestnut Park Associates, L.P.*;
9.	Chowan Senior Manor Associates Limited Partnership;
10.	Christian Street Commons Associates;
11.	Country View Apartments;
12.	Desarrollos de Belen Limited Partnership;
12.	Desarrollos de Emaus Limited Partnership;
14.	Ellinwood Heights Apartments, L.P. (“Ellinwood Heights”);
15.	Fulton Street Houses Limited Partnership;
16.	Hayes Run Limited Partnership;
17.	Howard L. Miller Sallisaw Apartments II, L.P.;
18.	Hurlock Meadow Limited Partnership;
29.	Ivy Family, L.P.;
20.	Justin Associates;
21.	LaBelle Commons, Ltd.;
22.	Lawrence Road Properties, Ltd.;
23.	Loma Del Norte Limited Partnership;
24.	Long Reach Associates Limited Partnership;
25.	Mirador del Toa Limited Partnership;
26.	Moore Haven Commons, Ltd.;
27.	NP-89 Limited Dividend Housing Association Limited Partnership;
28.	Nash Hill Associates, Limited Partnership;
29.	North Calhoun City, L.P.;
30.	Orange City Plaza, Limited Partnership (“Orange City”);
31.	Puerta del Mar Limited Partnership;
32.	Purvis Heights Properties, L.P.;
33.	Queen Lane Investors (“Queen Lane”);
34.	Somerset Manor, Ltd.;
35.	Sugar Cane Villas, Ltd.;
36.	Summerfield Apartments Limited Partnership;
37.	Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates)*;
38.	Union Valley Associates Limited Partnership;
39.	Walnut Grove Family, L.P.;
40.	Waynesboro Apartments Limited Partnership;
41.	West Calhoun City, L.P.; and
42.	Westminster Apartments Limited Partnership (“Westminster”).

*	An affiliate of the General Partner is a general partner or special limited partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% limited partner interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in the following Local Partnerships:

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

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations. Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2008 the Partnership is committed to make capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership and all of which has been paid. As of December 31, 2007, the Local Partnerships have outstanding mortgage loans payable totaling approximately $76,602,000 and accrued interest payable on such loans totaling approximately $5,833,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $2,461,655, $2,668,471, and $2,360,295 for the years ended December 31, 2007, 2006 and 2005, respectively, as reflected in the combined statements of operations of the Local Partnerships reflected herein Note 5.

Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of June 2008. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2008. The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,790,000 as of June 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $8,000 as of June 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The Partnership made voluntary advances of $15,179 and $105,311 to Orange City for the years ended March 30, 2008 and 2007, respectively, to fund operating deficits. Cumulative voluntary advances as of March 30, 2008 and 2007 are $120,490 and $105,311, respectively. The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and voluntary advances made by the Partnership have been recorded as investment in local partnerships and have been offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

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

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are reflected on pages 32 and 33, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2007 and 2006 are as follows:

	2007	2006

ASSETS

Cash and cash equivalents	$1,432,375	$1,575,290
Rents receivable	570,510	464,095
Escrow deposits and reserves	4,735,459	5,591,786
Land	3,710,215	3,910,215
Buildings and improvements (net of accumulated depreciation of $62,997,117 and $63,114,230)	48,507,023	54,101,042
Intangible assets (net of accumulated amortization of $575,345 and $607,723)	289,390	415,653
Other assets	1,292,657	1,273,041

	$60,537,629	$67,331,122

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,497,839	$2,202,753
Due to related parties	4,792,214	5,284,304
Mortgage loans	76,602,199	80,524,806
Accrued interest	5,833,343	5,428,098
Other liabilities	807,713	818,280

	89,533,308	94,258,241
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	26,588,807	28,758,986
Cumulative loss	(24,774,055)	(26,881,391)

	1,814,752	1,877,595

General partners and other limited partners
Capital contributions, net of distributions	(1,402,781)	(438,848)
Cumulative loss	(29,407,650)	(28,365,866)

	(30,810,431)	(28,804,714)

	(28,995,679)	(26,927,119)

	$60,537,629	$67,331,122

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

REVENUE

Rental	$11,813,515	$12,260,770	$11,969,192
Interest and other	384,392	398,638	681,809

TOTAL REVENUE	12,197,907	12,659,408	12,651,001

EXPENSES

Administrative	2,684,920	2,831,638	2,720,218
Utilities	1,785,113	1,784,166	1,581,055
Operating and maintenance	3,009,870	2,983,376	3,031,326
Taxes and insurance	1,232,301	1,283,973	1,269,953
Financial	2,260,472	2,590,917	2,677,462
Depreciation and amortization	3,937,524	4,160,276	4,123,905

TOTAL EXPENSES	14,910,200	15,634,346	15,403,919

NET LOSS	$(2,712,293)	$(2,974,938)	$(2,752,918)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(67,384)	$(97,326)	$(156,237)
General partners and other limited partners, which includes $2,461,655, $2,668,471 and $2,360,295 of Partnership loss in excess of investment	(2,644,909)	(2,877,612)	(2,596,681)

	$(2,712,293)	$(2,974,938)	$(2,752,918)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Partnership's equity in loss for the year ended December 31, 2007		Adjustment to carrying value during the year ended March 30, 2008	Cash distributions received during the year ended March 30, 2008 (3)	Investment in Local Partnership balance as of March 30, 2008

April Gardens Apartments II Limited Partnership	$—	$—	$—	(1)	$—	$—	$—
Ashland Park Apartments, L.P.	—	—	—	(1)	—	—	—
Auburn Family, L.P.	—	—	—	(1)	—	—	—
Batesville Family, L.P.	—	—	—	(1)	—	—	—
Bay Springs Elderly, L.P.	—	—	—	(1)	—	—	—
Brisas del Mar Apartments Limited Partnership	—	—	—	(1)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(1)	—	—	—
Chestnut Park Associates, L.P.	—	—	—	(1)	—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	—	(1)	—	—	—
Christian Street Commons Associates	—	—	—	(1)	—	—	—
Country View Apartments	—	—	—	(1)	—	—	—
Desarrollos de Belen Limited Partnership	—	—	—	(1)	—	—	—
Desarrollos de Emaus Limited Partnership	—	—	—	(1)	—	—	—
Ellinwood Heights Apartments, L.P.	—	—	—	(1)	—	—	—
Fulton Street Houses Limited Partnership	—	—	—	(1)	—	—	—
Hayes Run Limited Partnership	—	—	—	(1)	—	—	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	—	(1)	—	—	—
Hurlock Meadow Limited Partnership	—	—	—	(1)	—	—	—
Ivy Family, L.P.	—	—	—	(1)	—	—	—
Justin Associates	—	—	—	(1)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(1)	—	—	—
Labelle Commons, Ltd.	—	—	—	(1)	—	—	—
Loma Del Norte Limited Partnership	—	—	—	(1)	—	—	—
Long Reach Associates Limited Partnership	—	—	—	(1)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(1)	—	—	—
Moore Haven Commons, Ltd.	—	—	—	(1)	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	576,812	—	(52,205)		—	(20,000)	504,607
Nash Hill Associates, Limited Partnership	—	—	—	(1)	—	—	—
North Calhoun City, L.P.	—	—	—	(1)	—	—	—
Orange City Plaza, Limited Partnership	—	15,179	(15,179	)(2)	—	—	—
Puerta del Mar Limited Partnership	—	—	—	(1)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(1)	—	—	—
Queen Lane Investors	—	—	—	(1)	—	—	—
Somerset Manor, Ltd.	—	—	—	(1)	—	—	—
Sugar Cane Villas, Ltd.	—	—	—	(1)	—	—	—
Summerfield Apartments Limited Partnership	—	—	—	(1)	—	—	—
Sydney Engel Associates L.P.	—	—	—	(1)	—	—	—
Union Valley Associates Limited Partnership	—	—	—	(1)	—	—	—
Walnut Grove Family, L.P.	—	—	—	(1)	—	—	—
Waynesboro Apartments Limited Partnership	—	—	—	(1)	—	—	—
West Calhoun City, L.P.	—	—	—	(1)	—	—	—
Westminster Apartments Limited Partnership	—	—	—	(1)	—	—	—
	$576,812	$15,179	$(67,384)		$—	$(20,000)	$504,607

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	The total excludes $26,118 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2007 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2006	Investments (voluntary advances) during the year ended March 30, 2007	Partnership's equity in income (loss) for the year ended December 31, 2006		Adjustment to carrying value during the year ended March 30, 2007	Cash distributions received during the year ended March 30, 2007 (3)	Investment in Local Partnership balance as of March 30, 2007

April Gardens Apartments II Limited Partnership	$—	$—	$—	(1)	$—	$—	$—
Ashland Park Apartments, L.P.	—	—	—	(1)	—	—	—
Auburn Family, L.P.	—	—	—	(1)	—	—	—
Batesville Family, L.P.	—	—	—	(1)	—	—	—
Bay Springs Elderly, L.P.	—	—	—	(1)	—	—	—
Brisas del Mar Apartments Limited Partnership	—	—	—	(1)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(1)	—	—	—
Carrington Limited Dividend Housing Association Limited Partnership	—	—	—	(1)	—	—	—
Chestnut Park Associates, L.P.	—	—	—	(1)	—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	—	(1)	—	—	—
Christian Street Commons Associates	—	—	—	(1)	—	—	—
Country View Apartments	—	—	—	(1)	—	—	—
Desarrollos de Belen Limited Partnership	—	—	—	(1)	—	—	—
Desarrollos de Emaus Limited Partnership	—	—	—	(1)	—	—	—
Ellinwood Heights Apartments, L.P.	—	—	—	(1)	—	—	—
Fulton Street Houses Limited Partnership	—	—	—	(1)	—	—	—
Hayes Run Limited Partnership	—	—	—	(1)	—	—	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	—	(1)	—	—	—
Hurlock Meadow Limited Partnership	—	—	—	(1)	—	—	—
Ivy Family, L.P.	—	—	—	(1)	—	—	—
Justin Associates	—	—	—	(1)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(1)	—	—	—
Labelle Commons, Ltd.	—	—	—	(1)	—	—	—
Loma Del Norte Limited Partnership	—	—	—	(1)	—	—	—
Long Reach Associates Limited Partnership	—	—	—	(1)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(1)	—	—	—
Moore Haven Commons, Ltd.	—	—	—	(1)	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	578,827	—	7,985		—	(10,000)	576,812
Nash Hill Associates, Limited Partnership	—	—	—	(1)	—	—	—
North Calhoun City, L.P.	—	—	—	(1)	—	—	—
Orange City Plaza, Limited Partnership	—	105,311	(105,311	)(2)	—	—	—
Puerta del Mar Limited Partnership	—	—	—	(1)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(1)	—	—	—
Queen Lane Investors	—	—	—	(1)	—	—	—
Somerset Manor, Ltd.	—	—	—	(1)	—	—	—
Sugar Cane Villas, Ltd.	—	—	—	(1)	—	—	—
Summerfield Apartments Limited Partnership	—	—	—	(1)	—	—	—
Sydney Engel Associates L.P.	—	—	—	(1)	—	—	—
Union Valley Associates Limited Partnership	—	—	—	(1)	—	—	—
Walnut Grove Family, L.P.	—	—	—	(1)	—	—	—
Waynesboro Apartments Limited Partnership	—	—	—	(1)	—	—	—
West Calhoun City, L.P.	—	—	—	(1)	—	—	—
Westminster Apartments Limited Partnership	—	—	—	(1)	—	—	—
	$578,827	$105,311	$(97,326)		$—	$(10,000)	$576,812

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)
The total excludes $23,040 of distributions received classified as other income from local partnerships and $149,895 received in connection with disposal of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,940,817	$39,984	$2,554,215	$(1,710,647)
Ashland Park Apartments, L.P.	1,007,252	50,160	1,276,935	(785,001)
Auburn Family, L.P.	444,579	20,000	666,684	(306,420)
Batesville Family, L.P.	1,402,915	52,000	1,882,647	(941,357)
Bay Springs Elderly, L.P.	657,811	38,000	933,986	(451,636)
Brisas del Mar Apartments Limited Partnership	2,571,899	100,280	3,488,197	(2,306,527)
Bruce Housing Associates, L.P.	1,071,790	16,000	1,630,448	(915,851)
Chestnut Park Associates, L.P.	4,461,175	781,700	8,693,011	(5,264,153)
Chowan Senior Manor Associates Limited Partnership	1,203,845	86,101	1,578,917	(971,012)
Christian Street Commons Associates	536,317	—	7,545	(2,455)
Country View Apartments	910,551	35,698	1,289,750	(522,313)
Desarrollos de Belen Limited Partnership	1,827,079	96,190	2,519,166	(1,290,216)
Desarrollos de Emaus Limited Partnership	3,105,194	214,000	4,046,102	(1,992,899)
Ellinwood Heights Apartments, L.P.	668,470	10,000	1,009,768	(421,737)
Fulton Street Houses Limited Partnership	3,869,930	2	5,983,089	(3,454,435)
Hayes Run Limited Partnership	1,385,839	85,060	1,694,620	(731,324)
Howard L. Miller Sallisaw Apartments II, L.P.	599,282	39,000	802,984	(307,250)
Hurlock Meadow Limited Partnership	1,232,292	49,525	1,639,842	(976,382)
Ivy Family, L.P.	742,126	11,000	1,229,842	(675,888)
Justin Associates	2,098,457	27,472	4,372,042	(2,548,404)
LaBelle Commons, Ltd.	983,627	98,947	1,263,737	(684,544)
Lawrence Road Properties, Ltd.	737,825	50,000	982,221	(485,093)
Loma Del Norte Limited Partnership	1,398,854	84,874	1,956,291	(833,781)
Long Reach Associates Limited Partnership	1,438,440	118,446	1,939,212	(867,365)
Mirador del Toa Limited Partnership	1,822,423	105,000	2,374,461	(1,587,968)
Moore Haven Commons, Ltd.	901,752	73,645	1,199,226	(750,140)
NP-89 Limited Dividend Housing Association Limited Partnership	3,096,140	150,000	7,897,442	(4,639,591)
Nash Hill Associates, Limited Partnership	1,427,370	123,876	1,781,667	(780,485)
North Calhoun City, L.P.	455,102	12,000	670,388	(343,399)
Orange City Plaza, Limited Partnership	382,467	53,904	1,051,852	(501,977)
Puerta del Mar Limited Partnership	2,447,306	115,000	3,247,655	(2,119,365)
Purvis Heights Properties, L.P.	1,116,418	47,000	1,589,723	(722,590)
Queen Lane Investors	1,647,041	60,301	2,841,369	(1,729,552)
Somerset Manor, Ltd.	873,408	53,383	1,130,381	(694,719)
Sugar Cane Villas, Ltd.	3,217,284	58,500	4,093,772	(2,548,464)
Summerfield Apartments Limited Partnership	1,488,833	195,411	2,790,670	(1,113,291)
Sydney Engel Associates L.P.	15,460,803	284,305	20,286,434	(12,240,962)
Union Valley Associates Limited Partnership	1,407,722	97,800	1,758,877	(756,799)
Walnut Grove Family, L.P.	825,870	30,000	1,117,674	(582,642)
Waynesboro Apartments Limited Partnership	1,439,826	76,000	1,794,917	(795,610)
West Calhoun City, L.P.	688,096	18,000	1,182,875	(568,170)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,253,506	(1,074,703)
	$76,602,199	$3,710,215	$111,504,140	$(62,997,117)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2006 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,950,265	$39,984	$2,509,656	$(1,610,646)
Ashland Park Apartments, L.P.	1,012,345	50,160	1,270,002	(734,965)
Auburn Family, L.P.	448,594	20,000	592,581	(292,150)
Batesville Family, L.P.	1,408,946	52,000	1,871,107	(893,995)
Bay Springs Elderly, L.P.	660,822	38,000	933,986	(427,834)
Brisas del Mar Apartments Limited Partnership	2,585,595	100,280	3,407,603	(2,161,762)
Bruce Housing Associates, L.P.	1,077,661	16,000	1,609,710	(860,809)
Carrington Limited Dividend Housing Association Limited Partnership	3,123,538	200,000	6,617,582	(3,988,180)
Chestnut Park Associates, L.P.	4,574,324	781,700	8,700,511	(4,949,265)
Chowan Senior Manor Associates Limited Partnership	1,212,836	86,101	1,530,162	(915,320)
Christian Street Commons Associates	547,872	—	7,545	(2,181)
Country View Apartments	914,962	35,698	1,280,230	(486,312)
Desarrollos de Belen Limited Partnership	1,835,769	96,190	2,519,166	(1,207,344)
Desarrollos de Emaus Limited Partnership	3,119,964	214,000	4,046,102	(1,858,909)
Ellinwood Heights Apartments, L.P.	671,724	10,000	1,002,504	(386,866)
Fulton Street Houses Limited Partnership	3,869,930	2	5,978,435	(3,229,747)
Hayes Run Limited Partnership	1,392,485	85,060	1,686,732	(664,244)
Howard L. Miller Sallisaw Apartments II, L.P.	602,039	39,000	737,883	(290,422)
Hurlock Meadow Limited Partnership	1,238,575	49,525	1,633,277	(912,452)
Ivy Family, L.P.	750,706	11,000	1,121,325	(639,336)
Justin Associates	2,114,932	27,472	4,372,042	(2,389,118)
LaBelle Commons, Ltd.	988,498	98,947	1,263,737	(636,268)
Lawrence Road Properties, Ltd.	741,086	50,000	973,606	(459,758)
Loma Del Norte Limited Partnership	1,405,307	84,874	1,931,832	(777,628)
Long Reach Associates Limited Partnership	1,445,189	118,446	1,924,333	(817,226)
Mirador del Toa Limited Partnership	1,832,459	105,000	2,364,101	(1,512,129)
Moore Haven Commons, Ltd.	906,141	73,645	1,199,226	(707,695)
NP-89 Limited Dividend Housing Association Limited Partnership	3,282,877	150,000	7,849,324	(4,347,376)
Nash Hill Associates, Limited Partnership	1,434,317	123,876	1,762,654	(729,890)
North Calhoun City, L.P.	460,664	12,000	670,388	(328,626)
Orange City Plaza, Limited Partnership	393,027	53,904	1,051,852	(477,983)
Puerta del Mar Limited Partnership	2,460,339	115,000	3,157,525	(1,984,119)
Purvis Heights Properties, L.P.	1,121,965	47,000	1,571,653	(688,618)
Queen Lane Investors	1,647,041	60,301	2,840,568	(1,622,323)
Somerset Manor, Ltd.	877,468	53,383	1,126,905	(654,492)
Sugar Cane Villas, Ltd.	3,232,530	58,500	4,093,772	(2,402,442)
Summerfield Apartments Limited Partnership	1,532,337	195,411	2,775,519	(1,043,241)
Sydney Engel Associates L.P.	15,649,510	284,305	20,263,692	(11,466,992)
Union Valley Associates Limited Partnership	1,414,313	97,800	1,758,877	(713,845)
Walnut Grove Family, L.P.	829,424	30,000	1,074,112	(553,737)
Waynesboro Apartments Limited Partnership	1,447,008	76,000	1,794,917	(751,140)
West Calhoun City, L.P.	701,450	18,000	1,104,158	(539,046)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,234,380	(997,799)
	$80,524,806	$3,910,215	$117,215,272	$(63,114,230)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2007 is as follows:

	Balance as of December 31, 2006	Net change during the year ended December 31, 2007	Balance as of December 31, 2007

Land	$3,910,215	$(200,000)	$3,710,215
Buildings and improvements	117,215,272	(5,711,132)	111,504,140
	121,125,487	(5,911,132)	115,214,355
Accumulated depreciation	(63,114,230)	117,113	(62,997,117)
	$58,011,257	$(5,794,019)	$52,217,238

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2008, 2007 and 2006 the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2008		2007		2006
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$100,000	$221,540	$159,334	$228,313	$190,479	$230,571

Administration fees (see Note 8)	15,517	221,540	15,553	228,313	132,578	230,571

For the years ended December 31, 2007, 2006 and 2005, the Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Local Partnerships:

	2007		2006		2005
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$42,128	$40,010	$42,371	$40,010	$39,220	$40,010

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2008, 2007 and 2006 to the tax return net loss for the years ended December 31, 2007, 2006 and 2005 is as follows:

	2008	2007	2006

Financial statement net loss for the years ended March 30, 2008, 2007 and 2006	$(551,682)	$(431,945)	$(620,078)

Add (less) net transactions occurring between
January 1, 2005 and March 30, 2005	—	—	(90,683)
January 1, 2006 and March 30, 2006	—	(124,512)	124,512
January 1, 2007 and March 30, 2007	17,889	(17,889)	—
January 1, 2008 and March 30, 2008	125,165	—	—

Adjusted financial statement net loss for the years ended December 31, 2007, 2006 and 2005	(408,628)	(574,346)	(586,249)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	314,014	140,632	139,790

Differences arising from equity in loss of investment in local partnerships	(2,639,301)	(2,538,962)	(2,621,397)

Other income from local partnerships	(18,776)	(8,384)	(39,332)

Other differences	15,876	(18,185)	(144)

Tax return net loss for the years ended December 31, 2007, 2006 and 2005	$(2,466,815)	$(2,999,245)	$(3,107,332)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2007 and 2006 are as follows:

	2007	2006

Investment in local partnerships - financial reporting	$504,607	$576,812
Investment in local partnerships - tax	(23,584,237)	(21,111,854)

	$24,088,844	$21,688,666

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (“Management Fee”) and an annual additional management fee (“Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets"). The Partnership incurred a Management Fee of $155,078, $159,819, and $161,400 for the years ended March 30, 2008, 2007 and 2006, respectively. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Management Fee of $66,462, $68,494 and $69,171 for the years ended March 30, 2008, 2007 and 2006, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations. Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,355,978 and $1,234,438 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (“Administration Fee”) and an annual additional administration fee (“Additional Administration Fee”) for administrative services provided to the Partnership. The Partnership incurred an Administration Fee of $155,078, $159,819, and $161,400 for the years ended March 30, 2008, 2007 and 2006, respectively. The annual Additional Administration Fee is equal to .06% of Invested Assets. The Partnership incurred an Additional Administration Fee of $66,462, $68,494 and $69,171 for the years ended March 30, 2008, 2007 and 2006, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $440,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2008 and 2007. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $1,365,317 and $1,159,294 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2008 and 2007, respectively.

The rents of the Properties, many of which receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8"), are subject to specific laws, regulations and agreements with federal and state agencies. The subsidy agreements expire at various times. Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies. Three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

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

The estimated fair value of the Partnership's financial instruments as of March 30, 2008 and 2007 are disclosed elsewhere in the financial statements.

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2008

Total revenue	$26,521	$17,450	$16,344	$22,506

Total expenses	(142,623)	(133,311)	(143,514)	(147,671)

Equity in income (loss) of investment in local partnerships	1,563	23,786	5,841	(98,574)

Net loss	(114,539)	(92,075)	(121,329)	(223,739)

Net loss per unit of limited partnership interest	—	—	—	—

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2008, 2007 AND 2006

10.	Quarterly Financial Information - Unaudited (continued)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2007

Total revenue	$39,254	$29,554	$11,411	$14,865

Total expenses	(152,922)	(134,314)	(146,491)	(145,871)

Equity in income (loss) of investment in local partnerships	(53,754)	(6,252)	(60,585)	23,265

Gain on disposal limited partner interests/local partnership properties	—	—	—	149,895

Net income (loss)	(167,422)	(111,012)	(195,665)	42,154

Net income (loss) per unit of limited partnership interest	—	—	—	—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A. Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed by Registrant in reports that Registrant files or submits under the Exchange Act is recorded, processed, summarized and timely reported as provided in SEC rules and forms. Registrant periodically reviews the design and effectiveness of its disclosure controls and procedures, including compliance with various laws and regulations that apply to its operations. Registrant makes modifications to improve the design and effectiveness of its disclosure controls and procedures, and may take other corrective action, if its reviews identify a need for such modifications or actions. In designing and evaluating the disclosure controls and procedures, Registrant recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2008.

Item 9A(T). Management’s Annual Report on Internal Control over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2008.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report on Form 10-K.

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Neal Ludeke, age 50, is a Vice President and the Treasurer of Richman Housing. Mr. Ludeke, the Treasurer of Richman Group, is engaged primarily in the syndication, asset management and finance operations of Richman Group. In addition, Mr. Ludeke is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing. Mr. Ludeke's responsibilities in connection with RAM include various partnership management functions.

Gina K. Dodge, age 52, is the Secretary of Richman Housing. Ms. Dodge is a Vice President and the Secretary of Richman Group. As the Director of Investor Services, Ms. Dodge is responsible for communications with investors.

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

Item 11. Executive Compensation

Registrant has no officers or directors. Registrant does not pay the officers or director of Richman Housing any compensation and did not pay any such compensation during the year ended March 30, 2008 or during the prior two fiscal years. During the year ended March 30, 2008 and during the prior two fiscal years, Richman Housing did not pay any compensation to any of its officers or its director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.8% of all such Units. As of December 31, 2007, no person or entity, other than JJJ Fund, LLC and an affiliate, was known by Registrant to be the beneficial owner of more than five percent of the Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13. Certain Relationships and Related Transactions

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.

The net taxable loss generated by Registrant during the year ended December 31, 2007 allocated to the General Partner was $24,668. The net taxable loss generated by the General Partner during the year ended December 31, 2007 (from the allocation of Registrant discussed above) and allocated to Richman Housing was $19,939.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partner and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of the Richman Housing for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the year ended March 30, 2008.

Item 14. Principal Accountant Fees and Services

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2008 and 2007:

	2008	2007

Audit Fees	$50,250	$50,000
Audit-Related Fees	—	—
Tax Fees	$10,500	$10,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2008 and 2007.

The audit committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the audit committee.

The audit committee approved all fiscal 2008 and 2007 principal accountant fees and services.

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

(3) Exhibits

	Exhibit	Incorporated by Reference to

10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

	Exhibit	Incorporated by Reference to

10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

	Exhibit	Incorporated by Reference to

10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

	Exhibit	Incorporated by Reference to

10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report dated December 31, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

	Exhibit	Incorporated by Reference to

10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report dated March 30, 1999 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report dated March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report dated December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report dated September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

	Exhibit	Incorporated by Reference to

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 20 through 31, 44 through 71 and 78 through 80 of Prospectus filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 28.0 to Form 10-K Report dated March 30, 1990 (File No. 33-31390)

99.2	Pages 14 through 19 of Prospectus filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 28.1 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.3	Supplement No. 1 dated June 6, 1990 to Prospectus	Exhibit 28.2 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.4	Supplement No. 2 dated November 21, 1990 to Prospectus	Exhibit 28.3 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.5	Supplement No. 3 dated December 20, 1990 to Prospectus	Exhibit 28.4 to Form 10-K Report dated March 30, 1991 (File No. 33-31390)

99.6	Supplement No. 4 dated October 30, 1991 to Prospectus	Exhibit 28.5 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

99.7	Supplement No. 5 dated December 26, 1991 to Prospectus	Exhibit 28.6 to Form 10-K Report dated March 30, 1992 (File No. 33-31390)

99.8	Supplement No. 6 dated January 15, 1992 to Prospectus	Exhibit 28.7 to Form 10-K Report dated March 30, 1990 (File No. 33-31390)

99.9	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

99.10	Independent Auditor’s Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

	Exhibit	Incorporated by Reference to

99.11	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report dated March 30, 2005 (File No. 33-31390)

99.12	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report dated March 30, 2006 (File No. 33-31390)

99.13	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report dated March 30, 2006 (File No. 33-31390)

99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report dated March 30, 2007 (File No. 33-31390)

*99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P.,
General Partner

	By:	Richman Housing Credits Inc.,
general partner

Dated: July 10, 2008	/s/ David Salzman
David Salzman
Chief Executive Officer

Dated: July 10, 2008	/s/ Neal Ludeke
Neal Ludeke
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Salzman	Chief Executive Officer of the general	July 10, 2008
(David Salzman)	partner of the General Partner

/s/ Neal Ludeke	Chief Financial Officer of the general	July 10, 2008
(Neal Ludeke)	partner of the General Partner

/s/ Richard Paul Richman	Director of the general partner of the	July 10, 2008
(Richard Paul Richman)	General Partner