Form 10-Q
period 2008-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-08-13
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐Accelerated Filer ☐Non-Accelerated Filer ☐Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

There are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

		June 29,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$1,237,909	$380,660
Investments in bonds			870,596
Prepaid expenses		5,021
Investment in local partnerships	2	490,993	504,607

		$1,733,923	$1,755,863

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$542,351	$538,625
Payable to general partner and affiliates		2,829,478	2,721,295

		3,371,829	3,259,920

Commitment and contingencies	2,3

Partners’ equity (deficit)

General partner		(1,637,906)	(1,507,483)
Limited partners (35,883 units of limited partnership interest outstanding)		—	—
Accumulated other comprehensive income, net		—	3,426

		(1,637,906)	(1,504,057)

		$1,733,923	$1,755,863

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	Notes	2008	2007

REVENUE

Interest		$8,450	$15,769
Other income from local partnerships		21,610	10,752

TOTAL REVENUE		30,060	26,521

EXPENSES

Administration fees		55,385	55,285
Management fees		55,385	55,285
Professional fees		27,846	20,738
State of New Jersey filing fee		5,021	6,667
Printing, postage and other		3,232	4,648

TOTAL EXPENSES		146,869	142,623

		(116,809)	(116,102)

Equity in income (loss) of investment in local partnerships	2	(13,614)	1,563

NET LOSS		(130,423)	(114,539)

Other comprehensive loss, net		(3,426)	(602)

COMPREHENSIVE LOSS		$(133,849)	$(115,141)

NET LOSS ATTRIBUTABLE TO

General partner		$(130,423)	$(114,539)
Limited partners		—	—

		$(130,423)	$(114,539)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$3,620	$1,459
Cash paid for
administration fees	(2,587)	(3,779)
management fees		(99,900)
professional fees	(15,121)	(5,289)
State of New Jersey filing fee	(20,412)	(11,290)
printing, postage and other expenses	(1,861)	(2,148)

Net cash used in operating activities	(36,361)	(120,947)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds	872,000
Voluntary advances to local partnerships		(15,000)
Cash distributions from local partnerships	21,610	10,752

Net cash provided by (used in) investing activities	893,610	(4,248)

Net increase (decrease) in cash and cash equivalents	857,249	(125,195)

Cash and cash equivalents at beginning of period	380,660	164,013

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,237,909	$38,818

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net	$(3,426)	$(602)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (continued)
THREE MONTHS ENDED JUNE 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(130,423)	$(114,539)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	13,614	(1,563)
Distributions from local partnerships classified as other income	(21,610)	(10,752)
Accretion of zero coupon bonds	(4,830)	(14,310)
Increase in prepaid expenses	(5,021)
Increase in payable to general partner and affiliates	108,183	6,891
Increase in accounts payable and accrued expenses	3,726	13,326

NET CASH USED IN OPERATING ACTIVITIES	$(36,361)	$(120,947)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2008 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership has adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

The Partnership adopted SFAS 157 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which the Partnership has not applied the provisions of SFAS 157 include investment in local partnerships, which is accounted for under the equity method of accounting.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis as of June 29, 2008 include cash and cash equivalents of $1,237,909 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership owns limited partner interests in forty-two Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership. As of June 29, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $76,397,000 and accrued interest payable on such loans totaling approximately $5,945,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the three months ended June 29, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$504,607

Equity in loss of investment in local partnerships	(13,614	)*

Cash distributions received from Local Partnerships	(21,610)

Cash distributions from Local Partnerships classified as other income	21,610

Investment in local partnerships as of June 29, 2008	$490,993

* Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $595,336 for the three months ended March 31, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

Westminster Apartments Limited Partnership (“Westminster”) has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of June 2008. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2008. The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,790,000 as of June 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $8,000 as of June 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of March 31, 2008 and December 31, 2007 are as follows:

	March 31,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,400,205	$1,432,375
Rents receivable	588,659	570,510
Escrow deposits and reserves	4,908,592	4,735,459
Land	3,710,215	3,710,215
Buildings and improvements (net of accumulated depreciation of $63,950,608 and $62,997,117)	47,670,350	48,507,023
Intangible assets (net of accumulated amortization of $591,875 and $575,345)	277,337	289,390
Other assets	1,357,845	1,292,657

	$59,913,203	$60,537,629

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,384,492	$1,497,839
Due to related parties	5,018,600	4,792,214
Mortgage loans	76,396,917	76,602,199
Accrued interest	5,945,333	5,833,343
Other liabilities	815,627	807,713

	89,560,969	89,533,308
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	26,588,807	26,588,807
Cumulative loss	(24,787,669)	(24,774,055)

	1,801,138	1,814,752

General partners and other limited partners
Capital contributions, net of distributions	(1,422,037)	(1,402,781)
Cumulative loss	(30,026,867)	(29,407,650)

	(31,448,904)	(30,810,431)

	(29,647,766)	(28,995,679)

	$59,913,203	$60,537,629

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
JUNE 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three months ended March 31, 2008 and 2007 are as follows:

	2008	2007

REVENUE

Rental	$3,092,348	$3,008,655
Interest and other	65,745	81,426

TOTAL REVENUE	3,158,093	3,090,081

EXPENSES

Administrative	684,516	756,091
Utilities	461,084	480,801
Operating and maintenance	800,409	742,572
Taxes and insurance	302,059	326,409
Financial	579,802	565,557
Depreciation and amortization	963,054	971,524

TOTAL EXPENSES	3,790,924	3,842,954

NET LOSS	$(632,831)	$(752,873)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(13,614)	$1,563
General partners and other limited partners, which includes $595,336 and $704,778 of Partnership loss in excess of investment	(619,217)	(754,436)

	$(632,831)	$(752,873)

The combined results of operations of the Local Partnerships for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

3.	Additional Information

Additional information, including the audited March 30, 2008 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2008 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of June 29, 2008, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the three months ended June 29, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $13,000 during the three months ended June 29, 2008 (which includes a net unrealized loss on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $5,000). Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the three months ended June 29, 2008. During the three months ended June 29, 2008, the investment in local partnerships decreased as a result of equity in the Local Partnerships’ net loss for the three months ended March 31, 2008 of $13,614. Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of June 29, 2008.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are significantly impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost, and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result, the reported equity in loss of investment in local partnerships is expected to decrease as Registrant's investment balances in the respective Local Partnerships become zero. The combined statements of operations of the Local Partnerships reflected in Note 2 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

Cumulative losses and cash distributions in excess of investment in local partnerships may result from a variety of circumstances, including a Local Partnership's accounting policies, subsidy structure, debt structure and operating deficits, among other things. In addition, the book value of Registrant’s investment in each Local Partnership (the “Local Partnership Carrying Value”) may be reduced if the Local Partnership Carrying Value is considered to exceed the estimated value derived by management. Accordingly, cumulative losses and cash distributions in excess of the investment or an adjustment to a Local Partnership’s Carrying Value are not necessarily indicative of adverse operating results of a Local Partnership. See discussion below under Local Partnership Matters regarding certain Local Partnerships currently operating below economic break even levels

Registrant’s operations for the three months ended June 29, 2008 and 2007 resulted in net losses of $130,423 and $114,539, respectively. The increase in net loss is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $15,000. Other comprehensive loss for the three months ended June 29, 2008 and 2007 resulted from a net unrealized loss on investments in bonds of $3,426 and $602, respectively. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the three months ended June 29, 2008.

The Local Partnerships’ net loss of approximately $633,000 for the three months ended March 31, 2008 was attributable to rental and other revenue of approximately $3,158,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,828,000 and approximately $963,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $753,000 for the three months ended March 31, 2007 was attributable to rental and other revenue of approximately $3,090,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $2,871,000 and approximately $972,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. It is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships now that the Compliance Periods have expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the three months ended March 31, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partner of Westminster to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of June 2008. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of August 2008. Westminster reported an operating deficit of approximately $37,000 for the three months ended March 31, 2008, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999. The Compliance Period for Westminster has expired.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,790,000 as of June 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $8,000 as of June 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001. The Compliance Period for Queen Lane has expired.

Fulton Street Houses Limited Partnership (“Fulton Street”) has an escrow of approximately $68,000 as of March 31, 2008 to cover operating deficits and there are no Mandatory Debt Service payments or real estate taxes required. Fulton Street reported an operating deficit of approximately $8,000 for the three months ended March 31, 2008. Registrant’s investment balance in Fulton Street, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Fulton Street has expired.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners of Justin to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $41,000 for the three months ended March 31, 2008, which includes property management fees of approximately $4,000. The Local General Partners of Justin represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002. The Compliance Period for Justin has expired.

The terms of the partnership agreement of Christian Street Commons Associates (“Christian Street”) require the Local General Partners of Christian Street to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street reported an operating deficit of approximately $11,000 for the three months ended March 31, 2008, which includes property management fees of approximately $4,000. The Local General Partners of Christian Street represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998. The Compliance Period for Christian Street has expired.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (“GAAP”) and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant has adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

Registrant adopted SFAS 157 as of March 31, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities. Nonrecurring nonfinancial assets and liabilities for which Registrant has not applied the provisions of SFAS 157 include investment in local partnerships, which is accounted for under the equity method of accounting.

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include: Level 1, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level 2, defined as inputs other than quoted prices for similar assets or liabilities in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Financial assets accounted for at fair value on a recurring basis as of June 29, 2008 include cash and cash equivalents of $1,237,909 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

None

Item 4T. Controls and Procedures

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2008.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: August 13, 2008	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 13, 2008	/s/Neal Ludeke
By: Neal Ludeke
Chief Financial Officer

Dated: August 13, 2008	/s/Richard Paul Richman
By: Richard Paul Richman
Director