Form 10-Q
period 2008-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2008-11-13
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2008

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

		September 29,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$1,083,494	$380,660
Investments in bonds			870,596
Investment in local partnerships	2	489,332	504,607

		$1,572,826	$1,755,863

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses		$478,562	$538,625
Payable to general partner and affiliates		2,861,369	2,721,295

		3,339,931	3,259,920

Commitment and contingencies	2,3

Partners’ equity (deficit)

General partner		(1,767,105)	(1,507,483)
Limited partners (35,883 units of limited partnership interest outstanding)		—	—
Accumulated other comprehensive income, net		—	3,426

		(1,767,105)	(1,504,057)

		$1,572,826	$1,755,863

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three Months Ended September 29,	Six Months Ended September 29,	Three Months Ended September 29,	Six Months Ended September 29,
	Notes	2008	2008	2007	2007

REVENUE

Interest		$4,363	$12,812	$15,450	$31,219
Other income from local partnerships	2	2,500	24,110	2,000	12,752

TOTAL REVENUE		6,863	36,922	17,450	43,971

EXPENSES

Administration fees		55,385	110,770	55,485	110,770
Management fees		55,385	110,770	55,485	110,770
Professional fees		15,996	43,842	16,747	37,485
State of New Jersey filing fee		5,856	10,877	4,125	10,792
Printing, postage and other		1,779	5,010	1,469	6,117

TOTAL EXPENSES		134,401	281,269	133,311	275,934

		(127,538)	(244,347)	(115,861)	(231,963)

Equity in income (loss) of investment in local partnerships	2	(1,661)	(15,275)	23,786	25,349

NET LOSS		(129,199)	(259,622)	(92,075)	(206,614)

Other comprehensive income (loss), net			(3,426)	5,115	4,513

COMPREHENSIVE LOSS		$(129,199)	$(263,048)	$(86,960)	$(202,101)

NET LOSS ATTRIBUTABLE TO

General partner		$(129,199)	$(259,622)	$(92,075)	$(206,614)
Limited partners		—	—	—	—

		$(129,199)	$(259,622)	$(92,075)	$(206,614)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$—	$—	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,982	$2,340
Cash paid for
administration fees	(6,466)	(7,758)
management fees	(75,000)	(100,000)
professional fees	(77,927)	(65,281)
State of New Jersey filing fee	(20,412)	(12,190)
printing, postage and other expenses	(21,453)	(1,117)

Net cash used in operating activities	(193,276)	(184,006)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds	872,000	409,061
Voluntary advances to local partnerships		(15,070)
Cash distributions from local partnerships	24,110	12,752

Net cash provided by investing activities	896,110	406,743

Net increase in cash and cash equivalents	702,834	222,737

Cash and cash equivalents at beginning of period	380,660	164,013

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,083,494	$386,750

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(3,426)	$4,513

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (continued)
SIX MONTHS ENDED SEPTEMBER 29, 2008 AND 2007
(UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(259,622)	$(206,614)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	15,275	(25,349)
Distributions from local partnerships classified as other income	(24,110)	(12,752)
Accretion of zero coupon bonds	(4,830)	(28,879)
Increase (decrease) in payable to general partner and affiliates	140,074	(24,194)
Increase (decrease) in accounts payable and accrued expenses	(60,063)	113,782

NET CASH USED IN OPERATING ACTIVITIES	$(193,276)	$(184,006)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods. Accordingly, the accompanying financial statements are dependent on such unaudited information. In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2008 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Partnership adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents of $1,083,494 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership owns limited partner interests in forty-two Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership and all of which has been paid. As of June 30, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $76,209,000 and accrued interest payable on such loans totaling approximately $6,066,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the six months ended September 29, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$504,607

Equity in loss of investment in local partnerships	(15,275	)*

Cash distributions received from Local Partnerships	(24,110)

Cash distributions from Local Partnerships classified as other income	24,110

Investment in local partnerships as of September 29, 2008	$489,332

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership. The amount of such excess losses applied to other partners' capital was $1,133,902 for the six months ended June 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

Westminster Apartments Limited Partnership (“Westminster”) has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of September 2008. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of November 2008. The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,813,000 as of September 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $13,000 as of September 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of June 30, 2008 and December 31, 2007 are as follows:

	June 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,360,145	$1,432,375
Rents receivable	612,140	570,510
Escrow deposits and reserves	5,185,550	4,735,459
Land	3,710,215	3,710,215
Buildings and improvements (net of accumulated depreciation of $64,887,758 and $62,997,117)	46,873,655	48,507,023
Intangible assets (net of accumulated amortization of $596,381 and $575,345)	276,101	289,390
Other assets	1,498,129	1,292,657

	$59,515,935	$60,537,629

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,567,280	$1,497,839
Due to related parties	5,158,358	4,792,214
Mortgage loans	76,208,669	76,602,199
Accrued interest	6,065,546	5,833,343
Other liabilities	758,587	807,713

	89,758,440	89,533,308

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	26,588,807	26,588,807
Cumulative loss	(24,789,330)	(24,774,055)

	1,799,477	1,814,752

General partners and other limited partners
Capital contributions, net of distributions	(1,441,963)	(1,402,781)
Cumulative loss	(30,600,019)	(29,407,650)

	(32,041,982)	(30,810,431)

	(30,242,505)	(28,995,679)

	$59,515,935	$60,537,629

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
SEPTEMBER 29, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,	Three Months Ended June 30,	Six Months Ended June 30,
	2008	2008	2007	2007

REVENUE

Rental	$3,092,014	$6,184,362	$2,987,949	$5,996,604
Interest and other	47,831	113,576	142,769	224,195

TOTAL REVENUE	3,139,845	6,297,938	3,130,718	6,220,799

EXPENSES

Administrative	692,917	1,377,433	754,201	1,510,292
Utilities	471,978	933,062	437,202	918,003
Operating and maintenance	728,672	1,529,081	759,877	1,502,449
Taxes and insurance	304,358	606,417	313,981	640,390
Financial	558,324	1,138,126	566,972	1,132,529
Depreciation and amortization	958,409	1,921,463	963,624	1,935,148

TOTAL EXPENSES	3,714,658	7,505,582	3,795,857	7,638,811

NET LOSS	$(574,813)	$(1,207,644)	$(665,139)	$(1,418,012)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$(1,661)	$(15,275)	$23,786	$25,349
General partners and other limited partners, which includes $538,566, $1,133,902, $663,517 and $1,368,295 of Partnership loss in excess of investment	(573,152)	(1,192,369)	(688,825)	(1,443,361)

	$(574,813)	$(1,207,644)	$(665,139)	$(1,418,012)

The combined results of operations of the Local Partnerships for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

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

Material Changes in Financial Condition

As of September 29, 2008, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008. Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”). During the six months ended September 29, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses. Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $168,000 during the six months ended September 29, 2008 (which includes a net unrealized loss on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $5,000). Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the six months ended September 29, 2008. During the six months ended September 29, 2008, the investment in local partnerships decreased as a result of equity in the Local Partnerships’ net loss for the six months ended June 30, 2008 of $15,275. Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of September 29, 2008.

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

Registrant’s operations for the three months ended September 29, 2008 and 2007 resulted in net losses of $129,199 and $92,075, respectively. The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $25,000, which increase is primarily attributable to a decrease in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance, partially offset by voluntary advances made to a Local Partnership in fiscal 2007 that were written off as additional equity in loss of investment in local partnerships. Other comprehensive income for the three months ended September 29, 2007 resulted from a net unrealized gain on investments in bonds of $5,115. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the three months ended June 29, 2008.

The Local Partnerships’ net loss of approximately $575,000 for the three months ended June 30, 2008 was attributable to rental and other revenue of approximately $3,140,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,757,000 and approximately $958,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $665,000 for the three months ended June 30, 2007 was attributable to rental and other revenue of approximately $3,131,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,832,000 and approximately $964,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the six months ended September 29, 2008 and 2007 resulted in net losses of $259,622 and $206,614, respectively. The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to an increase in equity in loss of investment in local partnerships of approximately $41,000, which increase is primarily attributable to a decrease in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance, partially offset by voluntary advances made to a Local Partnership in fiscal 2007 that were written off as additional equity in loss of investment in local partnerships. Other comprehensive income (loss) for the six months ended September 29, 2008 and 2007 resulted from a net unrealized gain (loss) on investments in bonds of ($3,426) and $4,513, respectively. Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured during the three months ended June 29, 2008.

The Local Partnerships’ net loss of approximately $1,207,000 for the six months ended June 30, 2008 was attributable to rental and other revenue of approximately $6,298,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,584,000 and approximately $1,921,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $1,418,000 for the six months ended June 30, 2007 was attributable to rental and other revenue of approximately $6,221,000, exceeded by operating and interest expenses (including interest on non-mandatory debt) of approximately $5,704,000 and approximately $1,935,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the six months ended June 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective has been to provide Low-income Tax Credits to limited partners generally over a ten year period. The relevant state tax credit agency has allocated each of Registrant’s Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was substantially fully exhausted by the Local Partnerships as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period"). In addition, certain of the Local Partnerships have entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period, regardless of any sale of the Properties by the Local Partnerships after the Compliance Period. The Properties must satisfy various requirements including rent restrictions and tenant income limitations (the "Low-income Tax Credit Requirements") in order to maintain eligibility for the recognition of the Low-income Tax Credit at all times during the Compliance Period. Once a Local Partnership has become eligible for the Low-income Tax Credit, it may lose such eligibility and suffer an event of recapture if its Property fails to remain in compliance with the Low-income Tax Credit Requirements. The Compliance Period of all of the Local Partnerships expired as of December 31, 2007. It is the General Partner’s intention to sell or assign Registrant’s interests in the Local Partnerships since the Compliance Periods have expired. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales and assignments.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). During the six months ended June 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service. Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees. However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster require the Local General Partner of Westminster to advance funds to cover operating deficits through the Compliance Period. Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $800,000 as of September 30 2008. The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster. There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of September 2008. Westminster reported an operating deficit of approximately $45,000 for the six months ended June 30, 2008, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month. Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,813,000 as of September 2008. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $13,000 as of September 2008. The Local General Partner of Queen Lane is examining the potential to sell the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners of Justin to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Justin reported an operating deficit of approximately $55,000 for the six months ended June 30, 2008, which includes property management fees of approximately $9,000. The Local General Partners of Justin represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002.

The terms of the partnership agreement of Christian Street Commons Associates (“Christian Street”) require the Local General Partners of Christian Street to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage. Christian Street reported an operating deficit of approximately $25,000 for the six months ended June 30, 2008, which includes property management fees of approximately $2,000. The Local General Partners of Christian Street represent that payments on the mortgage and real estate taxes are current. Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998.

Ashland Park Apartments, L.P. (“Ashland Park”) reported an operating deficit of approximately $13,000 for the six months ended June 30, 2008. In addition, the Local General Partner of Ashland Park has reported that Ashland Park’s real estate taxes are approximately $16,000 in arrears as of September 2008. The Local General Partner of Ashland Park represents that payments on the mortgages are current and that none of the lenders have issued a notice of default. The Local General Partner of Ashland Park is currently examining the potential to sell the Property. Registrant’s investment balance in Ashland Park, after cumulative equity losses, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Critical Accounting Policies and Estimates

The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, which requires Registrant to make certain estimates and assumptions. The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations. Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the financial statements.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, SFAS 157 does not require any new fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Registrant adopted SFAS 157 effective March 31, 2008. On February 6, 2008 the FASB approved the Financial Staff Position that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of September 29, 2008 include cash and cash equivalents of $1,083,494 as reflected in the accompanying balance sheet. These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the six months ended September 29, 2008. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2008.

There were no changes in Registrant’s internal control over financial reporting during the six months ended September 29, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings

Registrant is not aware of any material legal proceedings.

Item 1A.	Risk Factors

None

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: November 13, 2008	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 13, 2008	/s/Neal Ludeke
By: Neal Ludeke
Chief Financial Officer

Dated: November 13, 2008	/s/Richard Paul Richman
By: Richard Paul Richman
Director