Form 10-Q
period 2008-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2009-02-17
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 30, 2008

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
 (UNAUDITED)

		December 30,	March 30,
	Notes	2008	2008

ASSETS

Cash and cash equivalents		$1,044,270	$380,660
Investments in bonds			870,596
Investment in local partnerships	2	542,227	504,607

		$1,586,497	$1,755,863

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities

Accounts payable and accrued expenses		$493,509	$538,625
Payable to general partner and affiliates		2,941,967	2,721,295

		3,435,476	3,259,920

Commitments and contingencies	2,3

Partners’ deficit
General partner		(1,848,979)	(1,507,483)
Limited partners (35,883 units of limited partnership interest outstanding)		—	—
Accumulated other comprehensive income, net		—	3,426

		(1,848,979)	(1,504,057)

		$1,586,497	$1,755,863

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
 (UNAUDITED)

		Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	Notes	2008	2008	2007	2007

REVENUE

Interest		$1,629	$14,441	$13,351	$44,570
Other income from local partnerships	2	1,580	25,690	2,993	15,745

TOTAL REVENUE		3,209	40,131	16,344	60,315

EXPENSES

Administration fees		55,385	166,155	55,385	166,155
Management fees		55,385	166,155	55,385	166,155
Professional fees		22,625	66,467	18,428	55,913
State of New Jersey filing fee		5,160	16,037	9,734	20,526
Printing, postage and other		(577)	4,433	4,582	10,699

TOTAL EXPENSES		137,978	419,247	143,514	419,448

		(134,769)	(379,116)	(127,170)	(359,133)

Equity in income of investment in local partnerships	2	52,895	37,620	5,841	31,190

NET LOSS		(81,874)	(341,496)	(121,329)	(327,943)

Other comprehensive income (loss), net			(3,426)	1,520	6,033

COMPREHENSIVE LOSS		$(81,874)	$(344,922)	$(119,809)	$(321,910)

NET LOSS ATTRIBUTABLE TO

General partner		$(81,874)	$(341,496)	$(121,329)	$(327,943)
Limited partners		—	—	—	—

		$(81,874)	$(341,496)	$(121,329)	$(327,943)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)		$—	$—	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
(UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$9,611	$5,918
Cash paid for
administration fees	(11,638)	(11,638)
management fees	(100,000)	(100,000)
professional fees	(88,552)	(67,959)
State of New Jersey filing fee	(20,412)	(22,369)
printing, postage and other expenses	(23,089)	(3,199)

Net cash used in operating activities	(234,080)	(199,247)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of bonds	872,000	409,061
Voluntary advances to local partnerships		(15,070)
Distributions received from local partnerships	25,690	35,745

Net cash provided by investing activities	897,690	429,736

Net increase in cash and cash equivalents	663,610	230,489

Cash and cash equivalents at beginning of period	380,660	164,013

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,044,270	$394,502

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(3,426)	$6,033

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2008 AND 2007
 (UNAUDITED)

	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(341,496)	$(327,943)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in income of investment in local partnerships	(37,620)	(31,190)
Distributions from local partnerships classified as other income	(25,690)	(15,745)
Accretion of zero coupon bonds	(4,830)	(38,652)
Decrease in accounts payable and accrued expenses	(45,116)	(6,389)
Increase in payable to general partner and affiliates	220,672	220,672

NET CASH USED IN OPERATING ACTIVITIES	$(234,080)	$(199,247)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2008
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted significantly by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2008 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2008 are not necessarily indicative of the results that may be expected for the entire year.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents of $1,044,270 as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008. The Partnership does not believe that the adoption of the FSP will have a material impact on its financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships

The Partnership owns limited partner interests in forty-two Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership and all of which has been paid. As of September 30, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $76,200,000 and accrued interest payable on such loans totaling approximately $5,955,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships’ real property and other assets.

For the nine months ended December 30, 2008, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2008	$504,607

Equity in income of investment in local partnerships	37,620	*

Cash distributions received from Local Partnerships	(25,690)

Cash distributions from Local Partnerships classified as other income	25,690

Investment in local partnerships as of December 30, 2008	$542,227

*Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership.  The amount of such excess losses applied to other partners' capital was $1,647,628 for the nine months ended September 30, 2008 as reflected in the combined statement of operations of the Local Partnerships reflected herein Note 2.

Westminster Apartments Limited Partnership (“Westminster”) has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $832,000 as of December 2008.  The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster.  There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 2009.  The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,837,000 as of December 2008.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $17,000 as of December 2008.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The Local General Partner of Ashland Park Apartments, L.P. (“Ashland Park”) and the Partnership have reached an agreement to be dated in February 2009 whereby the Partnership will withdraw from Ashland Park; the Partnership will receive $3,500 in connection with the withdrawal.  The Partnership’s investment balance in Ashland Park, after cumulative equity losses, became zero during the year ended March 30, 1999.

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 and the combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2008 and 2007 are reflected on pages 9 and 10, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited balance sheets of the Local Partnerships as of September 30, 2008 and December 31, 2007 are as follows:

	September 30,	December 31,
	2008	2007

ASSETS

Cash and cash equivalents	$1,470,386	$1,432,375
Rents receivable	568,259	570,510
Escrow deposits and reserves	5,343,558	4,735,459
Land	3,710,215	3,710,215
Buildings and improvements (net of accumulated depreciation of $65,850,570 and $62,997,117)	45,867,332	48,507,023
Intangible assets (net of accumulated amortization of $603,023 and $575,345)	269,460	289,390
Other assets	1,689,918	1,292,657

	$58,919,128	$60,537,629

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,594,305	$1,497,839
Due to related parties	5,136,445	4,792,214
Mortgage loans	76,200,233	76,602,199
Accrued interest	5,954,983	5,833,343
Other liabilities	756,772	807,713

	89,642,738	89,533,308

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	26,588,807	26,588,807
Cumulative loss	(24,736,435)	(24,774,055)

	1,852,372	1,814,752

General partners and other limited partners
Capital contributions, net of distributions	(1,411,672)	(1,402,781)
Cumulative loss	(31,164,310)	(29,407,650)

	(32,575,982)	(30,810,431)

	(30,723,610)	(28,995,679)

	$58,919,128	$60,537,629

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2008
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The combined unaudited statements of operations of the Local Partnerships for the three and nine month periods ended September 30, 2008 and 2007 are as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,
	2008	2008	2007	2007

REVENUE

Rental	$3,124,159	$9,308,521	$3,009,683	$9,006,287
Interest and other	67,534	181,110	79,020	303,215

TOTAL REVENUE	3,191,693	9,489,631	3,088,703	9,309,502

EXPENSES

Administrative	745,181	2,122,614	602,174	2,112,466
Utilities	335,483	1,268,545	300,437	1,218,440
Operating and maintenance	836,488	2,365,569	885,035	2,387,484
Taxes and insurance	289,714	896,131	341,734	982,124
Financial	534,928	1,673,054	570,283	1,702,812
Depreciation and amortization	961,295	2,882,758	968,648	2,903,796

TOTAL EXPENSES	3,703,089	11,208,671	3,668,311	11,307,122

NET LOSS	$(511,396)	$(1,719,040)	$(579,608)	$(1,997,620)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$52,895	$37,620	$5,841	$31,190
General partners and other limited partners (includes $513,726, $1,647,628, $516,405 and $1,884,700 of Partnership loss in excess of investment)	(564,291)	(1,756,660)	(585,449)	(2,028,810)

	$(511,396)	$(1,719,040)	$(579,608)	$(1,997,620)

The combined results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for an entire operating period.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Material Changes in Financial Condition

As of December 30, 2008, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2008.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in loss from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2008, Registrant received cash from interest revenue, maturities/redemptions and sales of bonds and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $207,000 during the nine months ended December 30, 2008 (which includes a net unrealized loss on investments in bonds of approximately $3,000 and accretion of zero coupon bonds of approximately $5,000).  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured in May 2008.  During the nine months ended December 30, 2008, the investment in local partnerships increased as a result of equity in the Local Partnerships’ net income for the nine months ended September 30, 2008 of $37,620.  Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying balance sheet as of December 30, 2008.

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

Registrant’s operations for the three months ended December 30, 2008 and 2007 resulted in net losses of $81,874 and $121,329, respectively.  The decrease in net loss is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $47,000, which increase is the result of an increase in net operating income of a certain Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive income for the three months ended December 30, 2007 resulted from a net unrealized gain on investments in bonds of $1,520.  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured in May 2008.

The Local Partnerships’ net loss of approximately $511,000 for the three months ended September 30, 2008 was attributable to rental and other revenue of approximately $3,192,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,742,000 and approximately $961,000 of depreciation and amortization expense. The Local Partnerships’ net loss of approximately $580,000 for the three months ended September 30, 2007 was attributable to rental and other revenue of approximately $3,089,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $2,700,000 and approximately $969,000 of depreciation and amortization expense. The results of operations of the Local Partnerships for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Registrant’s operations for the nine months ended December 30, 2008 and 2007 have not varied significantly, as reflected by the net losses of $341,496 and $327,943, respectively.  Other comprehensive income (loss) for the nine months ended December 30, 2008 and 2007 resulted from a net unrealized gain (loss) on investments in bonds of $(3,426) and $6,033, respectively.  Registrant’s investments in bonds as reflected in the accompanying balance sheet as of March 30, 2008 matured in May 2008.

The Local Partnerships’ net loss of approximately $1,719,000 for the nine months ended September 30, 2008 was attributable to rental and other revenue of approximately $9,490,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,326,000 and approximately $2,883,000 of depreciation and amortization expense.  The Local Partnerships’ net loss of approximately $1,998,000 for the nine months ended September 30, 2007 was attributable to rental and other revenue of approximately $9,309,000, exceeded by operating and interest expense (including interest on non-mandatory debt) of approximately $8,403,000 and approximately $2,904,000 of depreciation and amortization expense.  The results of operations of the Local Partnerships for the nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected in future periods.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest").  During the nine months ended September 30, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.

The terms of the partnership agreement of Westminster require the Local General Partner of Westminster to advance funds to cover operating deficits through the Compliance Period.  Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $832,000 as of December 2008.  The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster.  There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of February 2009.  Westminster reported an operating deficit of approximately $79,000 for the nine months ended September 30, 2008, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month.  Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest in excess of $1,837,000 as of December 2008.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $17,000 as of December 2008.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners of Justin to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  Justin reported an operating deficit of approximately $27,000 for the nine months ended September 30, 2008, which includes property management fees of approximately $14,000.  The Local General Partners of Justin represent that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002.

The terms of the partnership agreement of Christian Street Commons Associates (“Christian Street”) require the Local General Partners of Christian Street to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  Christian Street reported an operating deficit of approximately $31,000 for the nine months ended September 30, 2008, which includes property management fees of approximately $3,000.  The Local General Partners of Christian Street represent that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998.

The Local General Partner of Ashland Park Apartments, L.P. (“Ashland Park”) and Registrant have reached an agreement to be dated in February 2009 whereby Registrant will withdraw from Ashland Park; Registrant will receive $3,500 in connection with the withdrawal.  Registrant’s investment balance in Ashland Park, after cumulative equity losses, became zero during the year ended March 30, 1999.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Orange City Plaza Limited Partnership (“Orange City”) reported an operating deficit of approximately $8,000 for the nine months ended September 30, 2008.  The Local General Partner of Orange City represents that payments on the mortgage and real estate taxes are current.  Registrant has made voluntary advances to Orange City of $120,490 as of December 30, 2008 to fund operating deficits, none of which were made during the nine months then ended.  Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and voluntary advances made by Registrant have been offset by additional equity in loss of investment in local partnerships.

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

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that will defer the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of December 30, 2008 include cash and cash equivalents of $1,044,270 as reflected in the accompanying balance sheet.  These assets are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The FSP is effective for public entities in their first reporting period (interim or annual) that ends after December 15, 2008. Registrant does not believe that the adoption of the FSP will have a material impact on its financial statements.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

None

Item 4.  Controls and Procedures

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the nine months ended December 30, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2008.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2008 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P.,
General Partner

	by:	Richman Housing Credits Inc.,
general partner

Dated: February 13, 2009		/s/David Salzman
by: David Salzman
Chief Executive Officer

Dated: February 13, 2009		/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 13, 2009		/s/Richard Paul Richman
By: Richard Paul Richman
Director