Form 10-K
period 2009-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2009-06-29
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes   ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.

Documents incorporated by reference:
Pages 14 through 19, 20 through 31, 44 through 71 and 78 through 80 of the Registrant’s prospectus dated February 7, 1990, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3, Supplement No. 4, Supplement No. 5 and Supplement No. 6 dated June 6, 1990, November 21, 1990, December 20, 1990, October 30, 1991, December 26, 1991 and January 15, 1992, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

.PART I

Item 1.	Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties III L.P. (the "Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the "Low-income Tax Credit"), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  The Local Partnerships hold their respective Properties in fee.  Registrant considers its activity to constitute a single industry segment.

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

The Amendment No. 2 to the Registration Statement on Form S-11 was filed with the Securities and Exchange Commission (the "SEC") on February 1, 1990 pursuant to the Securities Act of 1933 under Registration Statement File No. 33-31390 and was declared effective on February 2, 1990.  Reference is made to the prospectus dated February 7, 1990, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3, Supplement No. 4, Supplement No. 5 and Supplement No. 6 dated June 6, 1990, November 21, 1990, December 20, 1990, October 30, 1991, December 26, 1991 and January 15, 1992, respectively, filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933 (the "Prospectus").  Pursuant to Rule 12b-23 of the SEC's General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), the description of Registrant's business set forth under the heading "Investment Objectives and Policies" at pages 44 through 66 of the Prospectus is hereby incorporated into this Annual Report by reference.

On March 12, 1990, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated (“Merrill Lynch”), the offering of up to 150,000 units of limited partnership interest (the "Units") at $1,000 per Unit to investors (the “Limited Partners”).  On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992 the closings for 19,730, 9,622, 5,227 and 1,304 Units, respectively, took place, amounting to aggregate Limited Partners’ capital contributions of $35,883,000.

Registrant's primary objective, to provide Low-income Tax Credits to the Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Note that the existence of Extended Use Provisions does not extend the Compliance Period of the respective Local Partnerships.  However, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2009, Registrant owns forty-one of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.    Business (continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below for a summary of Registrant's operations.

Competition

Pursuant to Rule 12b-23 of the SEC's General Rules and Regulations promulgated under the Exchange Act, the description of Registrant's competition, general risks, tax risks and partnership risks set forth under the heading "Risk Factors" at pages 20 through 31 of the Prospectus is hereby incorporated into this Annual Report by reference.

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs.  All management activities of Registrant are conducted by the General Partner.  An affiliate of the General Partner employs individuals who perform the management activities of Registrant.  This entity also performs similar services for other affiliates of the General Partner.

Regulation

The following is a brief summary of certain regulations applicable to Registrant and is not, nor should it be considered, a full summary of the law or all related issues.  Other than as set forth above and below, Registrant is not aware of any existing or probable federal, state or local governmental regulations, or any recent changes to such governmental regulations, which would have an effect on Registrant’s business.

Virtually all of the Properties owned by the Local Partnerships have some form of a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties.  During the period that a subsidy agreement between the United States Department of Housing and Urban Development (“HUD”) and a Local Partnership is in existence, the Local Partnership Interest of such Local Partnership may not be sold, and the Property may not be transferred by the Local Partnership to another entity, without HUD’s approval, which may be subject to various conditions.  In particular, the transfer of title of the Properties by the Local Partnerships is expected to be required to be closed in escrow pending HUD approval.  In addition, as a condition to certain disposals, Registrant anticipates that HUD will require the Local Partnerships to dedicate resources to maintenance in order to correct deficiencies in the physical condition of the Properties. Correction of such deficiencies will probably require expenditures of significant amounts of funds, thus effectively reducing the amount of any net proceeds from the sale of the Property.  There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Limited Partners.

In the case of certain of the Local Partnerships, the local housing authority has the right, for a period of time, to find a purchaser for the Property prior to the Local General Partner beginning its own efforts to sell the Property.  There can be no assurance that the local housing authorities will be successful in finding purchasers for such Properties, which may adversely impact the timing of Property sales.

Certain of the Local Partnerships may be subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

Registrant is not aware of any non-compliance by the Local Partnerships with respect to federal, state and local provisions regulating the discharge of material into the environment or otherwise relating to the protection of the environment, and is not aware of any condition that would have a material effect on the capital expenditures or competitive position of Registrant.

Item 1A.  Risk Factors.

Risks Relating to Registrant’s Business and Industry

There is no guarantee that the Properties will be sold or, if sold, that Registrant would receive any proceeds.

As noted above in Item 1 - Business, Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  However, the market of interested buyers of the Properties is limited.  Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

•	the Extended Use Provisions;

•
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnership and the lengthy (usually near 40-year) amortization period of the debt; and

•	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner for prior operating advances and deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

The Local Partnerships may be required to continue to maintain the low-income nature of the Properties beyond the Compliance Period under agreements with state tax credit agencies.

As noted above in Item 1 - Business, certain of the Local Partnerships entered into agreements containing Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse affect on Registrant’s investment in such Local Partnerships.

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate.  Such risks, which are subject to change and are not in the control of Registrant, include risks related to:

•	the adverse use of adjacent or neighborhood real estate;

•	regulated rents, which may adversely impact rent increases;

•	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

•	the inability of tenants to pay rent in light of current market conditions;

•	changes in the demand for or supply of competing properties;

•	changes in state or local tax rates and assessments;

Item 1A.  Risk Factors (continued).

•	increases in utility charges;

•	unexpected expenditures for repairs and maintenance;

•	the discovery of previously undetected environmentally hazardous conditions;

•	costs associated with complying with the Americans with Disabilities Act;

•	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

•	lawsuits from tenants or guests in connection with injuries that occur on the Properties;

•	changes in local economic conditions; and

•	changes in interest rates and the availability of financing (including changes resulting from current market conditions).

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

Item 1A.  Risk Factors (continued).

Under certain circumstances, Limited Partners of Registrant may incur out-of-pocket tax costs.

At some point, Registrant’s operations (including the sale or refinancing of the Properties owned by the Local Partnerships) may generate less cash flow than taxable income, and the income, as well as the income taxes payable with respect to Registrant’s taxable income, may exceed cash flow available for distribution to the Limited Partners in such years.  This may result in an out-of-pocket tax cost to the Limited Partners.  In addition, a Limited Partner may experience taxable gain on disposition of Units or upon a disposition of the Local Partnership Interests or of the Properties even though no cash is realized on the disposition; in such circumstances, the Limited Partners may experience an out-of-pocket tax cost.

Limited Partners of Registrant may not receive a return of any portion of their original capital investment in Registrant.

To date, the Limited Partners of Registrant have not received a return of any portion of their original capital.  Accordingly, the only benefit of this investment may be the Low-income Tax Credits.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties.  Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant originally acquired Local Partnership Interests in forty-three Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2009, Registrant owns forty-one of the forty-three Local Partnership Interests originally acquired.  Registrant has instructed the remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

During the year ended March 30, 2009, Registrant withdrew from Ashland Park Apartments, L.P. (“Ashland Park”), in connection with which Registrant received $3,500.  See further discussion regarding Ashland Park in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnerships Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period.  While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the Local Partnership Interests or the amount of proceeds which may be received in such dispositions.  In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.    Properties (continued).

The Local Partnership Interests were acquired by Registrant from 1990 through 1992.  Although Registrant generally owns a 98.9%-99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8") (see descriptions of the subsidies below).  The subsidy agreements expire at various times.  Since October 1997, HUD has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  Three Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2.    Properties (continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2008		footnotes)

April Gardens Apartments II Limited Partnership April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$1,930,431		(1b&c)

Ashland Park Apartments, L.P. (5) Ashland Park Apartments Ashland, Nebraska	24	235,732		1,001,691

Auburn Family, L.P. Auburn Apartments Louisville, Mississippi	16	95,412		438,806		(1b&c)

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	239,716	(2)	1,396,285		(1b)

Bay Springs Elderly, L.P. Bay Springs Manor Bay Springs, Mississippi	24	208,820		654,239		(1b&c)

Brisas del Mar Apartments Limited Partnership Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		2,556,919		(1b&c)

Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	1,064,826		(1b&c)

Carrington Limited Dividend Housing Association Limited Partnership (3), (4) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	—	(3)

Chestnut Park Associates, L.P. Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		4,337,275		(1a&g)

Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,194,083		(1b&c)

Christian Street Commons Associates Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		521,832		(1b)

Item 2.    Properties (continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2008	footnotes)

Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$905,761	(1b&c)

Desarrollos de Belen Limited Partnership Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		1,817,596	(1b&c)

Desarrollos de Emaus Limited Partnership Hucares II Apartments Naguabo, Puerto Rico	72	631,404		3,089,078	(1b&c)

Ellinwood Heights Apartments, L.P. Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		664,920	(1b&c)

Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930	(1b)

Hayes Run Limited Partnership Mashburn Gap Apartments Marshall, North Carolina	34	322,074		1,378,596	(1b&c)

Howard L. Miller Sallisaw Apartments II, L.P. Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		596,258	(1b&c)

Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,225,472	(1b&c)

Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	135,528	(2)	731,946	(1b&c)

Justin Associates Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		2,084,848	(1a,b&g)

LaBelle Commons, Ltd. LaBelle Commons LaBelle, Florida	32	253,580		978,339	(1b&c)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	733,946	(1b&c)

Item 2.    Properties (continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2008	footnotes)

Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865		$1,391,814	(1b&c)

Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922		1,431,058	(1b&c)

Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	(2)	1,811,472	(1b&c)

Moore Haven Commons, Ltd. Moore Haven Commons Moore Haven, Florida	28	213,402		896,963	(1b&c)

NP-89 Limited Dividend Housing Association Limited Partnership Newport Apartments Clinton Township, Michigan	168	2,372,292		2,895,016	(1a,b&g)

Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575		1,419,789	(1b,c&e)

North Calhoun City, L.P. North Calhoun City Apartments Calhoun City, Mississippi	18	146,565		448,576	(1b&c)

Orange City Plaza, Limited Partnership (6) Orange City Plaza Apartments Orange City, Iowa	32	576,472		372,119	(1f)

Puerta del Mar Limited Partnership Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570		2,433,052	(1b&c)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	191,512	(2)	1,110,322	(1b)

Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	597,050	(2)	1,884,424	(1b)

Somerset Manor, Ltd. Somerset Manor Central City, Pennsylvania	24	208,465		868,979	(1b&c)

Sugar Cane Villas, Ltd. Sugar Cane Villas Pahokee, Florida	87	751,560		3,200,620	(1b&c)

Item 2.    Properties (continued).

			Mortgage
Name of Local Partnership	Number		loans payable as of	Subsidy
Name of apartment complex	of rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2008	footnotes)

Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$1,441,951	(1b)

Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) The Castle New York, New York	224	3,201,874	15,270,199	(1b)

Union Valley Associates Limited Partnership Union Valley Apartments Union Township, Pennsylvania	36	371,589	1,400,527	(1b)

Walnut Grove Family, L.P. Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	821,643	(1b&c)

Waynesboro Apartments Limited Partnership Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	1,431,989	(1b)

West Calhoun City, L.P. West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	672,387	(1b&c)

Westminster Apartments Limited Partnership Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	1,607,972	(1b&d)
		$29,384,966	$75,984,949

(1)	Description of subsidies:

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

(d)	The City of Philadelphia Housing Authority allows qualified low-income tenants to receive rental certificates.

(e)	The Commonwealth of Massachusetts participates in a rental assistance program.

(f)	The Northwest Regional Housing Authority provides qualified tenants with a rental subsidy.

(g)	The Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

Item 2.	Properties (continued).

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 in Note 5 to the accompanying financial statements.

(4)
Registrant assigned its Local Partnership Interest to one of the Local General Partners in February 2007.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2007 included in Note 5 to the accompanying financial statements does not include any results of operations for such Local Partnership (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(5)	Registrant withdrew from the Local Partnership in February 2009 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(6)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of the Limited Partners during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of December 31, 2008 was approximately 1,415, holding an aggregate of 35,883 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2009 and 2008.

Low-income Tax Credits, which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities.  Registrant generated total Low-income Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit.  The Ten Year Credit Period with respect to the Properties was fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2007.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in four closings with aggregate Limited Partners’ capital contributions of $35,883,000.  In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000.  The remaining net proceeds of approximately $29,311,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in local partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

As of March 30, 2009, Registrant has cash and cash equivalents of $946,612, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties.  As of March 30, 2008, Registrant’s investments in bonds represented U.S. Treasury debt securities of $870,596 that matured in May 2008.

During the year ended March 30, 2009, Registrant received cash from interest revenue, proceeds from maturities/redemptions and sales of bonds, proceeds in connection with the disposal of limited partner interests/local partnership properties (see discussion below under Local Partnership Matters) and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents and investments in bonds decreased, in the aggregate, by approximately $305,000 during the year ended March 30, 2009, (which includes a net unrealized loss on investments in bonds of approximately $3,000 and the accretion of zero coupon bonds of approximately $5,000).

During the year ended March 30, 2009, the investment in local partnerships increased as a result of Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2008 of $25,363.  Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2009 include cumulative deferred administration fees and management fees of $3,375,392.

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

Registrant’s operations for the years ended March 30, 2009, 2008, and 2007 resulted in net losses of $474,101, $551,682, and $431,945, respectively.  The decrease in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $93,000, which decrease is primarily the result of a decrease in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance.  The increase in net loss from fiscal 2007 to fiscal 2008 is primarily attributable to a gain of approximately $150,000 recognized in fiscal 2007 in connection with Registrant’s disposal of its interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”), partially offset by a decrease in equity in loss of investment in local partnerships of approximately $30,000, which decrease is the result of a decrease in voluntary advances made to a Local Partnership that were written off as equity in loss of investment in local partnerships, partially offset by an increase in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The Local Partnerships’ net loss of approximately $2,394,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,880,000 and interest on non-mandatory debt of approximately $375,000, and does not include required principal payments on permanent mortgages of approximately $882,000.  The Local Partnerships’ net loss of approximately $2,712,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,938,000 and interest on non-mandatory debt of approximately $392,000, and does not include required principal payments on permanent mortgages of approximately $826,000.  The Local Partnerships’ net loss of approximately $2,975,000 for the year ended December 31, 2006 includes depreciation and amortization expense of approximately $4,160,000 and interest on non-mandatory debt of approximately $385,000, and does not include required principal payments on permanent mortgages of approximately $846,000.  The results of operations of the Local Partnerships for the year ended December 31, 2008 are not necessarily indicative of the results that may be expected in future periods.

Local Partnership Matters

Registrant's primary objective had been to provide Low-income Tax Credits to the Limited Partners.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  Registrant intends to dissolve after the final disposition of its Local Partnership Interests.

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

The Local Partnerships have various financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest").  During the year ended December 31, 2008, revenue from operations of the Local Partnerships was generally sufficient to cover operating expenses and Mandatory Debt Service.  Substantially all of the Local Partnerships are effectively operating at or above break even levels, although certain Local Partnerships' operating information reflects operating deficits that do not represent cash deficits due to their mortgage and financing structure and the required deferral of property management fees.  However, as discussed below, certain Local Partnerships’ operating information indicates an operating deficit after taking into account their mortgage and financing structure and any required deferral of property management fees.  Registrant has no legal obligation to fund any such deficits.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

The terms of the partnership agreement of Westminster Apartments Limited Partnership (“Westminster”) require the Local General Partners of Westminster to advance funds to cover operating deficits through the Compliance Period.  Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $876,000 as of June 2009.  The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster.  There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2009.  Westminster incurred an operating deficit of approximately $123,000 for the year ended December 31, 2008, which amount includes a provision for replacement reserve deposits of $1,184 per month and debt service payments of $6,245 per month.  Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,885,000 as of June 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $27,000 as of June 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The terms of the partnership agreement of Justin Associates (“Justin”) require the Local General Partners of Justin to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  Justin incurred an operating deficit of approximately $65,000 for the ended December 31, 2008, which includes property management fees of approximately $18,000.  The Local General Partners of Justin represent that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002.

The terms of the partnership agreement of Christian Street Commons Associates (“Christian Street”) require the Local General Partners of Christian Street to advance funds to cover operating deficits up to $150,000 through 2008 and to cause the management agent to defer property management fees in order to avoid a default under the mortgage.  Christian Street incurred an operating deficit of approximately $41,000 for the year ended December 31, 2008, which includes property management fees of approximately $4,000.  The Local General Partners of Christian Street represent that payments on the mortgage and real estate taxes are current.  Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998.

Effective February 2009, Registrant withdrew from Ashland Park Apartments, L.P. (“Ashland Park”), in connection with which Registrant received $3,500.  Such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations for the year ended March 30, 2009.  Registrant’s investment balance in Ashland Park, after cumulative equity losses, became zero during the year ended March 30, 1999.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Contractual Obligations

As of March 30, 2009, Registrant has the following contractual obligations (payments due by period):

	Total	< 1 year	1 - 3 years	3 - 5 years	> 5 years

Other Long Term Liabilities:
Accounts Payable and Accrued Expenses (1)	$440,673	$—	$440,673	$—	$—

Payable to General Partner and Affiliates (2)	2,934,719	—	2,934,719	—	—

	$3,375,392	$—	$3,375,392	$—	$—

(1)
Represents Administration Fees payable to a third-party former service provider (“MLFA”).  Under the terms of an agreement between Registrant, the General Partner and MLFA (the “Deferred Fee Agreement”), such amount is payable from sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

(2)
Represents Administration and Management Fees payable to an affiliate of the General Partner.  Under the terms of the Deferred Fee Agreement, such amount is payable from sale or refinancing proceeds from the Local Partnerships to the extent such amounts are available.

Off - Balance Sheet Arrangements

None.

Critical Accounting Policies and Estimates

The accompanying financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  A summary of significant accounting policies is provided in Note 1 to the accompanying financial statements.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”), because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

Recent Accounting Pronouncements

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS 109”).  FIN 48 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Earlier proposed interpretations of SFAS 109 had recommended a “probable” standard for recognition of tax consequences rather than the “more-likely-than-not” standard finally adopted.

Because Registrant is a pass-through entity and is not required to pay income taxes, FIN 48 does not currently have any impact on its financial statements.  On December 30, 2008, the FASB issued Financial Staff Position (“FSP”) No. FIN 48-3: Effective Date of FASB Interpretation No. 48 for Certain Nonpublic Enterprises, which defers the effective date of FIN 48 for nonpublic enterprises included within the scope of FSP No. FIN 48-3 to the annual financial statements for fiscal years beginning after December 15, 2008. The deferred effective date is intended to give the Board additional time to develop guidance on the application of FIN 48 by pass-through entities and not-for-profit organizations.  Registrant may modify its disclosures if the FASB’s guidance regarding application of FIN 48 to pass-through entities changes and is extended to public enterprises.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents of $946,612 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In February 2007, the FASB issued SFAS No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115” (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS 159 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted SFAS 159 and elected not to apply the provisions of SFAS 159 to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of SFAS 159 had no effect on Registrant’s financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

On December 4, 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”).  SFAS 141R changes the accounting for acquisitions specifically eliminating the step acquisition model, changing the recognition of contingent consideration from being recognized when it is probable to being recognized at the time of acquisition, and disallowing the capitalization of transaction costs and delays when restructurings related to acquisitions can be recognized.  SFAS 141R is effective for fiscal years ending after December 15, 2008.  Registrant is currently evaluating the impact of the adoption of SFAS 141R on its financial statements.  However, Registrant does not expect SFAS 141R to have a material impact on its financial position or results of operations.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, SFAS 160 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, SFAS 160 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  SFAS 160 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of SFAS 160 shall be applied prospectively.  SFAS 160 is effective for the first annual reporting period beginning on or after December 15, 2008.  However, Registrant does not expect SFAS 160 to have a material impact on its financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  Registrant is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of Registrant’s financial statements.

In November 2008, the Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations” (“EITF 08-6”), that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  EITF 08-6 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  EITF 08-6 shall be applied prospectively with early application prohibited.  The impact of adopting EITF 08-6 is not expected to have a material impact on Registrant’s financial condition or results of operations.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  Registrant adopted the FSP effective December 2008; such adoption has not had an impact on Registrant’s financial statements.

In April 2009, the FASB issued FSP 107-1 and APB 28-1 “Interim Disclosures about Fair Value of Financial Instruments.”  The FSP requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  The FSP is effective for Registrant as of June 30, 2009 and will not impact Registrant’s financial condition or results of operations.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (continued).

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS 165 is effective for Registrant as of June 30, 2009.  The adoption of SFAS 165 is not expected to have a material impact on Registrant’s financial condition or results of operations.

Item 7a.	Quantitative and Qualitative Disclosure About Market Risk.

None.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 8.	Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2009 and 2008, and the related statements of operations, changes in partners' equity (deficit) and cash flows for each of the three years in the period ended March 30, 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  As of and for the years ended March 30, 2009, 2008 and 2007, we did not audit the financial statements of certain investee partnerships, which investments represent $529,970 and $504,607, respectively, in total assets as of March 30, 2009 and 2008, and $25,363, $(52,205) and $0, respectively, of total income (losses) for the years ended March 30, 2009, 2008 and 2007.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits, and the reports of the other auditors, provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2009 and 2008, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for each of the three years in the period ended March 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Bethesda, Maryland
June 29, 2009

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2009 AND 2008

	Notes	2009	2008

ASSETS

Cash and cash equivalents	3,9	$946,612	$380,660
Investments in bonds	4,9		870,596
Investment in local partnerships	5	529,970	504,607

		$1,476,582	$1,755,863

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	8	$523,447	$538,625
Payable to general partner and affiliates	6,8	2,934,719	2,721,295

		3,458,166	3,259,920

Commitments and contingencies	8

Partners' equity (deficit)	2,4

General partner		(1,981,584)	(1,507,483)
Limited partners (35,883 units of limited partnership interest outstanding)		—	—
Accumulated other comprehensive income, net		—	3,426

		(1,981,584)	(1,504,057)

		$1,476,582	$1,755,863

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	Notes	2009	2008	2007

REVENUE

Interest		$14,626	$56,703	$72,044
Other income from local partnerships		46,186	26,118	23,040

TOTAL REVENUE		60,812	82,821	95,084

EXPENSES

Administration fees - affiliate	6,8	220,825	221,540	228,313
Management fees - affiliate	6,8	220,825	221,540	228,313
Professional fees		96,342	80,084	68,965
State of New Jersey filing fees		19,969	21,412	25,667
Printing, postage and other		5,815	22,543	28,340

TOTAL EXPENSES		563,776	567,119	579,598

		(502,964)	(484,298)	(484,514)

Equity in income (loss) of investment in local partnerships	5	25,363	(67,384)	(97,326)

Loss prior to gain on disposal of limited partner interests/local partnership properties		(477,601)	(551,682)	(581,840)

Gain on disposal of limited partner interests/local partnership properties	5	3,500		149,895

NET LOSS		(474,101)	(551,682)	(431,945)

Other comprehensive income (loss), net	4	(3,426)	5,104	(5,270)

COMPREHENSIVE LOSS		$(477,527)	$(546,578)	$(437,215)

NET LOSS ATTRIBUTABLE TO	2

General partner		$(474,101)	$(551,682)	$(431,945)
Limited partners

		$(474,101)	$(551,682)	$(431,945)

NET LOSS per unit of limited partnership
interest (35,883 units of limited partnership interest)		$—	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	General	Limited	Accumulated Other Comprehensive
	Partner	Partners	Income (Loss), Net	Total

Partners' equity (deficit), March 30, 2006	$(523,856)	$—	$3,592	$(520,264)

Net loss	(431,945)			(431,945)

Other comprehensive loss, net			(5,270)	(5,270)

Partners' equity (deficit), March 30, 2007	(955,801)	—	(1,678)	(957,479)

Net loss	(551,682)			(551,682)

Other comprehensive income, net			5,104	5,104

Partners' equity (deficit), March 30, 2008	(1,507,483)	—	3,426	(1,504,057)

Net loss	(474,101)			(474,101)

Other comprehensive loss, net			(3,426)	(3,426)

Partners' deficit, March 30, 2009	$(1,981,584)	$—	$—	$(1,981,584)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$9,796	$8,385	$14,109
Cash paid for
administration fees	(14,226)	(15,517)	(15,553)
management fees	(214,000)	(100,000)	(159,334)
professional fees	(90,178)	(89,880)	(51,852)
State of New Jersey filing fees	(20,412)	(22,369)	(30,000)
printing, postage and other expenses	(26,714)	(3,972)	(28,340)

Net cash used in operating activities	(355,734)	(223,353)	(270,970)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with disposal of limited partner interests/local partnership properties	3,500		149,895
Voluntary advances to local partnerships		(15,179)	(105,311)
Distributions received from local partnerships	46,186	46,118	33,040
Maturities/redemptions and sales of bonds	872,000	409,061	205,989

Net cash provided by investing activities	921,686	440,000	283,613

Net increase in cash and cash equivalents	565,952	216,647	12,643

Cash and cash equivalents at beginning of year	380,660	164,013	151,370

CASH AND CASH EQUIVALENTS AT END OF YEAR	$946,612	$380,660	$164,013

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net	$(3,426)	$5,104	$(5,270)

See reconciliation of net loss to net cash used in operating activities on page 27.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
YEARS ENDED MARCH 30, 2009, 2008 AND 2007

	2009	2008	2007

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(474,101)	$(551,682)	$(431,945)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(25,363)	67,384	97,326
Gain on disposal of limited partner interests/local partnership properties	(3,500)		(149,895)
Distributions from local partnerships classified as other income	(46,186)	(26,118)	(23,040)
Gain on redemptions and sales of bonds			(4,447)
Amortization of net premium on investments in bonds			927
Accretion of zero coupon bonds	(4,830)	(48,318)	(56,059)
Decrease in interest receivable			1,644
Increase in payable to general partner and affiliates	213,424	327,563	281,739
Increase (decrease) in accounts payable and accrued expenses	(15,178)	7,818	12,780

NET CASH USED IN OPERATING ACTIVITIES	$(355,734)	$(223,353)	$(270,970)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 13, 1990.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the General Partner of the Partnership.

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

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities” (“FIN 46(R)”) because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the local general partners (the “Local General Partners”).

Advances and additional capital contributions (collectively the “Advances”) that are not required under the terms of the Local Partnerships’ partnership agreements but which are made to the Local Partnerships are recorded as investment in local partnerships.  Certain Advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.  The Partnership recognizes additional equity in loss of investment in local partnerships to the extent of such Advances.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Income Taxes

No provision or benefit for income taxes has been made because all income and losses are allocated to the partners for inclusion in their respective tax returns.  In accordance with Statement of Financial Accounting Standard (“SFAS”) No. 109, "Accounting for Income Taxes" (“SFAS 109”), the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.  In June 2006, the FASB issued FIN No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109.  FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements.  FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Partnership’s tax returns to determine whether the tax positions are more-likely-than-not of being sustained upon examination by the applicable tax authority, based on the tax authority, based on the technical merits of the tax position, and then recognizing the tax benefit that is more-likely-than-not to be to be realized.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current reporting period.  As required, the Partnership adopted FIN 48 effective March 31, 2008 and concluded that the effect is not material to its financial statements.  Accordingly, no cumulative effect adjustment related to the adoption of FIN 48 was recorded.

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

Premiums and discounts on investments in bonds are amortized (accreted) using the effective yield method over the life of the investment.  Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds are included in interest revenue.  Realized gain (loss) on redemptions or sales of investments in bonds are included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.  All such investments have matured and/or been redeemed or sold as of March 30, 2009.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

1.	Organization, Purpose and Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, SFAS 157 does not require any new fair value measurements.  SFAS 157 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted SFAS 157 effective March 31, 2008.  On February 6, 2008 the FASB approved the Financial Staff Position (“FSP”) that defers the effective date of SFAS 157 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at fair value on a recurring basis as of March 30, 2009 are cash and cash equivalents of $946,612 as reflected in the accompanying balance sheet.  Cash and cash equivalents are carried at fair value based on quoted market prices for identical securities (Level 1 inputs).

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”).  The current hierarchy of GAAP is set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement on Auditing Standards (“SAS”) No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”).  SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities.  SFAS 162 is effective 60 days following the Securities and Exchange Commission's (the “SEC”) approval of the Public Company Accounting Oversight Board’s proposed amendments to SAS 69.  The Partnership is currently evaluating the impact of SFAS 162 on its financial statements, but does not believe that the adoption of SFAS 162 will have a material effect on its financial condition or results of operations since SFAS 162 does not directly impact the accounting principles applied in the preparation of the Partnership’s financial statements.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  The FSP amends SFAS No. 140 to require public entities to provide additional disclosures about transferors’ continuing involvements with transferred financial assets.  It also amends FIN 46(R) to require public enterprises, including sponsors that have a variable interest in a Variable Interest Entity, to provide additional disclosures about their involvement with Variable Interest Entities.  The FSP also requires disclosures by a public enterprise that is (a) a sponsor of a qualifying special-purpose entity (“SPE”) that holds a variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor of financial assets to the qualifying SPE.  The Partnership adopted the FSP effective December 2008; such adoption has not had an impact on the Partnership’s financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

2.	Capital Contributions

On March 12, 1990, the Partnership commenced the offering of units (the “Units”) through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent").  On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in four closings.  At these closings, subscriptions for a total of 35,883 Units representing $35,883,000 in Limited Partners' capital contributions were accepted.  In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,418,530, of which $75,000 was capitalized as organization costs and $4,343,530 was charged to the Limited Partners' equity as syndication costs.  The Partnership received a capital contribution of $100 from the General Partner.

Net loss is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement, until such time as the Limited Partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the General Partner.

3.	Cash and Cash Equivalents

As of March 30, 2009, the Partnership has $946,612 in cash and cash equivalents held in interest bearing accounts.  Of such amount, approximately $928,000 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.  Approximately $19,000 is held in a financial institution insured by the Securities Investor Protection Corporation (“SIPC”).  Such accounts have coverage which is limited to $500,000; while SIPC provides insurance for funds which are misappropriated, it does not insure amounts which may be lost as a result of changes in market conditions.

4.	Investments in Bonds

The Partnership carried its investments in bonds as available-for-sale because such investments were used to facilitate and provide flexibility for the Partnership's obligations, including the providing of Advances from circumstances that arose in connection with the Local Partnerships.  Investments in bonds are reflected in the accompanying balance sheets at estimated fair value.  All such investments have matured and/or been redeemed or sold as of March 30, 2009.

As of March 30, 2008, certain information concerning investments in bonds is as follows:

Description and maturity	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value

U.S. Treasury debt securities
Within one year	$867,170	$3,426	$—	$870,596

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships

As of March 30, 2009, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	April Gardens Apartments II Limited Partnership;
2.	Auburn Family, L.P.;
3.	Batesville Family, L.P.;
4.	Bay Springs Elderly, L.P.;
5.	Brisas del Mar Apartments Limited Partnership;
6.	Bruce Housing Associates, L.P.;
7.	Chestnut Park Associates, L.P.*;
8.	Chowan Senior Manor Associates Limited Partnership;
9.	Christian Street Commons Associates;
10.	Country View Apartments;
11.	Desarrollos de Belen Limited Partnership;
12.	Desarrollos de Emaus Limited Partnership;
13.	Ellinwood Heights Apartments, L.P.;
14.	Fulton Street Houses Limited Partnership;
15.	Hayes Run Limited Partnership;
16.	Howard L. Miller Sallisaw Apartments II, L.P.;
17.	Hurlock Meadow Limited Partnership;
18.	Ivy Family, L.P.;
19.	Justin Associates;
20.	LaBelle Commons, Ltd.;
21.	Lawrence Road Properties, Ltd.;
22.	Loma Del Norte Limited Partnership;
23.	Long Reach Associates Limited Partnership;
24.	Mirador del Toa Limited Partnership;
25.	Moore Haven Commons, Ltd.;
26.	NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”);
27.	Nash Hill Associates, Limited Partnership;
28.	North Calhoun City, L.P.;
29.	Orange City Plaza, Limited Partnership (“Orange City”);
30.	Puerta del Mar Limited Partnership;
31.	Purvis Heights Properties, L.P.;
32.	Queen Lane Investors (“Queen Lane”);
33.	Somerset Manor, Ltd.;
34.	Sugar Cane Villas, Ltd.;
35.	Summerfield Apartments Limited Partnership;
36.	Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates)*;
37.	Union Valley Associates Limited Partnership;
38.	Walnut Grove Family, L.P.;
39.	Waynesboro Apartments Limited Partnership;
40.	West Calhoun City, L.P.; and
41.	Westminster Apartments Limited Partnership (“Westminster”).

*	An affiliate of the General Partner is a general partner or special limited partner of and/or provides services to the Local Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Although the Partnership generally owns a 98.9%-99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in the following Local Partnerships:

	The Partnership	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2009 the Partnership is committed to make capital contributions in the aggregate amount of $29,384,966, which includes Advances made to a certain Local Partnership and all of which has been paid.  As of December 31, 2008, the Local Partnerships have outstanding mortgage loans payable totaling approximately $75,985,000 and accrued interest payable on such loans totaling approximately $6,016,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any such excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $2,292,014, $2,461,655, and $2,668,471 for the years ended December 31, 2008, 2007 and 2006, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

Westminster has, for several years, been in default under the terms of its first mortgage; delinquent payments of principal and interest, replacement reserve deposits and certain fees represent a cumulative arrearage of approximately $876,000 as of June 2009.  The lender has indicated a willingness to restructure the debt, whereby payments will be required only to the extent that Westminster generates available annual cash flow; in addition, the lender would receive all residual proceeds upon the sale of Westminster.  There can be no assurance that the issues will be resolved and the mortgage remains in default without a formal forbearance as of June 2009.  The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid, representing principal and accrued interest in excess of $1,885,000 as of June 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $27,000 as of June 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The Partnership made Advances of $15,179 and $105,311 to Orange City for the years ended March 30, 2008 and 2007, respectively, to fund operating deficits.  Cumulative Advances as of March 30, 2009 and 2008 are $120,490.  The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and Advances made by the Partnership have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

Effective February 2009, the Partnership withdrew from Ashland Park Apartments, L.P. (“Ashland Park”), in connection with which the Partnership received $3,500.  Such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2009.  The Partnership’s investment balance in Ashland Park, after cumulative equity losses, became zero during the year ended March 30, 1999.

Effective February 2007, the Partnership assigned its Local Partnership Interest in Carrington Limited Dividend Housing Association Limited Partnership (“Carrington”) to one of Carrington’s Local General Partners, whereby the Partnership received $149,895.  Such amount is reflected as gain on disposal of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2007.  The Partnership’s investment balance in Carrington, after cumulative equity losses, became zero during the year ended March 30, 2006.

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are reflected on pages 35 and 36, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The combined balance sheets of the Local Partnerships as of December 31, 2008 and 2007 are as follows:

	2008	2007

ASSETS

Cash and cash equivalents	$1,685,633	$1,432,375
Rents receivable	485,248	570,510
Escrow deposits and reserves	5,036,286	4,735,459
Land	3,710,215	3,710,215
Buildings and improvements (net of accumulated depreciation of $66,823,930 and $62,997,117)	45,436,519	48,507,023
Intangible assets (net of accumulated amortization of $601,103 and $575,345)	263,106	289,390
Other assets	1,328,980	1,292,657

	$57,945,987	$60,537,629

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,344,773	$1,497,839
Due to related parties	5,212,785	4,792,214
Mortgage loans	75,984,949	76,602,199
Accrued interest	6,015,631	5,833,343
Other liabilities	764,520	807,713

	89,322,658	89,533,308
Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	26,588,807	26,588,807
Cumulative loss	(24,748,692)	(24,774,055)

	1,840,115	1,814,752

General partners and other limited partners
Capital contributions, net of distributions	(1,390,117)	(1,402,781)
Cumulative loss	(31,826,669)	(29,407,650)

	(33,216,786)	(30,810,431)

	(31,376,671)	(28,995,679)

	$57,945,987	$60,537,629

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

REVENUE

Rental	$12,349,316	$11,813,515	$12,260,770
Interest and other	313,636	384,392	398,638

TOTAL REVENUE	12,662,952	12,197,907	12,659,408

EXPENSES

Administrative	3,016,090	2,684,920	2,831,638
Utilities	1,784,854	1,785,113	1,784,166
Operating and maintenance	3,029,077	3,009,870	2,983,376
Taxes and insurance	1,164,195	1,232,301	1,283,973
Financial	2,182,047	2,260,472	2,590,917
Depreciation and amortization	3,880,345	3,937,524	4,160,276

TOTAL EXPENSES	15,056,608	14,910,200	15,634,346

NET LOSS	$(2,393,656)	$(2,712,293)	$(2,974,938)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$25,363	$(67,384)	$(97,326)
General partners and other limited partners (includes $2,292,014, $2,461,655 and $2,668,471 of Partnership loss in excess of investment)	(2,419,019)	(2,644,909)	(2,877,612)

	$(2,393,656)	$(2,712,293)	$(2,974,938)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Partnership's equity in income for the year ended December 31, 2008		Adjustment to carrying value during the year ended March 30, 2009	Cash distributions received during the year ended March 30, 2008 (2)	Investment in Local Partnership balance as of March 30, 2009

April Gardens Apartments II Limited Partnership	$—	$—	$—	(1)	$—	$—	$—
Ashland Park Apartments, L.P.	—	—	—	(1)	—	—	—
Auburn Family, L.P.	—	—	—	(1)	—	—	—
Batesville Family, L.P.	—	—	—	(1)	—	—	—
Bay Springs Elderly, L.P.	—	—	—	(1)	—	—	—
Brisas del Mar Apartments Limited Partnership	—	—	—	(1)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(1)	—	—	—
Chestnut Park Associates, L.P.	—	—	—	(1)	—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	—	(1)	—	—	—
Christian Street Commons Associates	—	—	—	(1)	—	—	—
Country View Apartments	—	—	—	(1)	—	—	—
Desarrollos de Belen Limited Partnership	—	—	—	(1)	—	—	—
Desarrollos de Emaus Limited Partnership	—	—	—	(1)	—	—	—
Ellinwood Heights Apartments, L.P.	—	—	—	(1)	—	—	—
Fulton Street Houses Limited Partnership	—	—	—	(1)	—	—	—
Hayes Run Limited Partnership	—	—	—	(1)	—	—	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	—	(1)	—	—	—
Hurlock Meadow Limited Partnership	—	—	—	(1)	—	—	—
Ivy Family, L.P.	—	—	—	(1)	—	—	—
Justin Associates	—	—	—	(1)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(1)	—	—	—
Labelle Commons, Ltd.	—	—	—	(1)	—	—	—
Loma Del Norte Limited Partnership	—	—	—	(1)	—	—	—
Long Reach Associates Limited Partnership	—	—	—	(1)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(1)	—	—	—
Moore Haven Commons, Ltd.	—	—	—	(1)	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	504,607	—	25,363		—	—	529,970
Nash Hill Associates, Limited Partnership	—	—	—	(1)	—	—	—
North Calhoun City, L.P.	—	—	—	(1)	—	—	—
Orange City Plaza, Limited Partnership	—	—	—	(1)	—	—	—
Puerta del Mar Limited Partnership	—	—	—	(1)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(1)	—	—	—
Queen Lane Investors	—	—	—	(1)	—	—	—
Somerset Manor, Ltd.	—	—	—	(1)	—	—	—
Sugar Cane Villas, Ltd.	—	—	—	(1)	—	—	—
Summerfield Apartments Limited Partnership	—	—	—	(1)	—	—	—
Sydney Engel Associates L.P.	—	—	—	(1)	—	—	—
Union Valley Associates Limited Partnership	—	—	—	(1)	—	—	—
Walnut Grove Family, L.P.	—	—	—	(1)	—	—	—
Waynesboro Apartments Limited Partnership	—	—	—	(1)	—	—	—
West Calhoun City, L.P.	—	—	—	(1)	—	—	—
Westminster Apartments Limited Partnership	—	—	—	(1)	—	—	—
	$504,607	$—	$25,363		$—	$—	$529,970

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)
The total excludes $46,186 of distributions received classified as other income from local partnerships and $3,500 received in connection with disposal of limited partner interests/local partnership properties.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2008 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2007	Investments (voluntary advances) during the year ended March 30, 2008	Partnership's equity in loss for the year ended December 31, 2007		Adjustment to carrying value during the year ended March 30, 2008	Cash distributions received during the year ended March 30, 2008 (3)	Investment in Local Partnership balance as of March 30, 2008

April Gardens Apartments II Limited Partnership	$—	$—	$—	(1)	$—	$—	$—
Ashland Park Apartments, L.P.	—	—	—	(1)	—	—	—
Auburn Family, L.P.	—	—	—	(1)	—	—	—
Batesville Family, L.P.	—	—	—	(1)	—	—	—
Bay Springs Elderly, L.P.	—	—	—	(1)	—	—	—
Brisas del Mar Apartments Limited Partnership	—	—	—	(1)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(1)	—	—	—
Chestnut Park Associates, L.P.	—	—	—	(1)	—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	—	(1)	—	—	—
Christian Street Commons Associates	—	—	—	(1)	—	—	—
Country View Apartments	—	—	—	(1)	—	—	—
Desarrollos de Belen Limited Partnership	—	—	—	(1)	—	—	—
Desarrollos de Emaus Limited Partnership	—	—	—	(1)	—	—	—
Ellinwood Heights Apartments, L.P.	—	—	—	(1)	—	—	—
Fulton Street Houses Limited Partnership	—	—	—	(1)	—	—	—
Hayes Run Limited Partnership	—	—	—	(1)	—	—	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	—	(1)	—	—	—
Hurlock Meadow Limited Partnership	—	—	—	(1)	—	—	—
Ivy Family, L.P.	—	—	—	(1)	—	—	—
Justin Associates	—	—	—	(1)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(1)	—	—	—
Labelle Commons, Ltd.	—	—	—	(1)	—	—	—
Loma Del Norte Limited Partnership	—	—	—	(1)	—	—	—
Long Reach Associates Limited Partnership	—	—	—	(1)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(1)	—	—	—
Moore Haven Commons, Ltd.	—	—	—	(1)	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	576,812	—	(52,205)		—	(20,000)	504,607
Nash Hill Associates, Limited Partnership	—	—	—	(1)	—	—	—
North Calhoun City, L.P.	—	—	—	(1)	—	—	—
Orange City Plaza, Limited Partnership	—	15,179	(15,179	) (2)	—	—	—
Puerta del Mar Limited Partnership	—	—	—	(1)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(1)	—	—	—
Queen Lane Investors	—	—	—	(1)	—	—	—
Somerset Manor, Ltd.	—	—	—	(1)	—	—	—
Sugar Cane Villas, Ltd.	—	—	—	(1)	—	—	—
Summerfield Apartments Limited Partnership	—	—	—	(1)	—	—	—
Sydney Engel Associates L.P.	—	—	—	(1)	—	—	—
Union Valley Associates Limited Partnership	—	—	—	(1)	—	—	—
Walnut Grove Family, L.P.	—	—	—	(1)	—	—	—
Waynesboro Apartments Limited Partnership	—	—	—	(1)	—	—	—
West Calhoun City, L.P.	—	—	—	(1)	—	—	—
Westminster Apartments Limited Partnership	—	—	—	(1)	—	—	—
	$576,812	$15,179	$(67,384)		$—	$(20,000)	$504,607

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The Partnership’s equity in loss of an investment in a Local Partnership is limited to the remaining investment balance.
(3)	The total excludes $26,118 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,930,431	$39,984	$2,565,230	$(1,812,522)
Ashland Park Apartments, L.P.	1,001,691	50,160	1,293,736	(837,252)
Auburn Family, L.P.	439,806	20,000	670,068	(323,057)
Batesville Family, L.P.	1,396,285	52,000	1,892,764	(989,,635)
Bay Springs Elderly, L.P.	654,239	38,000	938,296	(475,388)
Brisas del Mar Apartments Limited Partnership	2,556,919	100,280	3,505,988	(2,457,550)
Bruce Housing Associates, L.P.	1,064,826	16,000	1,643,636	(972,130)
Chestnut Park Associates, L.P.	4,337,275	781,700	8,715,836	(5,568,980)
Chowan Senior Manor Associates Limited Partnership	1,194,083	86,101	1,611,708	(1,023,552)
Christian Street Commons Associates	521,832	—	—	—
Country View Apartments	905,761	35,698	1,314,750	(559,551)
Desarrollos de Belen Limited Partnership	1,817,596	96,190	2,519,166	(1,373,000)
Desarrollos de Emaus Limited Partnership	3,089,078	214,000	4,115,793	(2,126,711)
Ellinwood Heights Apartments, L.P.	664,920	10,000	1,036,661	(456,326)
Fulton Street Houses Limited Partnership	3,869,930	2	5,983,089	(3,679,123)
Hayes Run Limited Partnership	1,378,596	85,060	1,703,131	(796,891)
Howard L. Miller Sallisaw Apartments II, L.P.	596,258	39,000	823,657	(327,881)
Hurlock Meadow Limited Partnership	1,225,472	49,525	1,647,845	(1,038,310)
Ivy Family, L.P.	731,946	11,000	1,238,287	(718,876)
Justin Associates	2,084,848	27,472	4,378,882	(2,707,691)
LaBelle Commons, Ltd.	978,339	98,947	1,263,737	(732,820)
Lawrence Road Properties, Ltd.	733,946	50,000	982,221	(510,645)
Loma Del Norte Limited Partnership	1,391,814	84,874	2,031,383	(894,984)
Long Reach Associates Limited Partnership	1,431,058	118,446	1,940,133	(917,195)
Mirador del Toa Limited Partnership	1,811,472	105,000	2,393,997	(1,687,038)
Moore Haven Commons, Ltd.	896,963	73,645	1,199,226	(792,337)
NP-89 Limited Dividend Housing Association Limited Partnership	2,895,016	150,000	7,987,623	(4,949,362)
Nash Hill Associates, Limited Partnership	1,419,789	123,876	1,797,040	(832,089)
North Calhoun City, L.P.	448,576	12,000	676,338	(358,639)
Orange City Plaza, Limited Partnership	372,119	53,904	1,051,852	(526,427)
Puerta del Mar Limited Partnership	2,433,052	115,000	3,273,573	(2,261,005)
Purvis Heights Properties, L.P.	1,110,322	47,000	1,602,756	(757,323)
Queen Lane Investors	1,884,424	60,301	2,841,369	(1,729,552)
Somerset Manor, Ltd.	868,979	53,383	1,132,970	(736,473)
Sugar Cane Villas, Ltd.	3,200,620	58,500	4,093,772	(2,694,248)
Summerfield Apartments Limited Partnership	1,441,951	195,411	2,829,678	(1,184,884)
Sydney Engel Associates L.P.	15,270,199	284,305	20,403,211	(13,008,966)
Union Valley Associates Limited Partnership	1,400,527	97,800	1,758,877	(799,753)
Walnut Grove Family, L.P.	821,643	30,000	1,128,222	(612,532)
Waynesboro Apartments Limited Partnership	1,431,989	76,000	1,794,917	(839,441)
West Calhoun City, L.P.	672,387	18,000	1,197,295	(599,851)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,281,736	(1,152,440)
	$75,984,949	$3,710,215	$112,260,449	$(66,823,930)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

Property information for each Local Partnership as of December 31, 2007 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,940,817	$39,984	$2,554,215	$(1,710,647)
Ashland Park Apartments, L.P.	1,007,252	50,160	1,276,935	(785,001)
Auburn Family, L.P.	444,579	20,000	666,684	(306,420)
Batesville Family, L.P.	1,402,915	52,000	1,882,647	(941,357)
Bay Springs Elderly, L.P.	657,811	38,000	933,986	(451,636)
Brisas del Mar Apartments Limited Partnership	2,571,899	100,280	3,488,197	(2,306,527)
Bruce Housing Associates, L.P.	1,071,790	16,000	1,630,448	(915,851)
Chestnut Park Associates, L.P.	4,461,175	781,700	8,693,011	(5,264,153)
Chowan Senior Manor Associates Limited Partnership	1,203,845	86,101	1,578,917	(971,012)
Christian Street Commons Associates	536,317	—	7,545	(2,455)
Country View Apartments	910,551	35,698	1,289,750	(522,313)
Desarrollos de Belen Limited Partnership	1,827,079	96,190	2,519,166	(1,290,216)
Desarrollos de Emaus Limited Partnership	3,105,194	214,000	4,046,102	(1,992,899)
Ellinwood Heights Apartments, L.P.	668,470	10,000	1,009,768	(421,737)
Fulton Street Houses Limited Partnership	3,869,930	2	5,983,089	(3,454,435)
Hayes Run Limited Partnership	1,385,839	85,060	1,694,620	(731,324)
Howard L. Miller Sallisaw Apartments II, L.P.	599,282	39,000	802,984	(307,250)
Hurlock Meadow Limited Partnership	1,232,292	49,525	1,639,842	(976,382)
Ivy Family, L.P.	742,126	11,000	1,229,842	(675,888)
Justin Associates	2,098,457	27,472	4,372,042	(2,548,404)
LaBelle Commons, Ltd.	983,627	98,947	1,263,737	(684,544)
Lawrence Road Properties, Ltd.	737,825	50,000	982,221	(485,093)
Loma Del Norte Limited Partnership	1,398,854	84,874	1,956,291	(833,781)
Long Reach Associates Limited Partnership	1,438,440	118,446	1,939,212	(867,365)
Mirador del Toa Limited Partnership	1,822,423	105,000	2,374,461	(1,587,968)
Moore Haven Commons, Ltd.	901,752	73,645	1,199,226	(750,140)
NP-89 Limited Dividend Housing Association Limited Partnership	3,096,140	150,000	7,897,442	(4,639,591)
Nash Hill Associates, Limited Partnership	1,427,370	123,876	1,781,667	(780,485)
North Calhoun City, L.P.	455,102	12,000	670,388	(343,399)
Orange City Plaza, Limited Partnership	382,467	53,904	1,051,852	(501,977)
Puerta del Mar Limited Partnership	2,447,306	115,000	3,247,655	(2,119,365)
Purvis Heights Properties, L.P.	1,116,418	47,000	1,589,723	(722,590)
Queen Lane Investors	1,647,041	60,301	2,841,369	(1,729,552)
Somerset Manor, Ltd.	873,408	53,383	1,130,381	(694,719)
Sugar Cane Villas, Ltd.	3,217,284	58,500	4,093,772	(2,548,464)
Summerfield Apartments Limited Partnership	1,488,833	195,411	2,790,670	(1,113,291)
Sydney Engel Associates L.P.	15,460,803	284,305	20,286,434	(12,240,962)
Union Valley Associates Limited Partnership	1,407,722	97,800	1,758,877	(756,799)
Walnut Grove Family, L.P.	825,870	30,000	1,117,674	(582,642)
Waynesboro Apartments Limited Partnership	1,439,826	76,000	1,794,917	(795,610)
West Calhoun City, L.P.	688,096	18,000	1,182,875	(568,170)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,253,506	(1,074,703)
	$76,602,199	$3,710,215	$111,504,140	$(62,997,117)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

5.	Investment in Local Partnerships (continued)

The summary of property activity during the year ended December 31, 2008 is as follows:

	Balance as of December 31, 2007	Net change during the year ended December 31, 2008	Balance as of December 31, 2008

Land	$3,710,215	$—	$3,710,215
Buildings and improvements	111,504,140	756,309	112,260,449
	115,214,355	756,309	115,970,664
Accumulated depreciation	(62,997,117)	3,826,813	(66,823,930)
	$52,217,238	$(3,070,504)	$49,146,734

The Partnership’s investment in NP-89 represents more then 20% of the Partnership’s total assets as of March 30, 2009 and 2008.  The following financial information represents certain balance sheet and operating statement data of NP-89 as of and for the years ended December 31, 2008 and 2007:

	2008	2007

Total assets	$3,587,024	$3,750,242

Total liabilities	$2,988,368	$3,177,205

Revenue	$1,291,259	$1,261,636

Net income (loss)	$25,619	$(52,735)

6.	Transactions with General Partner and Affiliates

For the years ended March 30, 2009, 2008 and 2007, the Partnership paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to the Partnership:

	2009		2008		2007
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Management fees (see Note 8)	$214,000	$220,825	$100,000	$221,540	$159,334	$228,313

Administration fees (see Note 8)	14,226	220,825	15,517	221,540	15,553	228,313

For the years ended December 31, 2008, 2007 and 2006, certain Local Partnerships paid and/or incurred the following amounts to the General Partner and/or affiliates in connection with services provided to such Local Partnerships:

	2008		2007		2006
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$44,607	$45,598	$42,128	$40,010	$42,371	$40,010

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2009, 2008 and 2007 to the tax return loss for the years ended December 31, 2008, 2007 and 2006 is as follows:

	2009	2008	2007

Financial statement net loss for the years ended March 30, 2009, 2008 and 2007	$(474,101)	$(551,682)	$(431,945)

Add (less) net transactions occurring between
January 1, 2006 and March 30, 2006	—	—	(124,512)
January 1, 2007 and March 30, 2007	—	17,889	(17,889)
January 1, 2008 and March 30, 2008	(125,165)	125,165	—
January 1, 2009 and March 30, 2009	120,348	—	—

Adjusted financial statement net loss for the years ended December 31, 2008, 2007 and 2006	(478,918)	(408,628)	(574,346)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	327,562	327,560	145,148

Differences arising from equity in loss of investment in local partnerships	(1,850,619)	(2,617,547)	(2,538,962)

Differences in gain on disposal of limited partner interests/local partnership properties	—	248,246	—

Other income from local partnerships	(36,063)	(15,698)	(30,847)

Nondeductible flow through expenses	39	—	—

Other differences	1,988	(748)	(238)

Tax return loss for the years ended December 31, 2008, 2007 and 2006	$(2,036,011)	$(2,466,815)	$(2,999,245)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2008 and 2007 are as follows:

	2008	2007

Investment in local partnerships - financial reporting	$529,970	$504,607
Investment in local partnerships - tax	(25,445,556)	(23,584,237)

	$25,975,526	$24,088,844

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administrative fees not deductible for tax purposes pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

8.	Commitments and Contingencies

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets").  The Partnership incurred a Management Fee of $154,578, $155,078, and $159,819 for the years ended March 30, 2009, 2008 and 2007, respectively.  The annual Additional Management Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Management Fee of $66,247, $66,462 and $68,494 for the years ended March 30, 2009, 2008 and 2007, respectively.  Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations.  Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,362,803 and $1,355,978 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2009 and 2008, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement.  MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000.  The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement.  Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The Partnership incurred an Administration Fee of $154,578, $155,078, and $159,819 for the years ended March 30, 2009, 2008 and 2007, respectively.    The annual Additional Administration Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Administration Fee of $66,247, $66,462 and $68,494 for the years ended March 30, 2009, 2008 and 2007, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $440,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2009 and 2008.  Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $1,571,916 and $1,365,317 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2009 and 2008, respectively.

The amount reflected above as due to MLFA and certain amounts due to the General Partner and affiliates are payable pursuant to the terms of an agreement between the Partnership, the General Partner and MLFA (the “Deferred Fee Agreement”).  Such amounts are payable to the extent proceeds from the sales of limited partner interests/local partnership properties become available, as described in the Deferred Fee Agreement.

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

The estimated fair value of the Partnership's financial instruments as of March 30, 2009 and 2008 are disclosed elsewhere in the financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
MARCH 30, 2009, 2008 AND 2007

10.	Quarterly Financial Information - Unaudited

The following is a summary of results of operations for each of the four quarters for the years indicated:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

2009

Total revenue	$30,060	$6,863	$3,209	$20,680

Total expenses	(146,869)	(134,401)	(137,978)	(144,528)

Equity in income (loss) of investment in local partnerships	(13,614)	(1,661)	52,895	(12,257)

Gain on disposal of limited partner interests/local partnership properties	—	—	—	3,500

Net loss	(130,423)	(129,199)	(81,874)	(132,605)

Net loss per unit of limited partnership interest	—	—	—	—

2008

Total revenue	$26,521	$17,450	$16,344	$22,506

Total expenses	(142,623)	(133,311)	(143,514)	(147,671)

Equity in income (loss) of investment in local partnerships	1,563	23,786	5,841	(98,574)

Net loss	(114,539)	(92,075)	(121,329)	(223,739)

Net loss per unit of limited partnership interest	—	—	—	—

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2009.

Item 9A(T).  Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2009.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to temporary rules of the SEC that permit Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

Registrant has no officers or directors.  The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The responsibilities of the General Partner are currently carried out by Richman Housing.  The executive officers and director of Richman Housing are:

Served in present
Name	capacity since[1]	Position held

Richard Paul Richman	September 21, 1989	Director
David A. Salzman	February 1, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	September 21, 1989	Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 61, is the sole Director of Richman Housing.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 48, is the President of Richman Housing and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 48, is a Vice President and Treasurer of Richman Housing.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the syndication and finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 53, is the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 47, is the Assistant Treasurer of Richman Housing and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Effective January 14, 2009, Neal Ludeke resigned his positions as Vice President and Treasurer of Richman Housing.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”).  Mr. Richman is deemed to be an audit committee financial expert and is not independent of Registrant.

Item 10.  Directors and Executive Officers of the Registrant (continued).

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

Item 11.  Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the year ended March 30, 2009 or during the prior two fiscal years.  During the year ended March 30, 2009 and during the prior two fiscal years, Richman Housing did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Notes 6 and 8 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

Tabular information concerning salaries, bonuses and other types of compensation payable to executive officers has not been included in this Annual Report.  As noted above, Registrant has no executive officers.  The levels of compensation payable to the General Partner and/or its affiliates is limited by the terms of the Partnership Agreement and may not be increased therefrom on a discretionary basis.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.8% of all such Units.  Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,619 Units, representing approximately 7.3% of all such Units.  As of December 31, 2008, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units.  Richman Housing is wholly owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 6 and 8 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.  Such fees continue to be incurred by Registrant during the fiscal year ending March 30, 2010.

The taxable loss generated by Registrant during the years ended December 31, 2008 and 2007 allocated to the General Partner was $20,361 and $24,668, respectively.  The taxable loss generated by the General Partner during the years ended December 31, 2008 and 2007 (from the allocation of Registrant discussed above) and allocated to Richman Housing was $16,461 and $19,939, respectively.

Review, Approval or Ratification of Transactions with Related Parties

Pursuant to the terms of the Partnership Agreement, Registrant has specific rights and limitations in conducting business with the General Partner and affiliates.  To date, Registrant has followed such provisions of the Partnership Agreement.  Registrant's unwritten policies for transacting business with related parties are to first refer to the Partnership Agreement in connection with conducting such business or making payments and then, if circumstances arise for which a new related party transaction is contemplated, present the proposed transaction to certain officers of Richman Housing for review and approval.  If any matter in connection with such transaction might be unclear under the terms of the Partnership Agreement, such matter is presented to general or outside counsel for review prior to any such transaction being entered into by Registrant.

Item 13.  Certain Relationships and Related Transactions and Director Independence (continued).

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2009 and 2008.

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2009 and 2008:

	2009	2008

Audit Fees	$45,000	$50,250
Audit-Related Fees	—	—
Tax Fees	$15,000	$10,500
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2009 and 2008.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2009 and 2008 principal accountant fees and services.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

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

(3)  Exhibits

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed February 15, 1990 (File No. 33-31390)

10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1991(File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1991(File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1991(File No. 0-19217)

10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1990(File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1990(File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1990(File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1991(File No. 0-19217)

Incorporated by
	Exhibit	Reference to

10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended June 29, 1991(File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1991(File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1991(File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report for the year ended March 30, 1991(File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1991(File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1991(File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1991(File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1991(File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1991(File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended June 29, 1991(File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1991(File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1991(File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1991(File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report for the year ended March 30, 1999(File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1990(File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report for the year ended March 30, 1997(File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report for the year ended March 30, 1997(File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report for the year ended March 30, 1997(File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report for the year ended March 30, 1997(File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1991(File No. 0-19217)

10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report for the period ended December 30, 1990(File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended September 29, 1991(File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report for the year ended March 30, 1992(File No. 33-31390)

Incorporated by
	Exhibit	Reference to

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

*32.2	Section 1350 Certification of Chief Financial Officer.

*99.1	Pages 20 through 31 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.2	Pages 44 through 71 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.3	Pages 78 through 80 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.4	Pages 14 through 19 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.5	Supplement No. 1 dated June 6, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.6	Supplement No. 2 dated November 21, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.7	Supplement No. 3 dated December 20, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.8	Supplement No. 4 dated October 30, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

*99.9	Supplement No. 5 dated December 26, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

Incorporated by
	Exhibit	Reference to

*99.10	Supplement No. 6 dated January 15, 1992 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933

99.11	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005(File No. 0-19217)

99.12	Independent Auditor’s Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005(File No. 0-19217)

99.13	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005(File No. 0-19217)

99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006(File No. 0-19217)

99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2006(File No. 0-19217)

99.16	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007(File No. 0-19217)

99.17	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2008(File No. 0-19217)

*99.18	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.

*99.19	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2008

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P.,
General Partner

	By:	Richman Housing Credits Inc.,
general partner

Dated: June 29, 2009	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 29, 2009	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 29, 2009
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 29, 2009
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 29, 2009
(Richard Paul Richman)	General Partner