Form 10-Q
period 2009-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2010-02-10
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2009

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

Yes  ☐ No ☒

As of February 10, 2010, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
 (UNAUDITED)

	December 30,	March 30,
	2009	2009

ASSETS

Cash and cash equivalents	$817,368	$946,612
Investment in local partnerships	547,303	529,970

	$1,364,671	$1,476,582

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities

Accounts payable and accrued expenses	$485,854	$523,447
Payable to general partner and affiliates	3,145,277	2,934,719

	3,631,131	3,458,166

Commitments and contingencies

Partners’ deficit

General partner	(2,266,460)	(1,981,584)
Limited partners (35,883 units of limited partnership interest outstanding)	—	—

	(2,266,460)	(1,981,584)

	$1,364,671	$1,476,582

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	2009	2009	2008	2008

REVENUE

Interest	$780	$1,727	$1,629	$14,441
Other income from local partnerships	5,660	35,677	1,580	25,690

TOTAL REVENUE	6,440	37,404	3,209	40,131

EXPENSES

Administration fees	32,160	137,392	55,385	166,155
Management fees	32,159	137,391	55,385	166,155
Professional fees	14,939	67,858	22,625	66,467
State of New Jersey filing fee	4,763	9,946	5,160	16,037
Printing, postage and other	2,390	7,036	(577)	4,433

TOTAL EXPENSES	86,411	359,623	137,978	419,247

	(79,971)	(322,219)	(134,769)	(379,116)

Equity in income of investment in local partnerships	18,892	37,333	52,895	37,620

Loss prior to gain on sale of limited partner interests/local partnership properties	(61,079)	(284,886)	(81,874)	(341,496)

Gain on sale of limited partner interests/local partnership properties		10

NET LOSS	(61,079)	(284,876)	(81,874)	(341,496)

Other comprehensive loss, net				(3,426)

COMPREHENSIVE LOSS	$(61,079)	$(284,876)	$(81,874)	$(344,922)

NET LOSS ATTRIBUTABLE TO

General partner	$(61,079)	$(284,876)	$(81,874)	$(341,496)
Limited partners	—	—	—	—

	$(61,079)	$(284,876)	$(81,874)	$(341,496)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$—	$—	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2009 AND 2008
 (UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,727	$9,611
Cash paid for
administration fees	(14,225)	(11,638)
management fees	(50,000)	(100,000)
professional fees	(97,997)	(88,552)
State of New Jersey filing fee	(16,369)	(20,412)
printing, postage and other expenses	(8,067)	(23,089)

Net cash used in operating activities	(184,931)	(234,080)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities/redemptions and sales of investments in bonds		872,000
Proceeds in connection with sale of limited partner interests/local partnership properties	10
Distributions received from local partnerships	55,677	25,690

Net cash provided by investing activities	55,687	897,690

Net increase (decrease) in cash and cash equivalents	(129,244)	663,610

Cash and cash equivalents at beginning of period	946,612	380,660

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$817,368	$1,044,270

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized loss on investments in bonds, net		$(3,426)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - (Continued)
NINE MONTHS ENDED DECEMBER 30, 2009 AND 2008
 (UNAUDITED)

	2009	2008

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(284,876)	$(341,496)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in income of investment in local partnerships	(37,333)	(37,620)
Distributions from local partnerships classified as other income	(35,677)	(25,690)
Gain on sale of limited partner interests/local partnership properties	(10)
Accretion of zero coupon bonds		(4,830)
Increase in payable to general partner and affiliates	210,558	220,672
Decrease in accounts payable and accrued expenses	(37,593)	(45,116)

NET CASH USED IN OPERATING ACTIVITIES	$(184,931)	$(234,080)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2009 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2009 are not necessarily indicative of the results that may be expected for the entire year.

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes,” as codified by FASB Accounting Standards Codification (“ASC”) Topic 740; Subtopic 10, which interprets Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” as codified by ASC Topic 740; Subtopic 10.  ASC Topic 740; Subtopic 10 requires all taxpayers to analyze all material positions they have taken or plan to take in all tax returns that have been filed or should have been filed with all taxing authorities for all years still subject to challenge by those taxing authorities.  If the position taken is “more-likely-than-not” to be sustained by the taxing authority on its technical merits and if there is more than a 50% likelihood that the position would be sustained if challenged and considered by the highest court in the relevant jurisdiction, the tax consequences of that position should be reflected in the taxpayer’s GAAP financial statements.  Because the Partnership is a pass-through entity and is not required to pay income taxes, ASC Topic 740; Subtopic 10 does not currently have any impact on its financial statements.

FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of December 30, 2009 are cash and cash equivalents of $817,368 as reflected in the accompanying unaudited balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

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

FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption has not had an impact on the Partnership’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 10 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 10 shall be applied prospectively with early application prohibited and its adoption has not had an impact on the Partnership’s financial position or results of operations.

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.  The Partnership has no financial instruments as of December 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

1.	Basis of Presentation (continued)

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” as codified by ASC Topic 810; Subtopic 10.  ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 will be effective for the Partnership’s fiscal year beginning March 31, 2010.  The Partnership is currently evaluating the effects of ASC Topic 810; Subtopic 10 on its financial statements.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership.  As of December 30, 2009, the Partnership holds a Local Partnership Interest in forty Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2009, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2009	$529,970

Equity in income of investment in local partnerships	37,333	*

Distributions received from Local Partnerships	(55,677)

Distributions classified as other income	35,677

Investment in local partnerships as of December 30, 2009	$547,303

*
In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership.  Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

The Partnership’s investment balance in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) represents more than 20% of the Partnership’s total assets as of December 30, 2009 and the equity in income of investment in local partnerships reflected above is attributable to NP-89.  The following financial information represents certain unaudited operating statement data of NP-89 for the nine months ended September 30, 2009:

Revenue	$959,534

Net income	$37,710

In July 2009, the Partnership withdrew from Westminster Apartments Limited Partnership (“Westminster”), in connection with which the Partnership received $10.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

In December 2009, the Partnership assigned one-half of its 99% Local Partnership Interest in Sydney Engel Associates L.P. (“Sydney Engel”) to an affiliate of the Local General Partner of Sydney Engel.  The Partnership did not receive any proceeds in connection with the assignment.  The Partnership’s investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - (Continued)
DECEMBER 30, 2009
(UNAUDITED)

2.	Investment in Local Partnerships (continued)

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $1,932,000 as of December 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $37,000 as of December 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

3.	Additional Information

Additional information, including the audited March 30, 2009 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2009 on file with the Securities and Exchange Commission.

4.	Subsequent Events

Management has evaluated all activity of the Partnership through February 10, 2010 and concluded that no subsequent events have occurred that would require recognition in the accompanying financial statements or disclosure in the notes thereto.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2009, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2009.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2009, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents decreased by approximately $129,000 during the nine months ended December 30, 2009.  During the nine months ended December 30, 2009, the investment in local partnerships increased as a result of equity in the Local Partnerships’ net income for the nine months ended September 30, 2009 of $37,333, partially offset by distributions received from Local Partnerships of $20,000 (excluding $35,677 of distributions classified as other income from local partnerships).  Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of December 30, 2009.

Results of Operations

Registrant’s operating results are dependent upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

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

Although Registrant’s operations for the three months ended December 30, 2009 and 2008 have not varied significantly, as reflected by the net losses of $61,079 and $81,874, respectively, administration and management fees decreased in the cumulative amount of approximately $46,000 as a result of Registrant’s disposal of its limited partner interests (the “Local Partnership Interests”) in Westminster Apartments Limited Partnership (“Westminster”) and Sydney Engel Associates L.P. (“Sydney Engel”) (see discussion below under Local Partnership Matters) and equity in income of investment in local partnerships decreased by approximately $34,000, which decrease is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.

Registrant’s operations for the nine months ended December 30, 2009 and 2008 resulted in net losses of $284,876 and $341,496, respectively.  Administration and management fees decreased in the cumulative amount of approximately $58,000 as a result of Registrant’s disposal of its Local Partnership Interests in Westminster and Sydney Engel (see discussion below under Local Partnership Matters).  Other comprehensive loss for the nine months ended December 30, 2008 resulted from a net unrealized loss on investments in bonds of $3,426.  Registrant’s investments in bonds as reflected in Registrant’s balance sheet as of March 30, 2008 matured during the nine months ended December 30, 2008.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of December 30, 2009, Registrant owns forty of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve and does not intend to conduct any business.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In July 2009, Registrant withdrew from Westminster, in connection with which Registrant received $10.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2009.  Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

In December 2009, Registrant assigned one-half of its 99% Local Partnership Interest in Sydney Engel to an affiliate of the Local General Partner of Sydney Engel.  Registrant did not receive any proceeds in connection with the assignment.  Registrant’s investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $1,932,000 as of December 2009.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $37,000 as of December 2009.  The Local General Partner of Queen Lane is examining the potential to sell the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

Critical Accounting Policies and Estimates

The accompanying unaudited financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), which requires Registrant to make certain estimates and assumptions.  The following section is a summary of certain aspects of those accounting policies that may require subjective or complex judgments and are most important to the portrayal of Registrant’s financial condition and results of operations.  Registrant believes that there is a low probability that the use of different estimates or assumptions in making these judgments would result in materially different amounts being reported in the accompanying unaudited financial statements.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities under Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46 - Revised, “Consolidation of Variable Interest Entities,” as codified by FASB Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the strength of the Local General Partners.

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

FASB issued SFAS No. 157, “Fair Value Measurements,” as codified by ASC Topic 820, which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements.  Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB approved the Financial Staff Position (“FSP”) that deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.

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

Financial assets accounted for at historical cost which approximates fair value on a recurring basis as of December 30, 2009 are cash and cash equivalents of $817,368 as reflected in the accompanying unaudited balance sheet.  Cash and cash equivalents are carried at historical cost which approximates fair value based on quoted market prices for identical securities (Level 1 inputs).

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

FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51,” as codified by ASC Topic 810, which replaces the concept of minority interest with noncontrolling interests in subsidiaries.  Noncontrolling interests will now be reported as a component of equity in the consolidated statement of financial position.  Earnings attributable to noncontrolling interests will continue to be reported as a part of consolidated earnings; however, ASC Topic 810 requires that income attributable to both controlling and noncontrolling interests be presented separately on the face of the consolidated income statement.  In addition, ASC Topic 810 provides that when losses attributable to noncontrolling interests exceed the noncontrolling interest’s basis, losses continue to be attributed to the noncontrolling interest as opposed to being absorbed by the consolidating entity.  ASC Topic 810 requires retroactive adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of ASC Topic 810 shall be applied prospectively.  ASC Topic 810 is effective for the first annual reporting period beginning on or after December 15, 2008 and its adoption has not had an impact on Registrant’s financial position or results of operations.

The Emerging Issues Task Force (“EITF”) issued EITF No. 08-6, “Equity Method Investment Accounting Considerations,” as codified by ASC Topic 323; Subtopic 10, which addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method.  ASC Topic 323; Subtopic 1 shall be effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years.  ASC Topic 323; Subtopic 1 shall be applied prospectively with early application prohibited and its adoption has not had an impact on Registrant’s financial position or results of operations.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued).

In April 2009, FASB issued FSP 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” as codified by ASC Topic 825; Subtopic 10, which requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.  Registrant has no financial instruments as of December 30, 2009.

In May 2009, FASB issued SFAS No. 165, “Subsequent Events,” as codified by ASC Topic 855, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  ASC Topic 855 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.

In June 2009, FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R),” as codified by ASC Topic 810; Subtopic 10.  ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 will be effective for Registrant’s fiscal year beginning March 31, 2010.  Registrant is currently evaluating the effects of ASC Topic 810; Subtopic 10 on its financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2009.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2009.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4T.	Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2009 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: February 10, 2010	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 10, 2010	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 10, 2010	/s/Richard Paul Richman
By: Richard Paul Richman
Director