Form 10-K
period 2010-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2010-06-25
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2010

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Large Accelerated Filer  ☐  Accelerated Filer  ☐  Non-Accelerated Filer  ☐  Smaller Reporting Company  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 25, 2010, there are 35,883 units outstanding.  The aggregate sales price for such units was $35,883,000.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns thirty-nine of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Certain of the Local Partnerships are subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships’ loan, regulatory or other agreements.

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

Registrant originally acquired Local Partnership Interests in forty-three Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns thirty-nine of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

During the year ended March 30, 2010, Registrant withdrew from Westminster Apartments Limited Partnership (“Westminster”), assigned one-half of its 99% Local Partnership Interest in Sydney Engel Associates L.P. (“Sydney Engel”) to an affiliate of the Local General Partner of Sydney Engel and sold its Local Partnership Interest in Justin Associates (“Justin”) to an affiliate of the Local General Partner of Justin.  Registrant received $10 in connection with Westminster; there were no other proceeds in connection with these transactions.  See further discussion in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations herein.

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

Item 2.   Properties (Continued).

The Local Partnership Interests were acquired by Registrant from 1990 through 1992.  Although Registrant generally owns a 98.9% - 99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

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

Item 2.  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2009		footnotes)

April Gardens Apartments II Limited Partnership
April Gardens Apartments
Las Piedras, Puerto Rico	48	$485,581		$1,919,017		(1b&c)

Ashland Park Apartments, L.P. (4), (6)
Ashland Park Apartments
Ashland, Nebraska	24	235,732		—	(4)

Auburn Family, L.P.
Auburn Apartments
Louisville, Mississippi	16	95,412		435,391		(1b&c)

Batesville Family, L.P.
Westridge Apartments
Batesville, Mississippi	48	239,716	(2)	1,388,997		(1b)

Bay Springs Elderly, L.P.
Bay Springs Manor
Bay Springs, Mississippi	24	208,820		650,941		(1b&c)

Brisas del Mar Apartments Limited Partnership
Brisas del Mar Apartments
Hatillo, Puerto Rico	66	668,172		2,539,009		(1b&c)

Bruce Housing Associates, L.P.
Bruce Family Apartments
Bruce, Mississippi	40	183,155	(2)	1,058,397		(1b&c)

Carrington Limited Dividend Housing Association Limited Partnership (3), (5)
Carrington Place
Farmington Hills, Michigan	100	2,174,720	(2)	—	(3)

Chestnut Park Associates, L.P.
Chestnut Park Apartments
East Orange, New Jersey	59	4,204,576		4,201,606		(1a&f)

Chowan Senior Manor Associates Limited Partnership
Azalea Garden Senior Manor Apartments
Murfreesboro, North Carolina	33	278,405		1,183,484		(1b&c)

Christian Street Commons Associates
Christian Street Commons Apartments
Philadelphia, Pennsylvania	18	581,645		507,616		(1b)

Item 2.   Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2009	footnotes)

Country View Apartments
Country View Apartments
Pembroke, Maine	16	$279,183		$900,561	(1b&c)

Desarrollos de Belen Limited Partnership
Vista de Jagueyes II Apartments
Aguas Buenas, Puerto Rico	41	422,929		1,807,250	(1b&c)

Desarrollos de Emaus Limited Partnership
Hucares II Apartments
Naguabo, Puerto Rico	72	631,404		3,071,495	(1b&c)

Ellinwood Heights Apartments, L.P.
Ellinwood Heights Apartments
Ellinwood, Kansas	24	156,261		661,047	(1b&c)

Fulton Street Houses Limited Partnership
Fulton Street Townhouse Apartments
New York, New York	35	1,948,081		3,869,930	(1b)

Hayes Run Limited Partnership
Mashburn Gap Apartments
Marshall, North Carolina	34	322,074		1,370,693	(1b&c)

Howard L. Miller Sallisaw Apartments II, L.P.
Sallisaw II Apartments
Sallisaw, Oklahoma	24	130,158		592,943	(1b&c)

Hurlock Meadow Limited Partnership
Hurlock Meadow Apartments
Hurlock, Maryland	30	284,218		1,218,066	(1b&c)

Ivy Family, L.P.
Ivy Apartments
Louisville, Mississippi	32	135,528	(2)	722,550	(1b&c)

Justin Associates (9)
Locust Tower Apartments
Philadelphia, Pennsylvania	40	1,809,723		2,070,292

LaBelle Commons, Ltd.
LaBelle Commons
LaBelle, Florida	32	253,580		972,598	(1b&c)

Lawrence Road Properties, Ltd.
Hillcrest Apartments
Newton, Mississippi	24	123,799	(2)	729,334	(1b&c)

Item 2.  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2009	footnotes)

Loma Del Norte Limited Partnership
Loma Del Norte Apartments
Anthony, New Mexico	40	$314,865		$1,384,131	(1b&c)

Long Reach Associates Limited Partnership
Oak Ridge Apartments
Bath, Maine	30	448,922		1,422,983	(1b&c)

Mirador del Toa Limited Partnership
Mirador del Toa Apartments
Toa Alta, Puerto Rico	48	284,847	(2)	1,799,524	(1b&c)

Moore Haven Commons, Ltd.
Moore Haven Commons
Moore Haven, Florida	28	213,402		891,738	(1b&c)

NP-89 Limited Dividend Housing Association Limited Partnership
Newport Apartments
Clinton Township, Michigan	168	2,372,292		2,678,344	(1a,b&f)

Nash Hill Associates, Limited Partnership
Nash Hill Place
Williamsburg, Massachusetts	28	302,575		1,411,518	(1b,c&d)

North Calhoun City, L.P.
North Calhoun City Apartments
Calhoun City, Mississippi	18	146,565		442,614	(1b&c)

Orange City Plaza, Limited Partnership (10)
Orange City Plaza Apartments
Orange City, Iowa	32	576,580		361,020	(1e)

Puerta del Mar Limited Partnership
Puerta del Mar Apartments
Hatillo, Puerto Rico	66	630,570		2,417,459	(1b&c)

Purvis Heights Properties, L.P.
Pineview Apartments
Purvis, Mississippi	40	191,512	(2)	1,103,621	(1b)

Queen Lane Investors
Queen's Row
Philadelphia, Pennsylvania	29	597,050	(2)	1,955,583	(1b)

Somerset Manor, Ltd.
Somerset Manor
Central City, Pennsylvania	24	208,465		864,146	(1b&c)

Sugar Cane Villas, Ltd.
Sugar Cane Villas
Pahokee, Florida	87	751,560		3,182,404	(1b&c)

Item 2.  Properties (Continued).

			Mortgage
Name of Local Partnership	Number		loans payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2009		footnotes)

Summerfield Apartments Limited Partnership
Summerfield Apartments
Charlotte, North Carolina	52	$1,088,667	$1,393,021		(1b)

Sydney Engel Associates L.P.
(formerly known as Sydney Engel Associates) (8)
The Castle
New York, New York	224	3,201,874	16,403,175		(1b)

Union Valley Associates Limited Partnership
Union Valley Apartments
Union Township, Pennsylvania	36	371,589	1,392,677		(1b)

Walnut Grove Family, L.P.
Walnut Grove Apartments
Walnut Grove, Mississippi	24	191,695	817,729		(1b&c)

Waynesboro Apartments Limited Partnership
Waynesboro Apartments
Waynesboro, Pennsylvania	36	360,859	1,424,179		(1b)

West Calhoun City, L.P.
West Calhoun City Apartments
Calhoun City, Mississippi	28	230,212	657,902		(1b&c)

Westminster Apartments Limited Partnership (4), (7)
Westminster Apartments
Philadelphia, Pennsylvania	42	1,047,993	—	(4)

		$29,384,966	$73,874,985

(1)	Description of subsidies:

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

(d)	The Commonwealth of Massachusetts participates in a rental assistance program.

(e)	The Northwest Regional Housing Authority provides qualified tenants with a rental subsidy.

(f)	The Local Partnerships’ Section 8 contracts are currently subject to renewal under applicable HUD guidelines.

(2)	Reflects amount attributable to Registrant only.

Item 2.   Properties (Continued).

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 in Note 6 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2009 in Note 6 to the accompanying financial statements.

(5)
Registrant assigned its Local Partnership Interest to one of the Local General Partners in February 2007.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2007 included in Note 6 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(6)
Registrant withdrew from the Local Partnership in February 2009.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(7)
Registrant withdrew from the Local Partnership in July 2009.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of withdrawal (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)
Registrant assigned one-half of its 99% Local Partnership Interest to an affiliate of the Local General Partner in December 2009 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in March 2010 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of approximately June 15, 2010 was approximately 1,390, holding an aggregate of 35,883 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2010 and 2009.

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

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in four closings with aggregate Limited Partners’ capital contributions of $35,883,000.  In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000.  The remaining net proceeds of approximately $29,311,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2010, Registrant has cash and cash equivalents and investment in mutual fund totaling $825,089, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties.

During the year ended March 30, 2010, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses.  Cash and cash equivalents and investment in mutual fund decreased, in the aggregate, by approximately $122,000 during the year ended March 30, 2010.

During the year ended March 30, 2010, the investment in local partnerships decreased as a result of cash distributions received from Local Partnerships of $20,000 (excluding $53,075 of distributions classified as other income from local partnerships), partially offset by Registrant’s equity in the Local Partnerships’ net income for the year ended December 31, 2009 of $6,193.  Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2010 include cumulative deferred administration fees and management fees of $3,657,862.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  The combined statements of operations of the Local Partnerships reflected in Note 6 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the years ended March 30, 2010, 2009, and 2008 resulted in net losses of $413,184, $474,101, and $551,682, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to a decrease in  administration and management fees in the cumulative amount of approximately $93,000 as a result of Registrant’s disposal of its Local Partnership Interests in Westminster Apartments Limited Partnership (“Westminster”) and Justin Associates (“Justin”) and one-half of its Local Partnership Interest in Sydney Engel Associates L.P. (“Sydney Engel”) (see discussion below under Local Partnership Matters), partially offset by a decrease in equity in income of investment in local partnerships of approximately $19,000, which decrease is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.  The decrease in net loss from fiscal 2008 to fiscal 2009 is primarily attributable to a decrease in equity in loss of investment in local partnerships of approximately $93,000, which decrease is primarily the result of a decrease in the net operating loss of the Local Partnership in which Registrant continues to have an investment balance.

The Local Partnerships’ net loss of approximately $2,151,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,835,000 and interest on non-mandatory debt of approximately $351,000, and does not include required principal payments on permanent mortgages of approximately $897,000.  The Local Partnerships’ net loss of approximately $2,394,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,880,000 and interest on non-mandatory debt of approximately $375,000, and does not include required principal payments on permanent mortgages of approximately $882,000.  The Local Partnerships’ net loss of approximately $2,712,000 for the year ended December 31, 2007 includes depreciation and amortization expense of approximately $3,938,000 and interest on non-mandatory debt of approximately $392,000, and does not include required principal payments on permanent mortgages of approximately $826,000.  The results of operations of the Local Partnerships for the year ended December 31, 2009 are not necessarily indicative of the results that may be expected in future periods.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of March 30, 2010, Registrant owns thirty-nine of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In July 2009, Registrant withdrew from Westminster, in connection with which Registrant received $10.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the year ended March 30, 2010.  Registrant’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

In December 2009, Registrant assigned one-half of its 99% Local Partnership Interest in Sydney Engel to an affiliate of the Local General Partner of Sydney Engel.  Registrant did not receive any proceeds in connection with the assignment.  Registrant’s investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997.

In March 2010, Registrant sold its Local Partnership Interest in Justin to an affiliate of the Local General Partner of Justin.  Registrant did not receive any proceeds in connection with the sale.  Registrant’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,015,000 as of June 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.

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

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  Registrant adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on Registrant’s financial position, results of operations or cash flows.  Registrant adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which Registrant had not applied the provisions of ASC Topic 820 to include investment in local partnerships, which is accounted for under the equity method of accounting.  Registrant’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, Registrant adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on Registrant’s financial statements.

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for Registrant as of June 30, 2009 and its adoption did not impact Registrant’s financial condition or results of operations.  Registrant had no financial instruments during any interim reporting period during the year ended March 30, 2010.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by Registrant for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that Registrant reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore Registrant did not include the disclosure in the notes to the accompanying financial statements.

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for Registrant’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on Registrant’s  financial statements.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  Registrant adopted ASC 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which are effective for Registrant’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on Registrant’s financial statements.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this annual report on Form 10-K are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”).  Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition.  Words such as “anticipate,” “expect,” “intend,” “plan,” “seek,” “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements.  Registrant may also provide written forward-looking statements in other materials released to the public.  Such statements are made in good faith by Registrant pursuant to the “Safe Harbor” provisions of the Reform Act.  Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise.  Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant’s actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in mutual fund (the “Fund”) is subject to certain risk.  The fixed income securities in which the Fund invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  The Fund is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, the Fund may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect the Fund’s net asset value (“NAV”), yield and total return.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 8.	Financial Statements and Supplementary Data.

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2010 and 2009, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years ended March 30, 2010, 2009 and 2008.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  As of and for the years ended March 30, 2010, 2009 and 2008, we did not audit the financial statements of certain investee partnerships, which investments represent $516,163 and $529,970, respectively, in total assets as of March 30, 2010 and 2009, and $6,193, $25,363 and $(52,205), respectively, of total income (losses) for the years ended March 30, 2010, 2009 and 2008.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2010 and 2009, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2010, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 25, 2010

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2010 AND 2009

	2010	2009

ASSETS

Cash and cash equivalents	$312,127	$946,612
Investment in mutual fund	512,962
Investment in local partnerships	516,163	529,970

	$1,341,252	$1,476,582

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$518,831	$523,447
Payable to general partner and affiliates	3,217,189	2,934,719

	3,736,020	3,458,166

Commitments and contingencies

Partners' deficit

General partner	(2,394,768)	(1,981,584)
Limited partners (35,883 units of limited partnership interest outstanding)	—	—

	(2,394,768)	(1,981,584)

	$1,341,252	$1,476,582

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

REVENUE

Interest	$2,430	$14,626	$56,703
Other income from local partnerships	53,075	46,186	26,118

TOTAL REVENUE	55,505	60,812	82,821

EXPENSES

Administration fees - affiliate	174,361	220,825	221,540
Management fees - affiliate	174,361	220,825	221,540
Professional fees	98,004	96,342	80,084
State of New Jersey filing fees	12,939	19,969	21,412
Printing, postage and other	15,227	5,815	22,543

TOTAL EXPENSES	474,892	563,776	567,119

	(419,387)	(502,964)	(484,298)

Equity in income (loss) of investment in local partnerships	6,193	25,363	(67,384)

Loss prior to gain on sale of limited partner interests/local partnership properties	(413,194)	(477,601)	(551,682)

Gain on sale of limited partner interests/local partnership properties	10	3,500

NET LOSS	(413,184)	(474,101)	(551,682)

Other comprehensive income (loss), net		(3,426)	5,104

COMPREHENSIVE LOSS	$(413,184)	$(477,527)	$(546,578)

NET LOSS ATTRIBUTABLE TO

General partner	$(413,184)	$(474,101)	$(551,682)
Limited partners	—	—	—

	$(413,184)	$(474,101)	$(551,682)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$—	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	General	Limited	Accumulated Other Comprehensive
	Partner	Partners	Income (Loss), Net	Total

Partners' deficit, March 30, 2007	$(955,801)	$—	$(1,678)	$(957,479)

Net loss	(551,682)			(551,682)

Other comprehensive income, net			5,104	5,104

Partners' equity (deficit), March 30, 2008	(1,507,483)	—	3,426	(1,504,057)

Net loss	(474,101)			(474,101)

Other comprehensive loss, net			(3,426)	(3,426)

Partners' deficit, March 30, 2009	(1,981,584)	—	—	(1,981,584)

Net loss	(413,184)			(413,184)

Partners' deficit, March 30, 2010	$(2,394,768)	$—	$—	$(2,394,768)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,430	$9,796	$8,385
Cash paid for
Administration fees	(16,252)	(14,226)	(15,517)
Management fees	(50,000)	(214,000)	(100,000)
Professional fees	(101,402)	(90,178)	(89,880)
State of New Jersey filing fees	(16,369)	(20,412)	(22,369)
Printing, postage and other expenses	(13,015)	(26,714)	(3,972)

Net cash used in operating activities	(194,608)	(355,734)	(223,353)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(513,281)
Redemptions from mutual fund	319
Proceeds in connection with sale of limited partner interests/local partnership properties	10	3,500
Voluntary advances to local partnerships			(15,179)
Distributions received from local partnerships	73,075	46,186	46,118
Maturities/redemptions and sales of bonds		872,000	409,061

Net cash provided by (used in) investing activities	(439,877)	921,686	440,000

Net increase (decrease) in cash and cash equivalents	(634,485)	565,952	216,647

Cash and cash equivalents at beginning of year	946,612	380,660	164,013

CASH AND CASH EQUIVALENTS AT END OF YEAR	$312,127	$946,612	$380,660

SIGNIFICANT NON-CASH INVESTING ACTIVITIES

Unrealized gain (loss) on investments in bonds, net		$(3,426)	$5,104

See reconciliation of net loss to net cash used in operating activities on page 25.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2010, 2009 AND 2008

	2010	2009	2008

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(413,184)	$(474,101)	$(551,682)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(6,193)	(25,363)	67,384
Gain on sale of limited partner interests/local partnership properties	(10)	(3,500)
Other income from local partnerships	(53,075)	(46,186)	(26,118)
Accretion of zero coupon bonds		(4,830)	(48,318)
Increase in payable to general partner and affiliates	282,470	213,424	327,563
Increase (decrease) in accounts payable and accrued expenses	(4,616)	(15,178)	7,818

NET CASH USED IN OPERATING ACTIVITIES	$(194,608)	$(355,734)	$(223,353)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2010, 2009 AND 2008

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (the “Codification”). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”).  The Codification is intended to reorganize, rather than change, existing GAAP.  Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies.  The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

The Partnership assesses the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there are indications that a permanent impairment may have occurred.  If the carrying value of an investment in a Local Partnership exceeds the estimated value derived by management, the Partnership reduces its investment in any such Local Partnership (unless the impairment is considered to be temporary) and includes such reduction in equity in loss of investment in local partnerships.  Impairment is measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Codification, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

Fair Value Measurement

ASC Topic 820 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements.  ASC Topic 820 applies to other accounting pronouncements that require or permit fair value measurements. Accordingly, ASC Topic 820 does not require any new fair value measurements.  ASC Topic 820 is effective for fiscal years beginning after November 15, 2007.  The Partnership adopted ASC Topic 820 effective March 31, 2008.  On February 6, 2008 FASB deferred the effective date of ASC Topic 820 by one year for nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The partial adoption of ASC Topic 820 for financial assets and liabilities did not have a material impact on the Partnership’s financial position, results of operations or cash flows.  The Partnership adopted ASC Topic 820 as of March 31, 2008, with the exception of the application of this topic to nonrecurring nonfinancial assets and nonfinancial liabilities.  Nonrecurring nonfinancial assets and liabilities for which the Partnership had not applied the provisions of ASC Topic 820 include investment in local partnerships, which is accounted for under the equity method of accounting.  The Partnership’s full adoption of ASC Topic 820 as of March 31, 2009 did not have an impact on its financial statements.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Investment in Mutual Fund

The Partnership carries its investment in mutual fund at estimated fair value.  Capital gains (losses) are included in (offset against) interest revenue.  Investment in mutual fund is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of owners' equity (deficit).

Investments in Bonds

Investments in bonds were classified as available-for-sale and represented investments that the Partnership intended to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell an investment was based on various factors, including significant movements in interest rates and liquidity needs.  Investments in bonds were carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

Premiums and discounts on investments in bonds were amortized (accreted) using the effective yield method over the life of the investment.  Amortized premiums offset interest revenue, while the accretion of discounts and zero coupon bonds were included in interest revenue.  Realized gain (loss) on redemptions or sales of investments in bonds were included in, or offset against, interest revenue on the basis of the adjusted cost of each specific investment redeemed or sold.  All such investments had matured and/or been redeemed or sold as of March 30, 2009.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes.  Rather, all items of taxable income and deductions are passed through to and are reported by its owners on their respective income tax returns.  The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership.  Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity.  The Partnership is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities.  Accordingly, these financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure.  In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

ASC Topic 825; Subtopic 10 permits entities to choose to measure many financial instruments and certain other items at fair value.  The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  ASC Topic 825; Subtopic 10 is effective for fiscal years beginning after November 15, 2007.  On March 31, 2008, the Partnership adopted ASC Topic 825; Subtopic 10 and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption.  Accordingly, the initial application of ASC Topic 825; Subtopic 10 had no effect on the Partnership’s financial statements.

ASC Topic 825; Subtopic 10 requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements.  ASC Topic 825; Subtopic 10 is effective for the Partnership as of June 30, 2009 and its adoption did not impact the Partnership’s financial condition or results of operations.  The Partnership had no financial instruments during any interim reporting period during the year ended March 30, 2010.

In May 2009, FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general guidelines of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 29, 2009. The adoption did not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements.  In February 2010, FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in the notes to the accompanying financial statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

ASC Topic 810; Subtopic 10 amends existing consolidation guidance for variable interest entities, requires ongoing reassessment to determine whether a variable interest entity must be consolidated, and requires additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  ASC Topic 810; Subtopic 10 is effective for the Partnership’s fiscal year beginning March 31, 2010 and its adoption did not have an impact on the Partnership’s financial statements.

In January 2010, ASC Topic 820 was amended to increase disclosure requirements regarding recurring and nonrecurring fair value measurements.  The Partnership adopted ASC Topic 820, as amended, for the period ending March 30, 2010, except for the disclosures about activity in Level 3 fair value measurements which is effective for the Partnership’s fiscal year beginning March 31, 2010.  The initial adoption of ASC Topic 820 and the full implementation thereof did not have a material impact on the Partnership’s financial statements.

Reclassifications

Certain prior year Local Partnership balances (see Note 6) have been reclassified to conform to the current year presentation.

2.	Capital Contributions

On March 12, 1990, the Partnership commenced the offering of units (the “Units”) through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent").  On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in four closings.  At these closings, subscriptions for a total of 35,883 Units representing $35,883,000 in Limited Partners' capital contributions were accepted.  In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,418,530, of which $75,000 was capitalized as organization costs and $4,343,530 was charged to the Limited Partners' equity as syndication costs.  The General Partner contributed $100 to the Partnership.

Net loss is allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement, until such time as the Limited Partners' capital reaches zero as a result of loss allocations, after which all losses are allocated to the General Partner.

3.	Cash and Cash Equivalents

As of March 30, 2010, the Partnership has $312,127 in cash and cash equivalents.  Of such amount, $269,120 is held in accounts at two financial institutions in which the aggregate amount on deposit at each institution is insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”).  The entire amount is FDIC insured as of March 30, 2010.  The remaining $43,007 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The Fund is a short duration bond fund organized as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for the Fund, the investment advisor of the Fund (the (“Advisor”) will select investments so that substantially all of the Fund’s assets will be rated “A” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 90% or more of the Fund’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated “AA” or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  The Fund is valued at $10 per share in the accompanying balance sheet as of March 30, 2010.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

4.	Investment in Mutual Fund (Continued)

The Advisor is an affiliate of the General Partner.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of the Fund.  The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Fund expenses; however, the Advisor is not required to do so.  The Advisor has waived 60% of its fee earned through March 30, 2010.

The Codification clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements.  No other assets or liabilities of the Partnership are measured at fair value under the guidance on Fair Value Measurements as of March 30, 2010 and 2009.

5.	Investments in Bonds

The Partnership carried its investments in bonds as available-for-sale because such investments were used to facilitate and provide flexibility for the Partnership's obligations, including resolving circumstances that may have arisen in connection with the Local Partnerships.  All such investments had matured and/or been redeemed or sold as of March 30, 2009.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships

As of March 30, 2010, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	April Gardens Apartments II Limited Partnership;
2.	Auburn Family, L.P.;
3.	Batesville Family, L.P.;
4.	Bay Springs Elderly, L.P.;
5.	Brisas del Mar Apartments Limited Partnership;
6.	Bruce Housing Associates, L.P.;
7.	Chestnut Park Associates, L.P. (“Chestnut Park”)*;
8.	Chowan Senior Manor Associates Limited Partnership;
9.	Christian Street Commons Associates;
10.	Country View Apartments;
11.	Desarrollos de Belen Limited Partnership;
12.	Desarrollos de Emaus Limited Partnership;
13.	Ellinwood Heights Apartments, L.P.;
14.	Fulton Street Houses Limited Partnership;
15.	Hayes Run Limited Partnership;
16.	Howard L. Miller Sallisaw Apartments II, L.P.;
17.	Hurlock Meadow Limited Partnership;
18.	Ivy Family, L.P.;
19.	LaBelle Commons, Ltd.;
20.	Lawrence Road Properties, Ltd.;
21.	Loma Del Norte Limited Partnership;
22.	Long Reach Associates Limited Partnership;
23.	Mirador del Toa Limited Partnership;
24.	Moore Haven Commons, Ltd.;
25.	NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”);
26.	Nash Hill Associates, Limited Partnership;
27.	North Calhoun City, L.P.;
28.	Orange City Plaza, Limited Partnership (“Orange City”);
29.	Puerta del Mar Limited Partnership;
30.	Purvis Heights Properties, L.P.;
31.	Queen Lane Investors (“Queen Lane”);
32.	Somerset Manor, Ltd.;
33.	Sugar Cane Villas, Ltd.;
34.	Summerfield Apartments Limited Partnership;
35.	Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) (“Sydney Engel”);
36.	Union Valley Associates Limited Partnership;
37.	Walnut Grove Family, L.P.;
38.	Waynesboro Apartments Limited Partnership; and
39.	West Calhoun City, L.P.

*Affiliates of the General Partner are a general partner of and provide services to Chestnut Park.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Although the Partnership generally owns a 98.9% - 99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% interest in the following Local Partnerships:

	The Partnership	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2010 the Partnership is committed to make capital contributions in the aggregate amount of $29,384,966, which includes Advances made to a certain Local Partnership and all of which has been paid.  As of December 31, 2010, the Local Partnerships have outstanding mortgage loans payable totaling approximately $73,875,000 and accrued interest payable on such loans totaling approximately $5,895,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $2,045,768, $2,292,014, and $2,461,655 for the years ended December 31, 2009, 2008 and 2007, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The difference between the Partnership’s investment in local partnerships as of March 30, 2010 and 2009 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 herein Note 6 represents cumulative carrying value adjustments made by the Partnership (see Note 1) in the amount of $1,540,622.

In July 2009, the Partnership withdrew from Westminster Apartments Limited Partnership (“Westminster”), in connection with which the Partnership received $10.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for year ended March 30, 2010.  The Partnership’s investment balance in Westminster, after cumulative equity losses, became zero during the year ended March 30, 1999.

In December 2009, the Partnership assigned one-half of its 99% Local Partnership Interest in Sydney Engel to an affiliate of the Local General Partner of Sydney Engel.  The Partnership did not receive any proceeds in connection with the assignment.  The Partnership’s investment balance in Sydney Engel, after cumulative equity losses, became zero during the year ended March 30, 1997.

In March 2010, the Partnership sold its Local Partnership Interest in Justin Associates (“Justin”) to an affiliate of the Local General Partner of Justin.  The Partnership did not receive any proceeds in connection with the sale.  The Partnership’s investment balance in Justin, after cumulative equity losses, became zero during the year ended March 30, 2002.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,015,000 as of June 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

Effective February 2009, the Partnership withdrew from Ashland Park Apartments, L.P. (“Ashland Park”), in connection with which the Partnership received $3,500.  Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2009.  The Partnership’s investment balance in Ashland Park, after cumulative equity losses, became zero during the year ended March 30, 1999.

The Partnership made Advances of $15,179 to Orange City for the year ended March 30, 2008 to fund operating deficits.  Cumulative Advances as of March 30, 2010 and 2009 are $120,490.  The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002 and Advances made by the Partnership have been recorded as investment in local partnerships and offset by additional equity in loss of investment in local partnerships in the accompanying financial statements.

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are reflected on pages 34 and 35, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2009 and 2008 are as follows:

	2009	2008

ASSETS

Cash and cash equivalents	$1,745,227	$1,685,633
Rents receivable	504,964	485,248
Escrow deposits and reserves	5,115,688	5,036,286
Land	3,608,404	3,710,215
Buildings and improvements (net of accumulated depreciation of $68,583,356 and $66,823,930)	43,096,982	45,436,519
Intangible assets (net of accumulated amortization of $625,138 and $601,103)	400,175	263,106
Other assets	1,379,059	1,328,980

	$55,850,499	$57,945,987

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,216,538	$1,344,773
Due to related parties	5,301,656	5,212,785
Mortgage loans	73,874,985	75,984,949
Accrued interest	5,895,042	6,015,631
Other liabilities	730,814	764,520

	87,019,035	89,322,658

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	23,922,311	26,819,283
Cumulative loss	(21,865,526)	(24,748,691)

	2,056,785	2,070,592

General partners and other limited partners
Capital contributions, net of distributions	196,361	(1,134,122)
Cumulative loss	(33,421,682)	(32,313,141)

	(33,225,321)	(33,447,263)

	(31,168,536)	(31,376,671)

	$55,850,499	$57,945,987

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

REVENUE

Rental	$12,346,413	$12,349,316	$11,813,515
Interest and other	458,431	313,636	384,392

TOTAL REVENUE	12,804,844	12,662,952	12,197,907

EXPENSES

Administrative	2,912,171	3,016,090	2,684,920
Utilities	1,653,578	1,784,854	1,785,113
Operating and maintenance	3,445,870	3,029,077	3,009,870
Taxes and insurance	1,094,092	1,164,195	1,232,301
Financial	2,015,688	2,182,047	2,260,472
Depreciation and amortization	3,834,817	3,880,345	3,937,524

TOTAL EXPENSES	14,956,216	15,056,608	14,910,200

NET LOSS	$(2,151,372)	$(2,393,656)	$(2,712,293)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$6,193	$25,363	$(67,384)
General partners and other limited partners (includes $2,045,768, $2,292,014 and $2,461,655 of Partnership loss in excess of investment)	(2,157,565)	(2,419,019)	(2,644,909)

	$(2,151,372)	$(2,393,656)	$(2,712,293)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Investments (voluntary advances) during the year ended March 30, 2010	Partnership's equity in income for the year ended March 30, 2010		Adjustment to carrying value during the year ended March 30, 2010	Cash distributions received during the year ended March 30, 2009 (2)	Investment in Local Partnership balance as of March 30, 2010

April Gardens Apartments II Limited Partnership	$—	$—	$—	(1)	$—	$—	$—
Auburn Family, L.P.	—	—	—	(1)	—	—	—
Batesville Family, L.P.	—	—	—	(1)	—	—	—
Bay Springs Elderly, L.P.	—	—	—	(1)	—	—	—
Brisas del Mar Apartments Limited Partnership	—	—	—	(1)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(1)	—	—	—
Chestnut Park Associates, L.P.	—	—	—	(1)	—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	—	(1)	—	—	—
Christian Street Commons Associates	—	—	—	(1)	—	—	—
Country View Apartments	—	—	—	(1)	—	—	—
Desarrollos de Belen Limited Partnership	—	—	—	(1)	—	—	—
Desarrollos de Emaus Limited Partnership	—	—	—	(1)	—	—	—
Ellinwood Heights Apartments, L.P.	—	—	—	(1)	—	—	—
Fulton Street Houses Limited Partnership	—	—	—	(1)	—	—	—
Hayes Run Limited Partnership	—	—	—	(1)	—	—	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	—	(1)	—	—	—
Hurlock Meadow Limited Partnership	—	—	—	(1)	—	—	—
Ivy Family, L.P.	—	—	—	(1)	—	—	—
Justin Associates	—	—	—	(1)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(1)	—	—	—
Labelle Commons, Ltd.	—	—	—	(1)	—	—	—
Loma Del Norte Limited Partnership	—	—	—	(1)	—	—	—
Long Reach Associates Limited Partnership	—	—	—	(1)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(1)	—	—	—
Moore Haven Commons, Ltd.	—	—	—	(1)	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	529,970	—	6,193		—	(20,000)	516,163
Nash Hill Associates, Limited Partnership	—	—	—	(1)	—	—	—
North Calhoun City, L.P.	—	—	—	(1)	—	—	—
Orange City Plaza, Limited Partnership	—	—	—	(1)	—	—	—
Puerta del Mar Limited Partnership	—	—	—	(1)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(1)	—	—	—
Queen Lane Investors	—	—	—	(1)	—	—	—
Somerset Manor, Ltd.	—	—	—	(1)	—	—	—
Sugar Cane Villas, Ltd.	—	—	—	(1)	—	—	—
Summerfield Apartments Limited Partnership	—	—	—	(1)	—	—	—
Sydney Engel Associates L.P.	—	—	—	(1)	—	—	—
Union Valley Associates Limited Partnership	—	—	—	(1)	—	—	—
Walnut Grove Family, L.P.	—	—	—	(1)	—	—	—
Waynesboro Apartments Limited Partnership	—	—	—	(1)	—	—	—
West Calhoun City, L.P.	—	—	—	(1)	—	—	—
Westminster Apartments Limited Partnership	—	—	—	(1)	—	—	—

	$529,970	$—	$6,193		$—	$(20,000)	$516,163

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The total excludes $53,075 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2009 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2008	Investments (voluntary advances) during the year ended March 30, 2009	Partnership's equity in income for the year ended March 30, 2009		Adjustment to carrying value during the year ended March 30, 2009	Cash distributions received during the year ended March 30, 2008 (2)	Investment in Local Partnership balance as of March 30, 2009

April Gardens Apartments II Limited Partnership	$—	$—	$—	(1)	$—	$—	$—
Ashland Park Apartments, L.P.	—	—	—	(1)	—	—	—
Auburn Family, L.P.	—	—	—	(1)	—	—	—
Batesville Family, L.P.	—	—	—	(1)	—	—	—
Bay Springs Elderly, L.P.	—	—	—	(1)	—	—	—
Brisas del Mar Apartments Limited Partnership	—	—	—	(1)	—	—	—
Bruce Housing Associates, L.P.	—	—	—	(1)	—	—	—
Chestnut Park Associates, L.P.	—	—	—	(1)	—	—	—
Chowan Senior Manor Associates Limited Partnership	—	—	—	(1)	—	—	—
Christian Street Commons Associates	—	—	—	(1)	—	—	—
Country View Apartments	—	—	—	(1)	—	—	—
Desarrollos de Belen Limited Partnership	—	—	—	(1)	—	—	—
Desarrollos de Emaus Limited Partnership	—	—	—	(1)	—	—	—
Ellinwood Heights Apartments, L.P.	—	—	—	(1)	—	—	—
Fulton Street Houses Limited Partnership	—	—	—	(1)	—	—	—
Hayes Run Limited Partnership	—	—	—	(1)	—	—	—
Howard L. Miller Sallisaw Apartments II, L.P.	—	—	—	(1)	—	—	—
Hurlock Meadow Limited Partnership	—	—	—	(1)	—	—	—
Ivy Family, L.P.	—	—	—	(1)	—	—	—
Justin Associates	—	—	—	(1)	—	—	—
Lawrence Road Properties, Ltd.	—	—	—	(1)	—	—	—
Labelle Commons, Ltd.	—	—	—	(1)	—	—	—
Loma Del Norte Limited Partnership	—	—	—	(1)	—	—	—
Long Reach Associates Limited Partnership	—	—	—	(1)	—	—	—
Mirador del Toa Limited Partnership	—	—	—	(1)	—	—	—
Moore Haven Commons, Ltd.	—	—	—	(1)	—	—	—
NP-89 Limited Dividend Housing Association Limited Partnership	504,607	—	25,363		—	—	529,970
Nash Hill Associates, Limited Partnership	—	—	—	(1)	—	—	—
North Calhoun City, L.P.	—	—	—	(1)	—	—	—
Orange City Plaza, Limited Partnership	—	—	—	(1)	—	—	—
Puerta del Mar Limited Partnership	—	—	—	(1)	—	—	—
Purvis Heights Properties, L.P.	—	—	—	(1)	—	—	—
Queen Lane Investors	—	—	—	(1)	—	—	—
Somerset Manor, Ltd.	—	—	—	(1)	—	—	—
Sugar Cane Villas, Ltd.	—	—	—	(1)	—	—	—
Summerfield Apartments Limited Partnership	—	—	—	(1)	—	—	—
Sydney Engel Associates L.P.	—	—	—	(1)	—	—	—
Union Valley Associates Limited Partnership	—	—	—	(1)	—	—	—
Walnut Grove Family, L.P.	—	—	—	(1)	—	—	—
Waynesboro Apartments Limited Partnership	—	—	—	(1)	—	—	—
West Calhoun City, L.P.	—	—	—	(1)	—	—	—
Westminster Apartments Limited Partnership	—	—	—	(1)	—	—	—

	$504,607	$—	$25,363		$—	$—	$529,970

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	The total excludes $46,186 of distributions received classified as other income from local partnerships.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2009 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,919,017	$39,984	$2,571,888	$(1,914,383)
Auburn Family, L.P.	435,391	20,000	700,291	(340,469)
Batesville Family, L.P.	1,388,997	52,000	1,902,733	(1,039,102)
Bay Springs Elderly, L.P.	650,941	38,000	938,296	(498,904)
Brisas del Mar Apartments Limited Partnership	2,539,009	100,280	3,525,312	(2,614,962)
Bruce Housing Associates, L.P.	1,058,397	16,000	1,668,814	(1,029,811)
Chestnut Park Associates, L.P.	4,201,606	781,700	8,715,836	(5,890,740)
Chowan Senior Manor Associates Limited Partnership	1,183,484	86,101	1,620,729	(1,075,357)
Christian Street Commons Associates	507,616	—	—	—
Country View Apartments	900,561	35,698	1,314,750	(597,516)
Desarrollos de Belen Limited Partnership	1,807,250	96,190	2,519,166	(1,455,783)
Desarrollos de Emaus Limited Partnership	3,071,495	214,000	4,115,793	(2,260,523)
Ellinwood Heights Apartments, L.P.	661,047	10,000	1,039,293	(491,959)
Fulton Street Houses Limited Partnership	3,869,930	2	5,983,089	(3,903,811)
Hayes Run Limited Partnership	1,370,693	85,060	1,714,574	(856,803)
Howard L. Miller Sallisaw Apartments II, L.P.	592,943	39,000	837,234	(350,157)
Hurlock Meadow Limited Partnership	1,218,066	49,525	1,653,890	(1,103,083)
Ivy Family, L.P.	722,550	11,000	1,239,462	(762,642)
Justin Associates	2,070,292	27,472	4,384,882	(2,866,978)
LaBelle Commons, Ltd.	972,598	98,947	1,263,737	(781,096)
Lawrence Road Properties, Ltd.	729,334	50,000	988,256	(536,499)
Loma Del Norte Limited Partnership	1,384,131	84,874	2,057,207	(960,503)
Long Reach Associates Limited Partnership	1,422,983	118,446	1,940,133	(968,023)
Mirador del Toa Limited Partnership	1,799,524	105,000	2,393,997	(1,791,380)
Moore Haven Commons, Ltd.	891,738	73,645	1,199,226	(834,425)
NP-89 Limited Dividend Housing Association Limited Partnership	2,678,344	150,000	8,008,425	(5,259,302)
Nash Hill Associates, Limited Partnership	1,411,518	123,876	1,814,111	(884,813)
North Calhoun City, L.P.	442,614	12,000	681,627	(374,441)
Orange City Plaza, Limited Partnership	361,020	53,904	1,051,852	(549,917)
Puerta del Mar Limited Partnership	2,417,459	115,000	3,279,123	(2,391,813)
Purvis Heights Properties, L.P.	1,103,621	47,000	1,616,972	(793,650)
Queen Lane Investors	1,955,583	60,301	2,841,369	(1,729,552)
Somerset Manor, Ltd.	864,146	53,383	1,140,303	(777,728)
Sugar Cane Villas, Ltd.	3,182,404	58,500	4,093,772	(2,839,720)
Summerfield Apartments Limited Partnership	1,393,021	195,411	2,893,128	(1,258,715)
Sydney Engel Associates L.P.	16,403,175	284,305	22,039,952	(13,795,998)
Union Valley Associates Limited Partnership	1,392,677	97,800	1,758,877	(842,708)
Walnut Grove Family, L.P.	817,729	30,000	1,130,022	(642,428)
Waynesboro Apartments Limited Partnership	1,424,179	76,000	1,814,995	(882,888)
West Calhoun City, L.P.	657,902	18,000	1,227,222	(634,774)
	$73,874,985	$3,608,404	$111,680,338	$(68,583,356)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2008 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,930,431	$39,984	$2,565,230	$(1,812,522)
Ashland Park Apartments, L.P.	1,001,691	50,160	1,293,736	(837,252)
Auburn Family, L.P.	439,806	20,000	670,068	(323,057)
Batesville Family, L.P.	1,396,285	52,000	1,892,764	(989,635)
Bay Springs Elderly, L.P.	654,239	38,000	938,296	(475,388)
Brisas del Mar Apartments Limited Partnership	2,556,919	100,280	3,505,988	(2,457,550)
Bruce Housing Associates, L.P.	1,064,826	16,000	1,643,636	(972,130)
Chestnut Park Associates, L.P.	4,337,275	781,700	8,715,836	(5,568,980)
Chowan Senior Manor Associates Limited Partnership	1,194,083	86,101	1,611,708	(1,023,552)
Christian Street Commons Associates	521,832	—	—	—
Country View Apartments	905,761	35,698	1,314,750	(559,551)
Desarrollos de Belen Limited Partnership	1,817,596	96,190	2,519,166	(1,373,000)
Desarrollos de Emaus Limited Partnership	3,089,078	214,000	4,115,793	(2,126,711)
Ellinwood Heights Apartments, L.P.	664,920	10,000	1,036,661	(456,326)
Fulton Street Houses Limited Partnership	3,869,930	2	5,983,089	(3,679,123)
Hayes Run Limited Partnership	1,378,596	85,060	1,703,131	(796,891)
Howard L. Miller Sallisaw Apartments II, L.P.	596,258	39,000	823,657	(327,881)
Hurlock Meadow Limited Partnership	1,225,472	49,525	1,647,845	(1,038,310)
Ivy Family, L.P.	731,946	11,000	1,238,287	(718,876)
Justin Associates	2,084,848	27,472	4,378,882	(2,707,691)
LaBelle Commons, Ltd.	978,339	98,947	1,263,737	(732,820)
Lawrence Road Properties, Ltd.	733,946	50,000	982,221	(510,645)
Loma Del Norte Limited Partnership	1,391,814	84,874	2,031,383	(894,984)
Long Reach Associates Limited Partnership	1,431,058	118,446	1,940,133	(917,195)
Mirador del Toa Limited Partnership	1,811,472	105,000	2,393,997	(1,687,038)
Moore Haven Commons, Ltd.	896,963	73,645	1,199,226	(792,337)
NP-89 Limited Dividend Housing Association Limited Partnership	2,895,016	150,000	7,987,623	(4,949,362)
Nash Hill Associates, Limited Partnership	1,419,789	123,876	1,797,040	(832,089)
North Calhoun City, L.P.	448,576	12,000	676,338	(358,639)
Orange City Plaza, Limited Partnership	372,119	53,904	1,051,852	(526,427)
Puerta del Mar Limited Partnership	2,433,052	115,000	3,273,573	(2,261,005)
Purvis Heights Properties, L.P.	1,110,322	47,000	1,602,756	(757,323)
Queen Lane Investors	1,884,424	60,301	2,841,369	(1,729,552)
Somerset Manor, Ltd.	868,979	53,383	1,132,970	(736,473)
Sugar Cane Villas, Ltd.	3,200,620	58,500	4,093,772	(2,694,248)
Summerfield Apartments Limited Partnership	1,441,951	195,411	2,829,678	(1,184,884)
Sydney Engel Associates L.P.	15,270,199	284,305	20,403,211	(13,008,966)
Union Valley Associates Limited Partnership	1,400,527	97,800	1,758,877	(799,753)
Walnut Grove Family, L.P.	821,643	30,000	1,128,222	(612,532)
Waynesboro Apartments Limited Partnership	1,431,989	76,000	1,794,917	(839,441)
West Calhoun City, L.P.	672,387	18,000	1,197,295	(599,851)
Westminster Apartments Limited Partnership	1,607,972	51,651	1,281,736	(1,152,440)
	$75,984,949	$3,710,215	$112,260,449	$(66,823,930)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

6.	Investment in Local Partnerships (Continued)

The summary of property activity during the year ended December 31, 2009 is as follows:

	Balance as of December 31, 2008	Net change during the year ended December 31, 2009	Balance as of December 31, 2009

Land	$3,710,215	$(101,811)	$3,608,404
Buildings and improvements	112,260,449	(580,111)	111,680,338
	115,970,664	(681,922)	115,288,742
Accumulated depreciation	(66,823,930)	(1,759,426)	(68,583,356)
	$49,146,734	$(2,441,348)	$46,705,386

The Partnership’s investment in NP-89 represents more than 20% of the Partnership’s total assets as of March 30, 2010 and 2009.  The following financial information represents certain balance sheet and operating statement data of NP-89 as of and for the years ended December 31, 2009 and 2008:

	2009	2008

Total assets	$3,324,230	$3,587,024

Total liabilities	$2,739,318	$2,988,368

Revenue	$1,288,664	$1,291,259

Net income	$6,256	$25,619

7.	Transactions with General Partner and Affiliates

Pursuant to the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The annual Management Fee is equal to .14% of all proceeds as of December 31 of any year, invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets").  The Partnership incurred a Management Fee of $122,053, $154,578, and $155,078 for the years ended March 30, 2010, 2009 and 2008, respectively.  The annual Additional Management Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Management Fee of $52,308, $66,247 and $66,462 for the years ended March 30, 2010, 2009 and 2008, respectively.  Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations.  Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,487,164 and $1,362,803 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2010 and 2009, respectively.

In addition, pursuant to the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement.  MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000.  The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement.  Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The Partnership incurred an Administration Fee of $122,053, $154,578, and $155,078 for the years ended March 30, 2010, 2009 and 2008, respectively.    The annual Additional Administration Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Administration Fee of $52,308, $66,247 and $66,462 for the years ended March 30, 2010, 2009 and 2008, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $440,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2010 and 2009.  Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $1,730,025 and $1,571,916 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2010 and 2009, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

7.	Transactions with General Partner and Affiliates (Continued)

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

For the years ended December 31, 2009, 2008 and 2007, Chestnut Park paid and/or incurred the following amounts to an affiliate of the General Partner in connection with services provided to Chestnut Park:

	2009		2008		2007
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$45,448	$45,502	$44,607	$45,598	$42,128	$40,010

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

8.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2010, 2009 and 2008 to the tax return income (loss) for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2010	2009	2008

Financial statement net loss for the years ended March 30, 2010, 2009 and 2008	$(413,184)	$(474,101)	$(551,682)

Add (less) net transactions occurring between
January 1, 2007 and March 30, 2007	—	—	17,889
January 1, 2008 and March 30, 2008	—	(125,165)	125,165
January 1, 2009 and March 30, 2009	(120,348)	120,348	—
January 1, 2010 and March 30, 2010	97,168	—	—

Adjusted financial statement net loss for the years ended December 31, 2009, 2008 and 2007	(436,364)	(478,918)	(408,628)

Adjustment to management and administration fees pursuant to Internal Revenue Code Section 267	203,312	327,562	327,560

Differences arising from equity in loss of investment in local partnerships	(1,923,864)	(1,850,619)	(2,617,547)

Differences in gain on sale of limited partner interests/local partnership properties	4,775,725	—	248,246

Other income from local partnerships	(56,173)	(36,063)	(15,698)

Nondeductible flow through expenses	461	39	—

Other differences	(1,604)	1,988	(748)

Tax return income (loss) for the years ended December 31, 2009, 2008 and 2007	$2,561,493	$(2,036,011)	$(2,466,815)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2009 and 2008 are as follows:

	2009	2008

Investment in local partnerships - financial reporting	$516,163	$529,970
Investment in local partnerships - tax	(22,667,175)	(25,445,556)

	$23,183,338	$25,975,526

Payable to general partner and affiliates in the accompanying balance sheets represents accrued management and administration fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2010, 2009 AND 2008

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Investment in Mutual Fund

The investment in mutual fund is carried at estimated fair value.

Cash and Cash Equivalents

The carrying amount approximates fair value.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2010.

Item 9A(T).  Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Richard Paul Richman, age 62, is the sole Director of Richman Housing.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and the general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., a director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., a director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and a director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 49, is the President of Richman Housing and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 49, is a Vice President and the Treasurer of Richman Housing.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing.  Mr. Hussey’s is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 54, is the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 48, is the Assistant Treasurer of Richman Housing and is the Assistant Treasurer of Richman Group.  Mr. Krafnick has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the “Audit Committee”). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the Nasdaq Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

Item 10.	Directors, Executive Officers and Corporate Governance (Continued).

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

Item 11.   Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the year ended March 30, 2010 or during the prior two fiscal years.  During the year ended March 30, 2010 and during the prior two fiscal years, Richman Housing did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Note 7 to the audited financial statements included in Item 8 - “Financial Statements and Supplementary Data” of this Annual Report.

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

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.8% of all such Units.  Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,691 Units, representing approximately 7.5% of all such Units.  As of approximately June 15, 2010, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units.  Richman Housing is wholly owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions with Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Note 7 to the audited financial statements included in Item 8 - "Financial Statements and Supplementary Data" herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2011.

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

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2010 and 2009.

Item 13.  Certain Relationships and Related Transactions and Director Independence (Continued).

Corporate Governance

As discussed elsewhere in this annual report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under Nasdaq Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as officers of Richman Housing. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under Nasdaq rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.  Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2010 and 2009:

	2010	2009

Audit Fees	$40,500	$45,000
Audit-Related Fees	—	—
Tax Fees	$13,500	$15,000
All Other Fees	—	—

Audit fees consist of fees for the annual audit and review of Registrant’s financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2010 and 2009.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2010 and 2009 principal accountant fees and services.

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

(3)  Exhibits

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed February 15, 1990 (File No. 33-31390)

10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report for the year ended March 30, 1999 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

*32.1	Section 1350 Certification of Chief Executive Officer.

Incorporated by
	Exhibit	Reference to

*32.2	Section 1350 Certification of Chief Financial Officer.

99.1	Pages 20 through 31 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.2	Pages 44 through 71 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.3	Pages 78 through 80 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.4	Pages 14 through 19 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.5	Supplement No. 1 dated June 6, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.6	Supplement No. 2 dated November 21, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.7	Supplement No. 3 dated December 20, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.8	Supplement No. 4 dated October 30, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.9	Supplement No. 5 dated December 26, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.10	Supplement No. 6 dated January 15, 1992 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.11	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to

99.12	Independent Auditor’s Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.13	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.16	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-19217)

99.17	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-19217)

99.18	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.18 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.19	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2008	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

*99.20	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2009

*Filed herewith.

(b) Exhibits

See (a)(3) above.

(c) Financial Statement Schedules

See (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P.,
General Partner

	By:	Richman Housing Credits Inc.,
general partner

Dated: June 25, 2010	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 25, 2010	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 25, 2010
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 25, 2010
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 25, 2010
(Richard Paul Richman)	General Partner