Form 10-Q
period 2010-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2010-07-29
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2010

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

Yes ☐  No ☒

As of July 29, 2010, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$144,603	$312,127
Investment in mutual fund	513,127	512,962
Investment in bond	97,370
Interest receivable	2,292
Prepaid expenses	4,321
Investment in local partnerships	549,176	516,163

	$1,310,889	$1,341,252

LIABILITIES AND PARTNERS’ DEFICIT

Liabilities

Accounts payable and accrued expenses	$464,880	$518,831
Payable to general partner and affiliates	3,325,006	3,217,189

	3,789,886	3,736,020

Commitments and contingencies

Partners’ deficit

General partner	(2,476,356)	(2,394,768)
Limited partners (35,883 units of limited partnership interest outstanding)	—	—
Accumulated other comprehensive loss	(2,641)

	(2,478,997)	(2,394,768)

	$1,310,889	$1,341,252

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

REVENUE

Interest	$1,996	$187
Other income from local partnerships	17,863	30,017

TOTAL REVENUE	19,859	30,204

EXPENSES

Administration fees	54,643	54,670
Management fees	54,642	54,669
Professional fees	17,180	31,209
State of New Jersey filing fee	4,320	4,764
Printing, postage and other	3,675	2,881

TOTAL EXPENSES	134,460	148,193

	(114,601)	(117,989)

Equity in income (loss) of investment in local partnerships	33,013	(2,076)

NET LOSS	(81,588)	(120,065)

Other comprehensive loss	(2,641)

COMPREHENSIVE LOSS	$(84,229)	$(120,065)

NET LOSS ATTRIBUTABLE TO

General partner	$(81,588)	$(120,065)
Limited partners	—	—

	$(81,588)	$(120,065)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,659	$187
Cash paid for
Administration fees	(1,468)	(5,173)
Professional fees	(63,015)	(74,073)
State of New Jersey filing fee	(15,138)	(16,369)
Printing, postage and other expenses	(5,294)	(4,842)

Net cash used in operating activities	(83,256)	(100,270)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(1,191)
Investment in bond	(100,940)
Distributions received from local partnerships	17,863	40,017

Net cash provided by (used in) investing activities	(84,268)	40,017

Net decrease in cash and cash equivalents	(167,524)	(60,253)

Cash and cash equivalents at beginning of period	312,127	946,612

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,603	$886,359

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(81,588)	$(120,065)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in loss (income) of investment in local partnerships	(33,013)	2,076
Other income from local partnerships	(17,863)	(30,017)
Amortization of investment in bond	205
Increase in interest receivable	(542)
Increase in prepaid expenses	(4,321)	(1,678)
Increase in payable to general partner and affiliates	107,817	104,166
Decrease in accounts payable and accrued expenses	(53,951)	(54,752)

NET CASH USED IN OPERATING ACTIVITIES	$(83,256)	$(100,270)

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized loss on investment in mutual fund	$1,026

Unrealized loss on investment in bond	$1,615

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the three months ended June 29, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership.  As of June 29, 2010, the Partnership holds a Local Partnership Interest in thirty-nine Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the three months ended June 29, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$516,163

Equity in income of investment in local partnerships	33,013	*

Distributions received from Local Partnerships	(17,863)

Distributions classified as other income	17,863

Investment in local partnerships as of June 29, 2010	$549,176

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

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,025,000 as of July 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The Partnership’s investment balance in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) represents more than 20% of the Partnership’s total assets as of June 29, 2010 and the equity in income of investment in local partnerships reflected in the accompanying unaudited statement of operations for the three months ended June 29, 2010 is attributable to NP-89.  The following financial information represents certain unaudited operating statement data of NP-89 for the three months ended March 31, 2010:

Revenue	$325,118

Net income	$33,346

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2010
(UNAUDITED)

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $9.98 per share as of June 29, 2010.  The unrealized loss of $1,026 is included as a component of accumulated other comprehensive loss in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of June 29, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized loss of $1,615 is included as a component of accumulated other comprehensive loss in the accompanying unaudited financial statements as of and for the three months ended June 29, 2010.

As of June 29, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,985	$—	$(1,615)	$97,370

5.	Additional Information

Additional information, including the audited March 30, 2010 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2010 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2010, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2010.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the three months ended June 29, 2010, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond decreased, in the aggregate, by approximately $70,000 during the three months ended June 29, 2010 (which includes unrealized losses on investment in mutual fund and investment in bond in the aggregate of approximately $3,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the three months ended June 29, 2010, the investment in local partnerships increased as a result of equity in the Local Partnerships’ net income for the three months ended March 31, 2010 of $33,013.  Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of June 29, 2010.

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

Registrant’s operations for the three months ended June 29, 2010 and 2009 resulted in net losses of $81,588 and $120,065, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to an increase in equity in income of investment in local partnerships of approximately $35,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continues to have an investment balance.  Other comprehensive loss for the three months ended June 29, 2010 resulted from net unrealized losses on investment in mutual fund and investment in bond of $1,026 and $1,615, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its limited partner interests in the Local Partnerships (the “Local Partnership Interests”).  As of June 29, 2010, Registrant owns thirty-nine of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,025,000 as of July 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $19,000 as of June 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 3.	Quantitative and Qualitative Disclosure About Market Risk (Continued).

The market value of Registrant’s investment in bond is subject to fluctuation based upon changes in interest rates relative to the investment’s maturity date and the associated bond rating.  Since Registrant’s investment in bond is callable in 2013, the value of such investment may be adversely impacted in an environment of rising interest rates in the event Registrant decides to liquidate the investment prior to its call date.  Although Registrant may utilize the investment to pay for its operating expenses and/or for certain Local Partnership matters, it otherwise intends to hold such investment to its call date.  Therefore, Registrant does not anticipate any material adverse impact in connection with such investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2010.

Item 4T.	Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.   Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Removed and Reserved.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P.,
General Partner

	By:	Richman Housing Credits Inc.,
general partner

Dated: July 29, 2010	/s/David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: July 29, 2010	/s/James Hussey
	By:	James Hussey
Chief Financial Officer

Dated: July 29, 2010	/s/Richard Paul Richman
	By:	Richard Paul Richman
Director