Form 10-Q
period 2010-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2010-11-03
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2010

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

Yes ☐  No ☒

As of November 3, 2010, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Table of Contents

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$782,487	$312,127
Investment in mutual fund	519,492	512,962
Investment in bond	100,100	—
Interest receivable	99	—
Investment in local partnerships	—	516,163

	$1,402,178	$1,341,252

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$470,159	$518,831
Payable to general partner and affiliates	3,390,893	3,217,189

	3,861,052	3,736,020

Commitments and contingencies

Partners’ equity (deficit)

General partner	(2,464,210)	(2,394,768)
Limited partners (35,883 units of limited partnership interest outstanding)	—	—
Accumulated other comprehensive income	5,336	—

	(2,458,874)	(2,394,768)

	$1,402,178	$1,341,252

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 29,	Six Months Ended September 29,	Three Months Ended September 29,	Six Months Ended September 29,
	2010	2010	2009	2009

REVENUE

Interest	$3,728	$5,724	$760	$947
Other income from local partnerships	2,540	20,403		30,017

TOTAL REVENUE	6,268	26,127	760	30,964

EXPENSES

Administration fees	34,776	89,419	50,562	105,232
Management fees	34,777	89,419	50,563	105,232
Professional fees	16,256	33,436	21,710	52,919
State of New Jersey filing fee	4,581	8,901	419	5,183
Printing, postage and other	4,184	7,859	1,765	4,646

TOTAL EXPENSES	94,574	229,034	125,019	273,212

	(88,306)	(202,907)	(124,259)	(242,248)

Equity in income of investment in local partnerships	51,410	84,423	20,517	18,441

Loss prior to gain on sale of limited partner interests/local partnership properties	(36,896)	(118,484)	(103,742)	(223,807)

Gain on sale of limited partner interests/local partnership properties	49,042	49,042	10	10

NET INCOME (LOSS)	12,146	(69,442)	(103,732)	(223,797)

Other comprehensive income	7,977	5,336

COMPREHENSIVE INCOME (LOSS)	$20,123	$(64,106)	$(103,732)	$(223,797)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$12,146	$(69,442)	$(103,732)	$(223,797)
Limited partners	—	—	—	—

	$12,146	$(69,442)	$(103,732)	$(223,797)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$—	$—	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,194	$947
Cash paid for
Administration fees	(5,134)	(9,051)
Management fees		(50,000)
Professional fees	(71,216)	(94,929)
State of New Jersey filing fee	(15,398)	(16,369)
Printing, postage and other expenses	(12,254)	(5,210)

Net cash used in operating activities	(95,808)	(174,612)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(2,923)
Investment in bond	(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	649,628	10
Distributions received from local partnerships	20,403	40,017

Net cash provided by investing activities	566,168	40,027

Net increase (decrease) in cash and cash equivalents	470,360	(134,585)

Cash and cash equivalents at beginning of period	312,127	946,612

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$782,487	$812,027

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(69,442)	$(223,797)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in income of investment in local partnerships	(84,423)	(18,441)
Other income from local partnerships	(20,403)	(30,017)
Gain on sale of limited partner interests/local partnership properties	(49,042)	(10)
Amortization of premium on investment in bond	819
Increase in interest receivable	1,651
Increase in prepaid expenses		(1,259)
Increase in payable to general partner and affiliates	173,704	151,413
Decrease in accounts payable and accrued expenses	(48,672)	(52,501)

NET CASH USED IN OPERATING ACTIVITIES	$(95,808)	$(174,612)

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$3,607

Unrealized gain on investment in bond	$1,729

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the six months ended September 29, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership.  As of September 29, 2010, the Partnership holds a Local Partnership Interest in thirty-eight Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the six months ended September 29, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$516,163

Equity in income of investment in local partnerships	84,423 *

Distributions received in connection with sale of Local Partnership Interest applied against investment in local partnerships	(600,586)

Distributions received from Local Partnerships	(20,403)

Distributions classified as other income	20,403

Investment in local partnerships as of September 29, 2010	$—

*In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership.  Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.

In August 2010, the Partnership sold its Local Partnership Interest in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) to an affiliate of the Local General Partner of NP-89 for $649,628.  In connection with the sale, the Partnership recognized a gain of $49,042; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2010.  As a result of the sale, the Partnership’s investment in local partnerships has a zero balance as of September 29, 2010.  The equity in income from the Partnership’s investment in NP-89 for the six months ended June 30, 2010 represents more than 20% of the Partnership’s net loss as reflected in the accompanying unaudited statement of operations for the six months ended September 29, 2010.  The following financial information represents certain unaudited operating statement data of NP-89 for the six months ended June 30, 2010:

Revenue	$659,853

Net income	$85,276

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,055,000 as of October 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $20,000 as of October 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.07 per share as of September 29, 2010.  The unrealized gain of $3,607 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of September 29, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $1,729 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the six months ended September 29, 2010.

As of September 29, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
After ten years	$98,371	$1,729	$—	$100,100

5.	Additional Information

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

Material Changes in Financial Condition

As of September 29, 2010, American Tax Credit Properties III L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2010 primarily as a result of the sale of its limited partner interest (the “Local Partnership Interest”) in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) in August 2010 (see discussion below under Results of Operations and Local Partnership Matters).  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the six months ended September 29, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of its Local Partnership Interest in NP-89 and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond increased, in the aggregate, by approximately $577,000 during the six months ended September 29, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $5,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the six months ended September 29, 2010, the investment in local partnerships decreased as a result of Registrant’s sale of its Local Partnership Interest in NP-89, the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Results of Operations and Local Partnership Matters).  As a result of the sale, Registrant’s investment in local partnerships has a zero balance as of September 29, 2010.  Accounts payable and accrued expenses includes deferred administration fees of $440,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of September 29, 2010.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  As a result of Registrant’s sale of its Local Partnership Interest in NP-89, the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Local Partnership Matters), Registrant’s investment in local partnerships has a zero balance as of September 29, 2010.

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

Registrant’s operations for the three months ended September 29, 2010 and 2009 resulted in net income (loss) of $12,146 and $(103,732), respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $31,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continued to have an investment balance, (ii) gain on the sale of Registrant’s Local Partnership Interest in NP-89 of approximately $49,000 and (iii) a decrease in administration fees and management fees in the cumulative amount of approximately $32,000 resulting from Registrant’s sale of certain Local Partnership Interests since September 29, 2009.  Other comprehensive income for the three months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $4,633 and $3,344, respectively.

Registrant’s operations for the six months ended September 29, 2010 and 2009 resulted in net losses of $69,442 and $223,797, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $66,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continued to have an investment balance, (ii) gain on the sale of Registrant’s Local Partnership Interest in NP-89 of approximately $49,000 and (iii) a decrease in administration fees and management fees in the cumulative amount of approximately $32,000 resulting from Registrant’s sale of certain Local Partnership Interests since September 29, 2009.  Other comprehensive income for the six months ended September 29, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $3,607 and $1,729, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of September 29, 2010, Registrant owns thirty-eight of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments, including payments under Section 8 of Title II of the Housing and Community Development Act of 1974 ("Section 8").  The subsidy agreements expire at various times.  Since October 1997, the United States Department of Housing and Urban Development (“HUD”) has issued a series of directives related to project based Section 8 contracts that define owners’ notification responsibilities, advise owners of project based Section 8 properties of what their options are regarding the renewal of Section 8 contracts, provide guidance and procedures to owners, management agents, contract administrators and HUD staff concerning renewal of Section 8 contracts, provide policies and procedures on setting renewal rents and handling renewal rent adjustments and provide the requirements and procedures for opting-out of a Section 8 project based contract.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs including the Section 8 program.  Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidy or similar subsidies.  One Local Partnership’s Section 8 contract is currently subject to renewal under applicable HUD guidelines.

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

In August 2010, Registrant sold its Local Partnership Interest in NP-89 to an affiliate of the Local General Partner of NP-89 for $649,628.  In connection with the sale, Registrant recognized a gain of $49,042; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2010.  As a result of the sale, Registrant’s investment in local partnerships has a zero balance as of September 29, 2010.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,055,000 as of October 2010.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $20,000 as of October 2010.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.  As a result of Registrant’s sale of its local Partnership Interest in NP-89, Registrant’s investment in local partnerships has a zero balance as of September 29, 2010.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2010.

Item 4T.	Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P.,
General Partner

	By:	Richman Housing Credits Inc.,
general partner

Dated: November 3, 2010	/s/David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: November 3, 2010	/s/James Hussey
	By:	James Hussey
Chief Financial Officer

Dated: November 3, 2010	/s/Richard Paul Richman
	By:	Richard Paul Richman
Director