Form 10-Q
period 2010-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2011-02-11
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2010

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

Yes ☐  No ☒

As of February 11, 2011, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Table of Contents

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2010	2010

ASSETS

Cash and cash equivalents	$494,158	$312,127
Investment in mutual fund	520,940	512,962
Investment in bond	101,238	—
Interest receivable	2,341	—
Investment in local partnerships	—	516,163

	$1,118,677	$1,341,252

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$343,994	$518,831
Payable to general partner and affiliates	3,406,648	3,217,189

	3,750,642	3,736,020

Commitments and contingencies

Partners’ equity (deficit)

General partner	(2,638,536)	(2,394,768)
Limited partners (35,883 units of limited partnership interest outstanding)	—	—
Accumulated other comprehensive income	6,571	—

	(2,631,965)	(2,394,768)

	$1,118,677	$1,341,252

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	2010	2010	2009	2009

REVENUE

Interest	$4,191	$9,915	$780	$1,727
Other income from local partnerships	2,243	22,646	5,660	35,677

TOTAL REVENUE	6,434	32,561	6,440	37,404

EXPENSES

Administration fees	78,610	168,029	32,160	137,392
Management fees	78,611	168,030	32,159	137,391
Professional fees	13,421	46,857	14,939	67,858
State of New Jersey filing fee	4,363	13,264	4,763	9,946
Printing, postage and other	5,755	13,614	2,390	7,036

TOTAL EXPENSES	180,760	409,794	86,411	359,623

	(174,326)	(377,233)	(79,971)	(322,219)

Equity in income of investment in local partnerships	15,171	99,594	18,892	37,333

Loss prior to gain (loss) on sale of limited partner interests/local partnership properties	(159,155)	(277,639)	(61,079)	(284,886)

Gain (loss) on sale of limited partner interests/local partnership properties	(15,171)	33,871		10

NET LOSS	(174,326)	(243,768)	(61,079)	(284,876)

Other comprehensive income, net	1,235	6,571

COMPREHENSIVE LOSS	$(173,091)	$(237,197)	$(61,079)	$(284,876)

NET LOSS ATTRIBUTABLE TO

General partner	$(174,326)	$(243,768)	$(61,079)	$(284,876)
Limited partners	—	—	—	—

	$(174,326)	$(243,768)	$(61,079)	$(284,876)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$—	$—	$—	$—

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2010 AND 2009
(UNAUDITED)

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$10,757	$1,727
Cash paid for
Administration fees	(146,600)	(14,225)
Management fees	(140,000)	(50,000)
Professional fees	(77,989)	(97,997)
State of New Jersey filing fee	(15,398)	(16,369)
Printing, postage and other expenses	(15,185)	(8,067)

Net cash used in operating activities	(384,415)	(184,931)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in mutual fund	(4,888)
Investment in bond	(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	649,628	10
Distributions received from local partnerships	22,646	55,677

Net cash provided by investing activities	566,446	55,687

Net increase (decrease) in cash and cash equivalents	182,031	(129,244)

Cash and cash equivalents at beginning of period	312,127	946,612

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$494,158	$817,368

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(243,768)	$(284,876)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in income of investment in local partnerships	(99,594)	(37,333)
Other income from local partnerships	(22,646)	(35,677)
Gain on sale of limited partner interests/local partnership properties	(33,871)	(10)
Amortization of premium on investment in bond	1,433
Interest purchased at date of investment in bond	1,750
Increase in interest receivable	(2,341)
Increase in payable to general partner and affiliates	189,459	210,558
Decrease in accounts payable and accrued expenses	(174,837)	(37,593)

NET CASH USED IN OPERATING ACTIVITIES	$(384,415)	$(184,931)

SIGNIFICANT NONCASH INVESTING ACTIVITIES

Unrealized gain on investment in mutual fund	$3,090

Unrealized gain on investment in bond	$3,481

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2010
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2010 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2010 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership.  As of December 30, 2010, the Partnership holds a Local Partnership Interest in thirty-six Local Partnerships.  See discussion below regarding the sale of the Property owned by Christian Street Commons Associates (“Christian Street”) subsequent to December 30, 2010.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

For the nine months ended December 30, 2010, the investment in local partnerships activity consists of the following:

Investment in local partnerships as of March 30, 2010	$516,163

Equity in income of investment in local partnerships	99,594 *

Distributions received in connection with sale of Local Partnership Interest applied against investment in local partnerships	(615,757)

Distributions received from Local Partnerships	(22,646)

Distributions classified as other income	22,646

Investment in local partnerships as of December 30, 2010	$—

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

In August 2010, the Partnership sold its Local Partnership Interest in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) to an affiliate of the Local General Partner of NP-89 for $649,628.  In connection with the sale, the Partnership recognized a gain of $33,871; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  As a result of the sale, the Partnership’s investment in local partnerships has a zero balance as of December 30, 2010.  The equity in income from the Partnership’s investment in NP-89 for the nine months ended September 30, 2010 represents more than 20% of the Partnership’s net loss as reflected in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  The following financial information represents certain 2010 unaudited operating statement data of NP-89 through the date of the Partnership’s sale of its Local Partnership Interest:

Revenue	$863,386

Net income	$100,600

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2010
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In November 2010, the Partnership assigned its Local Partnership Interest in Orange City Plaza, Limited Partnership (“Orange City”) to an unaffiliated third party; no proceeds were received in connection with the assignment.  The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002.

In December 2010, the Partnership withdrew from Chestnut Park Associates, L.P. (“Chestnut Park”), thereby transferring its Local Partnership Interest to the Local General Partners of Chestnut Park; no proceeds were received in connection with the withdrawal.  The Partnership’s investment balance in Chestnut Park, after cumulative equity losses, became zero during the year ended March 30, 2000.

In January 2011, Christian Street sold its underlying Property, in connection with which the Partnership received $404,317.  Such amount includes $63,229 of distributions that were due to the Partnership under the terms of Christian Street’s partnership agreement.  There may be additional proceeds after further resolution of Christian Street’s accounts. The Partnership’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the voucher contract in connection with the Property that provided rent subsidies to tenants under Section 8 of Title II of the Housing and Community Development Act of 1974.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,086,000 as of January 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of January 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

3.	Investment in Mutual Fund

The Partnership carries its investment in mutual fund (the “Fund”) at estimated fair value.  The fair value of the Partnership’s investment in mutual fund is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  The Fund’s net asset value (“NAV”) is $10.06 per share as of December 30, 2010.  The unrealized gain of $3,090 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

4.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying unaudited balance sheet as of December 30, 2010 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see discussion in Note 3 above).  The unrealized gain of $3,481 is included as a component of accumulated other comprehensive income in the accompanying unaudited financial statements as of and for the nine months ended December 30, 2010.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2010
(UNAUDITED)

4.	Investment in Bond (Continued)

As of December 30, 2010, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,757	$3,481	$—	$101,238

5.	Additional Information

Additional information, including the audited March 30, 2010 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2010 on file with the Securities and Exchange Commission. As the result of a correction to the calculation of the administration fees and management fees under the terms of the Partnership’s partnership agreement, such fees were under accrued in the cumulative amount of approximately $72,000 as of March 30, 2010.  Such amount is included in the accompanying statements of operations for the three and nine month periods ended December 30, 2010.  This correction had no impact on cash flow for any period presented herein this Form 10-Q and the General Partner has determined the adjustment to be qualitatively immaterial.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2010, American Tax Credit Properties III L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2010 primarily as a result of proceeds received in connection with the sale of its limited partner interest (the “Local Partnership Interest”) in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) in August 2010 (see discussion below under Results of Operations and Local Partnership Matters), partially offset by the payment of deferred administration and management fees.  Principal changes in assets are comprised of periodic transactions and adjustments and equity in income (loss) from operations of the local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2010, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of its Local Partnership Interest in NP-89 and utilized cash for operating expenses and investments in a mutual fund and a bond.  Cash and cash equivalents, investment in mutual fund and investment in bond increased, in the aggregate, by approximately $291,000 during the nine months ended December 30, 2010 (which includes unrealized gains on investment in mutual fund and investment in bond in the aggregate of approximately $7,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.  During the nine months ended December 30, 2010, the investment in local partnerships decreased as a result of Registrant’s sale of its Local Partnership Interest in NP-89, the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Results of Operations and Local Partnership Matters).  As a result of the sale, Registrant’s investment in local partnerships has a zero balance as of December 30, 2010.  Accounts payable and accrued expenses includes deferred administration fees of $300,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of December 30, 2010.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  As a result of Registrant’s sale of its Local Partnership Interest in NP-89, the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Local Partnership Matters), Registrant’s investment in local partnerships has a zero balance as of December 30, 2010.

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

Registrant’s operations for the three months ended December 30, 2010 and 2009 resulted in net losses of $174,326 and $61,079, respectively.  The increase in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in administration fees and management fees in the cumulative amount of approximately $93,000 resulting, in part, from an under accrual as of March 30, 2010 and (ii) a reduction in the gain on the sale of Registrant’s Local Partnership Interest in NP-89 in the amount of approximately $15,000.  The gain on sale of approximately $49,000 reported by Registrant for the quarter ended September 29, 2010 was reduced after the final reconciliation of NP-89’s accounts, resulting in an offsetting increase in equity in income of investment in local partnerships for the three months ended December 30, 2010.  Other comprehensive income (loss) for the three months ended December 30, 2010 resulted from unrealized gains (losses) on investment in mutual fund and investment in bond of $(517) and $1,752, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the nine months ended December 30, 2010 and 2009 resulted in net losses of $243,768 and $284,876, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to (i) an increase in equity in income of investment in local partnerships of approximately $62,000, which is attributable to an increase in the net operating income of the Local Partnership in which Registrant continued to have an investment balance and (ii) gain on the sale of Registrant’s Local Partnership Interest in NP-89 of approximately $34,000, all partially offset by an increase in administration fees and management fees in the cumulative amount of approximately $61,000 resulting, in part, from an under accrual as of March 30, 2010.  Other comprehensive income for the nine months ended December 30, 2010 resulted from unrealized gains on investment in mutual fund and investment in bond of $3,090 and $3,481, respectively.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of December 30, 2010, Registrant owns thirty-six of the forty-three Local Partnership Interests originally acquired.  See discussion below regarding the sale of the Property owned by Christian Street Commons Associates (“Christian Street”) subsequent to December 30, 2010.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments.  The subsidy agreements expire at various times.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs.

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

In August 2010, Registrant sold its Local Partnership Interest in NP-89 to an affiliate of the Local General Partner of NP-89 for $649,628.  In connection with the sale, Registrant recognized a gain of $33,871; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2010.  As a result of the sale, Registrant’s investment in local partnerships has a zero balance as of December 30, 2010.

In November 2010, Registrant sold its Local Partnership Interest in Orange City Plaza, Limited Partnership (“Orange City”) to an unaffiliated third party; no proceeds were received in connection with the sale.  Registrant’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In December 2010, Registrant withdrew from Chestnut Park Associates, L.P. (“Chestnut Park”), thereby transferring its Local Partnership Interest to the Local General Partners of Chestnut Park; no proceeds were received in connection with the withdrawal.  The Partnership’s investment balance in Chestnut Park, after cumulative equity losses, became zero during the year ended March 30, 2000.

In January 2011, Christian Street sold its underlying Property, in connection with which Registrant received $404,317.  Such amount includes $63,229 of distributions that were due to Registrant under the terms of Christian Street’s partnership agreement.  There may be additional proceeds after further resolution of Christian Street’s accounts.  Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the voucher contract in connection with the Property that provided rent subsidies to tenants under Section 8 of Title II of the Housing and Community Development Act of 1974.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,086,000 as of January 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of January 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.  As a result of Registrant’s sale of its local Partnership Interest in NP-89, Registrant’s investment in local partnerships has a zero balance as of December 30, 2010.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2010.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2010.

Item 4T.	Internal Control Over Financial Reporting.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2010 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

	By:	Richman Tax Credit Properties III L.P.,
General Partner

	By:	Richman Housing Credits Inc.,
general partner

Dated: February 11, 2011	/s/David Salzman
	By:	David Salzman
Chief Executive Officer

Dated: February 11, 2011	/s/James Hussey
	By:	James Hussey
Chief Financial Officer

Dated: February 11, 2011	/s/Richard Paul Richman
	By:	Richard Paul Richman
Director