Form 10-K
period 2011-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2011-06-28
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2011

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

Units of Limited Partnership Interest
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes        No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes        No      X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes  ___   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer,” large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___   Accelerated Filer ___   Non-Accelerated Filer ___   Smaller Reporting Company       X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No    X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 28, 2011, there are 35,883 units outstanding.  The aggregate sales price for such units was $35,883,000.

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

PART I

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns thirty-five of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.   Business (Continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships.  A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant’s business taken as a whole.  See Item 8 below - Financial Statements and Supplementary Information.

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

•
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnerships and the lengthy (usually near 40-year) amortization period of the debt; and

•	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant.  Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances and deferred fees.  As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Properties owned by the Local Partnerships are subject to certain risks relating to the real estate industry in general that are outside of the control of the Local Partnerships or Registrant and that may have an adverse effect on Registrant’s investment in such Local Partnerships.

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

Registrant originally acquired Local Partnership Interests in forty-three Local Partnerships.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns thirty-five of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the Local General Partners of all remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s Local Partnership Interests and ultimately the dissolution of Registrant.

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

Item 2.    Properties (Continued).

The Local Partnership Interests were acquired by Registrant from 1990 through 1992.  Although Registrant generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	Registrant	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

Many of the Local Partnerships receive rental subsidy payments (see descriptions of the subsidies below).  The subsidy agreements expire at various times.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs.  Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidies.

Item 2.    Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2010	footnotes)
April Gardens Apartments II Limited Partnership April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$1,906,475	(1a&b)
Ashland Park Apartments, L.P. (3), (5) Ashland Park Apartments Ashland, Nebraska	24	235,732		--(3)
Auburn Family, L.P. Auburn Apartments Louisville, Mississippi	16	95,412		429,693	(1a&b)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	239,716	(2)	1,380,986	(1a)
Bay Springs Elderly, L.P. Bay Springs Manor Bay Springs, Mississippi	24	208,820		646,688	(1a&b)
Brisas del Mar Apartments Limited Partnership Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		2,521,086	(1a&b)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	1,050,106	(1a&b)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	--(3)
Chestnut Park Apartments, L.P. (4), (11) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		--(4)
Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,171,977	(1a&b)
Christian Street Commons Associates (12) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		492,539

Item 2.    Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2010	footnotes)
Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$894,915	(1a&b)
Desarrollos de Belen Limited Partnership Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		1,795,962	(1a&b)
Desarrollos de Emaus Limited Partnership Hucares II Apartments Naguabo, Puerto Rico	72	631,404		3,052,309	(1a&b)
Ellinwood Heights Apartments, L.P. Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		656,821	(1a&b)
Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930	(1a)
Hayes Run Limited Partnership Mashburn Gap Apartments Marshall, North Carolina	34	322,074		1,362,065	(1a&b)
Howard L. Miller Sallisaw Apartments II, L.P. Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		589,309	(1a&b)
Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,210,027	(1a&b)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	135,528	(2)	710,431	(1a&b)
Justin Associates (4) (8) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		--(4)
LaBelle Commons, Ltd. LaBelle Commons LaBelle, Florida	32	253,580		966,364	(1a&b)
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	724,659	(1a&b)

Item 2.    Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of	Subsidy
Name of apartment complex	of rental	Capital		December 31,	(see
Apartment complex location	units	contribution		2010	footnotes)
Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865		$1,375,750	(1a&b)
Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922		1,414,151	(1a&b)
Mirador del Toa Limited Partnership Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	(2)	1,786,488	(1a&b)
Moore Haven Commons, Ltd. Moore Haven Commons Moore Haven, Florida	28	213,402		886,036	(1a&b)
NP-89 Limited Dividend Housing Association Limited Partnership (4), (9) Newport Apartments Clinton Township, Michigan	168	2,372,292		--(4)
Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575		1,402,493	(1a,b&c)
North Calhoun City, L.P. North Calhoun City Apartments Calhoun City, Mississippi	18	146,565		435,002	(1a&b)
Orange City Plaza, Limited Partnership (4), (10), (13) Orange City Plaza Apartments Orange City, Iowa	32	576,580		--(4)
Puerta del Mar Limited Partnership Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570		2,400,405	(1a&b)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	191,512	(2)	1,096,255	(1a)
Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	597,050	(2)	2,075,290	(1a)
Somerset Manor, Ltd. Somerset Manor Central City, Pennsylvania	24	208,465		858,873	(1a&b)
Sugar Cane Villas, Ltd. Sugar Cane Villas Pahokee, Florida	87	751,560		3,162,495	(1a&b)

Item 2.    Properties (Continued).

			Mortgage
Name of Local Partnership	Number		loans payable as of	Subsidy
Name of apartment complex	of rental	Capital	December 31,	(see
Apartment complex location	units	contribution	2010	footnotes)
Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$1,336,987	(1a)
Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) (7) The Castle New York, New York	224	3,201,874	18,001,703	(1a)
Union Valley Associates Limited Partnership Union Valley Apartments Union Township, Pennsylvania	36	371,589	1,384,112	(1a)
Walnut Grove Family, L.P. Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	812,671	(1a&b)
Waynesboro Apartments Limited Partnership Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	1,414,917	(1a)
West Calhoun City, L.P. West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	639,600	(1a&b)
Westminster Apartments Limited Partnership (3), (6) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--(3)

		$29,384,966	$65,915,570

(1)	Description of Subsidies:

(a) The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(b)
The Rural Housing Service (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

(c) The Commonwealth of Massachusetts participates in a rental assistance program.

(2)	Reflects amount attributable to Registrant only.

(3)	The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 in Note 6 to the accompanying financial statements.

(4)	The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2010 in Note 6 to the accompanying financial statements.

Item 2.    Properties (Continued).

(5)
Registrant withdrew from the Local Partnership in February 2009.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements does not include any results of operations for such Local Partnership.

(6)
Registrant withdrew from the Local Partnership in July 2009.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of withdrawal.

(7)
Registrant assigned one-half of its 99% Local Partnership Interest to an affiliate of the Local General Partner in December 2009.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2009 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2009.

(8)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in March 2010.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(9)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in August 2010.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
Registrant assigned its Local Partnership Interest to an unrelated third party in November 2010.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of assignment (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
Registrant withdrew from the Local Partnership in December 2010, thereby transferring its interest to the Local General Partners.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2010 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)	In January 2011, the Local Partnership sold its underlying Property (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.    Legal Proceedings.

None.

Item 4.    Removed and Reserved.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  The number of record holders of Units as of May 31, 2011 was approximately 1,380, holding an aggregate of 35,883 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies.  The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements.  Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future.  There were no cash distributions to the Limited Partners during the years ended March 30, 2011 and 2010.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2011, Registrant has cash and cash equivalents, investment in Pemberwick Fund (“Pemberwick”) (a short duration bond fund) and investment in bond totaling $1,541,056, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships.  Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships.  In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its Local Partnership Interests.

During the year ended March 30, 2011, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with the sale of its Local Partnership Interest in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) and the sale of the Property owned by Christian Street Commons Associates (“Christian Street”) (see discussion below under Results of Operations and Local Partnership Matters) and utilized cash for operating expenses and investments in Pemberwick and a bond.  Cash and cash equivalents, investment in Pemberwick and investment in bond increased, in the aggregate, by approximately $716,000 during the year ended March 30, 2011, (which includes unrealized gains on investment in Pemberwick and investment in bond in the aggregate of approximately $12,000).  Registrant intends to hold the bond until its call date (September 2013) and therefore does not expect to realize significant gains or losses on its investment in bond, if any.

During the year ended March 30, 2011, the investment in local partnerships decreased as a result of Registrant’s sale of its Local Partnership Interest in NP-89, the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Results of Operations and Local Partnership Matters).  As a result of the sale, Registrant’s investment in local partnerships has a zero balance as of March 30, 2011.  Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2011 include cumulative deferred administration fees and management fees of $3,777,134.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies.  In addition, the operating results herein are not necessarily the same for tax reporting.  Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting.  Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received.  In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership.  Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  As a result of Registrant’s sale of its Local Partnership Interest in NP-89, the only Local Partnership in which Registrant continued to have an investment balance (see discussion below under Local Partnership Matters), Registrant’s investment in local partnerships has a zero balance as of March 30, 2011.  The combined statements of operations of the Local Partnerships reflected in Note 6 to Registrant’s financial statements include the operating results of all Local Partnerships, irrespective of Registrant’s investment balances.

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

Registrant’s operations for the years ended March 30, 2011, 2010, and 2009 resulted in net income (loss) of $74,872, $(413,184), and $(474,101), respectively.  The increase in net income from fiscal 2010 to fiscal 2011 is primarily attributable to (i) gain on sale of limited partner interests/local partnership properties of approximately $375,000 in connection with NP-89 and Christian Street (see discussion below under Local Partnership Matters), (ii) an increase in equity in income of investment in local partnerships of approximately $93,000, which increase is primarily the result of an increase in the net operating income of the Local Partnership in which Registrant continued to have an investment balance and (iii) an increase in interest revenue and other income from local partnerships in the aggregate of approximately $65,000, all partially offset by a net increase in operating expenses of approximately $45,000.  Such increase is primarily attributable to an increase in administration fees and management fees in the cumulative amount of approximately $59,000 resulting, in part, from an under accrual as of March 30, 2010.  Other comprehensive income for the year ended March 30, 2011 resulted from unrealized gains on investment in Pemberwick and investment in bond of $9,614 and $2,730, respectively.  The decrease in net loss from fiscal 2009 to fiscal 2010 is primarily attributable to a decrease in administration and management fees in the cumulative amount of approximately $93,000 as a result of Registrant’s disposal of its Local Partnership Interests in Westminster Apartments Limited Partnership and Justin Associates and one-half of its Local Partnership Interest in Sydney Engel Associates, L.P. , partially offset by a decrease in equity in income of investment in local partnerships of approximately $19,000, which decrease is attributable to a decrease in the net operating income of the Local Partnership in which Registrant continued to have an investment balance.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local Partnerships’ net loss of approximately $1,279,000 for the year ended December 31, 2010 includes depreciation and amortization expense of approximately $3,428,000 and interest on non-mandatory debt of approximately $399,000, and does not include required principal payments on permanent mortgages of approximately $863,000.  The Local Partnerships’ net loss of approximately $2,151,000 for the year ended December 31, 2009 includes depreciation and amortization expense of approximately $3,835,000 and interest on non-mandatory debt of approximately $351,000, and does not include required principal payments on permanent mortgages of approximately $897,000.  The Local Partnerships’ net loss of approximately $2,394,000 for the year ended December 31, 2008 includes depreciation and amortization expense of approximately $3,880,000 and interest on non-mandatory debt of approximately $375,000, and does not include required principal payments on permanent mortgages of approximately $882,000.  The results of operations of the Local Partnerships for the year ended December 31, 2010 are not necessarily indicative of the results that may be expected in future periods.  Income and expense fluctuations over the past three years have resulted from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its Limited Partners, has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”).  Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of June 2011, Registrant owns thirty-five of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  Many of the Local Partnerships receive rental subsidy payments.  The subsidy agreements expire at various times.  Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs.  Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidies.

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

In August 2010, Registrant sold its Local Partnership Interest in NP-89 to an affiliate of the Local General Partner of NP-89 for $649,628.  In connection with the sale, Registrant recognized a gain of $33,871; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2011.  As a result of the sale, Registrant’s investment in local partnerships has a zero balance as of March 30, 2011.

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

In December 2010, Registrant withdrew from Chestnut Park Associates, L.P. (“Chestnut Park”), thereby transferring its Local Partnership Interest to the Local General Partners of Chestnut Park; no proceeds were received in connection with the withdrawal. Registrant’s investment balance in Chestnut Park, after cumulative equity losses, became zero during the year ended March 30, 2000.

In January 2011, Christian Street sold its underlying Property, in connection with which Registrant received $404,317.  Gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of Registrant for the year ended March 30, 2011 includes $341,088 in connection with the sale.  The remaining $63,229 represents distributions that were due to Registrant under the terms of Christian Street’s partnership agreement and is included in other income from local partnerships in the accompanying statement of operations of Registrant for the year ended March 30, 2011.  There may be immaterial additional proceeds after further resolution of Christian Street’s accounts.  Registrant’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,140,000 as of June 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $38,000 as of June 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

Inflation

Inflation is not expected to have a material adverse impact on Registrant’s operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Limited Partners.

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

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary.  Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners.  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.  As a result of Registrant’s sale of its local Partnership Interest in NP-89, Registrant’s investment in local partnerships has a zero balance as of March 30, 2011.

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

Item 7a.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2011 and 2010, and the related statements of operations, changes in partners' equity (deficit) and cash flows for the years ended March 30, 2011, 2010 and 2009.  These financial statements are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  As of and for the years ended March 30, 2011, 2010 and 2009, we did not audit the financial statements of certain investee partnerships, which investments represent $0 and $516,163, respectively, in total assets as of March 30, 2011 and 2010, and $0, $6,193 and $25,363, respectively, of total income for the years ended March 30, 2011, 2010 and 2009.  Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to those investee partnerships, is based solely on the reports of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2011 and 2010, and the results of its operations, changes in partners’ equity (deficit) and its cash flows for the years ended March 30, 2011, 2010 and 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 28, 2011

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2011 AND 2010

	2011	2010

ASSETS

Cash and liquid investments

Cash and cash equivalents	$310,706	$312,127
Investment in Pemberwick Fund	1,130,477	512,962
Investment in bond	99,873	--

Total cash and liquid investments	1,541,056	825,089

Interest receivable	123	--
Investment in local partnerships	--	516,163

	$1,541,179	$1,341,252

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$372,270	$518,831
Payable to general partner and affiliates	3,476,461	3,217,189

	3,848,731	3,736,020

Commitments and contingencies

Partners' deficit

General partner	(2,319,896)	(2,394,768)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income	12,344	--

	(2,307,552)	(2,394,768)

	$1,541,179	$1,341,252

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

REVENUE

Interest	$15,087	$2,430	$14,626
Other income from local partnerships	105,272	53,075	46,186

TOTAL REVENUE	120,359	55,505	60,812

EXPENSES

Administration fees - affiliate	204,035	174,361	220,825
Management fees - affiliate	204,036	174,361	220,825
Professional fees	71,500	98,004	96,342
State of New Jersey filing fees	19,824	12,939	19,969
Printing, postage and other	20,645	15,227	5,815

TOTAL EXPENSES	520,040	474,892	563,776

	(399,681)	(419,387)	(502,964)

Equity in income of investment in local partnerships	99,594	6,193	25,363

Loss prior to gain on sale of limited partner interests/local partnership properties	(300,087)	(413,194)	(477,601)

Gain on sale of limited partner interests/local partnership properties	374,959	10	3,500

NET INCOME (LOSS)	74,872	(413,184)	(474,101)

Other comprehensive income (loss)	12,344		(3,426)

COMPREHENSIVE INCOME (LOSS)	$87,216	$(413,184)	$(477,527)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$74,872	$(413,184)	$(474,101)
Limited partners	--	--	--

	$74,872	$(413,184)	$(474,101)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	General	Limited	Accumulated Other Comprehensive
	Partner	Partners	Income (Loss)	Total

Partners' equity (deficit), March 30, 2008	$(1,507,483)	$--	$3,426	$(1,504,057)

Net loss	(474,101)			(474,101)

Other comprehensive loss			(3,426)	(3,426)

Partners' deficit, March 30, 2009	(1,981,584)	--	--	(1,981,584)

Net loss	(413,184)			(413,184)

Partners' deficit, March 30, 2010	(2,394,768)	--	--	(2,394,768)

Net income	74,872			74,872

Other comprehensive income			12,344	12,344

Partners' equity (deficit), March 30, 2011	$(2,319,896)	$--	$12,344	$(2,307,552)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$18,761	$2,430	$9,796
Cash paid for
Administration fees	(148,799)	(16,252)	(14,226)
Management fees	(140,000)	(50,000)	(214,000)
Professional fees	(82,236)	(101,402)	(90,178)
State of New Jersey filing fees	(15,398)	(16,369)	(20,412)
Printing, postage and other expenses	(20,896)	(13,015)	(26,714)

Net cash used in operating activities	(388,568)	(194,608)	(355,734)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(607,901)	(513,281)
Redemptions from Pemberwick Fund		319
Investment in bond	(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	990,716	10	3,500
Distributions received from local partnerships	105,272	73,075	46,186
Maturities of investments in bonds			872,000

Net cash provided by (used in) investing activities	387,147	(439,877)	921,686

Net increase (decrease) in cash and cash equivalents	(1,421)	(634,485)	565,952

Cash and cash equivalents at beginning of year	312,127	946,612	380,660

CASH AND CASH EQUIVALENTS AT END OF YEAR	$310,706	$312,127	$946,612

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund	$9,614

Unrealized gain (loss) on investments in bonds	$2,730		$(3,426)

See reconciliation of net income (loss) to net cash used in operating activities on page 24

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2011, 2010 AND 2009

	2011	2010	2009

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$74,872	$(413,184)	$(474,101)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships	(99,594)	(6,193)	(25,363)
Gain on sale of limited partner interests/local partnership properties	(374,959)	(10)	(3,500)
Other income from local partnerships	(105,272)	(53,075)	(46,186)
Accretion of zero coupon bonds			(4,830)
Accrued interest purchased at date of investment in bond	1,750
Amortization of premium on investment in bond	2,047
Increase in interest receivable	(123)
Increase in payable to general partner and affiliates	259,272	282,470	213,424
Decrease in accounts payable and accrued expenses	(146,561)	(4,616)	(15,178)

NET CASH USED IN OPERATING ACTIVITIES	$(388,568)	$(194,608)	$(355,734)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act.  There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 13, 1990.  The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties.  Such interests were acquired from 1990 to 1992.  Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the General Partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership’s results of operations and by cash distributions received.  Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership.  Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership.  Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership.  Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships.  As a result of the Partnership’s sale of its Local Partnership Interest in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) in August 2010, investment in local partnerships has a zero balance as of March 30, 2011.

The Partnership assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred.  If the carrying value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in loss of investment in local partnerships.  Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary.  The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments.  The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the local general partners (the “Local General Partners”).  In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.  As a result of the Partnership’s sale of its Local Partnership Interest in NP-89 as described above, investment in local partnerships has a zero balance as of March 30, 2011.

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
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

Cash and Cash Equivalents

The Partnership considers all highly liquid investments purchased with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Cash and cash equivalents are stated at cost, which approximates market value.

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity’s own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (”Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value.  Realized capital gains (losses) are included in (offset against) interest revenue.  Investment in Pemberwick is classified as available-for-sale and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Investment in Bond

Investment in bond is classified as available-for-sale and represents an investment that the Partnership intends to hold for an indefinite period of time but not necessarily to maturity.  Any decision to sell such investment would be based on various factors, including significant movements in interest rates and liquidity needs.  Investment in bond is carried at estimated fair value and unrealized gains or losses are included as items of comprehensive income (loss) and are reported as a separate component of partners’ equity (deficit).

The premium on investment in bond is amortized using the effective yield method over the life of the investment.  The amortized premium offsets interest revenue.  Realized gain (loss) on redemption or sale of investment in bond is included in, or offset against, interest revenue on the basis of the adjusted cost of the investment at the date of redemption or sale.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

1.	Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

As of March 30, 2011, the Partnership has $310,706 in cash and cash equivalents.  Of such amount, $265,684 is held in accounts at two financial institutions in which all non-interest bearing transaction accounts are fully insured by the Federal Deposit Insurance Corporation (“FDIC”) and the aggregate of all other accounts at each institution is insured up to $250,000 by the FDIC.  The entire amount is FDIC insured as of March 30, 2011.  The remaining $45,022 is held in a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value.  Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal.  In selecting portfolio securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that approximately 90% of Pemberwick’s assets will be rated "A" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") or, if a rating is not available, deemed to be of comparable quality by the Advisor.  It is anticipated that approximately 95% or more of Pemberwick’s assets (excluding floating rate or fixed to float securities issued by banking institutions having assets in excess of $200 billion) will be rated "AA" or better by an NRSRO or, if a rating is not available, deemed to be of comparable quality by the Advisor.  In executing this strategy, as of March 30, 2011 approximately 57% of Pemberwick’s assets have a duration of 90 days or less or are securities with LIBOR based floating rates.  The weighted average duration of Pemberwick’s assets is approximately 2.5 years as of March 30, 2011.  Redemptions from Pemberwick are immediately liquid and unrestricted.  Pemberwick’s net asset value ("NAV") is $10.14 and $10.00 per share as of March 30, 2011 and 2010, respectively.  The Partnership’s investment in Pemberwick as of March 30, 2011 and 2010 is $1,130,477 and $512,962, respectively.  The unrealized gain of $9,614 as of March 30, 2011 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.  There was no unrealized gain or loss as of March 30, 2010.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner.  For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,083 and $77 from the Partnership’s investment in Pemberwick for the years ended March 30, 2011 and 2010, respectively.  The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its management and administration fees (see Note 7) payable from the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Bond

The Partnership carries its investment in bond as available-for-sale because such investment is used to facilitate and provide flexibility for its obligations, including resolving circumstances that may arise in connection with the Local Partnerships.  Investment in bond is reflected in the accompanying balance sheet as of March 30, 2011 at estimated fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).  The unrealized gain of $2,730 is included as a component of accumulated other comprehensive income in the accompanying financial statements as of and for the year ended March 30, 2011.

As of March 30, 2011, certain information concerning investment in bond is as follows:

Description and maturity	Amortized cost	Gross Unrealized gain	Gross unrealized loss	Estimated fair value

Corporate debt security
Callable in September 2013	$97,143	$2,730	$--	$99,873

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships

As of March 30, 2011, the Partnership owns a Local Partnership Interest in the following Local Partnerships:

1.	April Gardens Apartments II Limited Partnership;
2.	Auburn Family, L.P.;
3.	Batesville Family, L.P.;
4.	Bay Springs Elderly, L.P.;
5.	Brisas del Mar Apartments Limited Partnership;
6.	Bruce Housing Associates, L.P.;
7.	Chowan Senior Manor Associates Limited Partnership;
8.	Country View Apartments;
9.	Desarrollos de Belen Limited Partnership;
10.	Desarrollos de Emaus Limited Partnership;
11.	Ellinwood Heights Apartments, L.P.;
12.	Fulton Street Houses Limited Partnership;
13.	Hayes Run Limited Partnership;
14.	Howard L. Miller Sallisaw Apartments II, L.P.;
15.	Hurlock Meadow Limited Partnership;
16.	Ivy Family, L.P.;
17.	LaBelle Commons, Ltd.;
18.	Lawrence Road Properties, Ltd.;
19.	Loma Del Norte Limited Partnership;
20.	Long Reach Associates Limited Partnership;
21.	Mirador del Toa Limited Partnership;
22.	Moore Haven Commons, Ltd.;
23.	Nash Hill Associates, Limited Partnership;
24.	North Calhoun City, L.P.;
25.	Puerta del Mar Limited Partnership;
26.	Purvis Heights Properties, L.P.;
27.	Queen Lane Investors (“Queen Lane”);
28.	Somerset Manor, Ltd.;
29.	Sugar Cane Villas, Ltd.;
30.	Summerfield Apartments Limited Partnership;
31.	Sydney Engel Associates L.P. (“Sydney Engel”);
32.	Union Valley Associates Limited Partnership;
33.	Walnut Grove Family, L.P.;
34.	Waynesboro Apartments Limited Partnership; and
35.	West Calhoun City, L.P.

Although the Partnership generally owns a 98.9% to 99% Local Partnership Interest in the Local Partnerships, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is affiliated with the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The Partnership	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Mirador del Toa Limited Partnership	59.06	39.94
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The rents of the Properties are controlled by federal and state agencies pursuant to applicable laws and regulations.  Under the terms of each of the Local Partnership's partnership agreements, as of March 30, 2011 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances made to a certain Local Partnership and all of which has been paid.  As of December 31, 2010, the Local Partnerships have outstanding mortgage loans payable totaling approximately $65,916,000 and accrued interest payable on such loans totaling approximately $2,127,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1).  The amount of such excess losses applied to other partners' capital was $1,245,952, $2,045,768, and $2,292,014 for the years ended December 31, 2010, 2009 and 2008, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The differences between the Partnership’s investment in local partnerships as of March 30, 2011 and 2010 and the amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 herein Note 6 represent cumulative carrying value adjustments made by the Partnership (see Note 1) in the amount of $666,398 and $1,540,622, respectively.

In August 2010, the Partnership sold its Local Partnership Interest in NP-89 to an affiliate of the Local General Partner of NP-89 for $649,628.  In connection with the sale, the Partnership recognized a gain of $33,871; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011.  As a result of the sale, the Partnership’s investment in local partnerships has a zero balance as of March 30, 2011.

In November 2010, the Partnership sold its Local Partnership Interest in Orange City Plaza, Limited Partnership (“Orange City”) to an unaffiliated third party; no proceeds were received in connection with the sale.  The Partnership’s investment balance in Orange City, after cumulative equity losses, became zero during the year ended March 30, 2002.

In December 2010, the Partnership withdrew from Chestnut Park Associates, L.P. (“Chestnut Park”), thereby transferring its Local Partnership Interest to the Local General Partners of Chestnut Park; no proceeds were received in connection with the withdrawal.  One of the Local General Partners of Chestnut Park is affiliated with the General Partner.  The Partnership’s investment balance in Chestnut Park, after cumulative equity losses, became zero during the year ended March 30, 2000.

In January 2011, Christian Street Commons Associates (“Christian Street”) sold its underlying Property, in connection with which the Partnership received $404,317.  Gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations of the Partnership for the year ended March 30, 2011 includes $341,088 in connection with the sale.  The remaining $63,229 represents distributions that were due to the Partnership under the terms of Christian Street’s partnership agreement and is included in other income from local partnerships in the accompanying statement of operations of the Partnership for the year ended March 30, 2011 (see Note 1).  There may be additional immaterial proceeds after further resolution of Christian Street’s accounts.  The Partnership’s investment balance in Christian Street, after cumulative equity losses, became zero during the year ended March 30, 1998.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

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

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,140,000 as of June 2011.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $38,000 as of June 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

The Partnership’s investment in NP-89 as of March 30, 2010 represents more than 20% of the Partnership’s total assets as of March 30, 2010.  The equity in income from the Partnership’s investment in NP-89 for the year ended March 30, 2011 for the period prior to the Partnership’s sale of its Local Partnership Interest in NP-89 represents more than 20% of the Partnership’s net income as reflected in the accompanying statement of operations of the Partnership for the year ended March 30, 2011.  The following financial information represents certain balance sheet and operating statement data of NP-89 as of and for the years ended December 31, 2010 and 2009 (balance sheet information as of December 31, 2010 is not included):

	2010	2009

Total assets		$3,324,230

Total liabilities		$2,739,318

Revenue	$863,386	$1,288,664

Net income	$100,600	$6,256

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are reflected on pages 32 and 33, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2010 and 2009 are as follows:

	2010	2009

ASSETS

Cash and cash equivalents	$2,040,698	$1,745,227
Rents receivable	456,831	504,964
Escrow deposits and reserves	4,488,303	5,115,688
Land	2,595,328	3,608,404
Buildings and improvements (net of accumulated depreciation of $56,717,405 and $68,583,356)	35,495,944	43,096,982
Intangible assets (net of accumulated amortization of $339,791 and $625,138)	263,336	400,175
Other assets	1,275,133	1,379,059

	$46,615,573	$55,850,499

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$1,310,293	$1,216,538
Due to related parties	4,577,399	5,301,656
Mortgage loans	65,915,570	73,874,985
Accrued interest	2,126,970	5,895,042
Other liabilities	689,269	730,814

	74,619,501	87,019,035

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	15,151,714	23,922,311
Cumulative loss	(14,485,316)	(21,865,526)

	666,398	2,056,785

General partners and other limited partners
Capital contributions, net of distributions	(56,816)	196,361
Cumulative loss	(28,613,510)	(33,421,682)

	(28,670,326)	(33,225,321)

	(28,003,928)	(31,168,536)

	$46,615,573	$55,850,499

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

REVENUE

Rental	$11,849,345	$12,346,413	$12,349,316
Interest and other	180,725	458,431	313,636

TOTAL REVENUE	12,030,070	12,804,844	12,662,952

EXPENSES

Administrative	2,749,706	2,912,171	3,016,090
Utilities	1,523,217	1,653,578	1,784,854
Operating and maintenance	2,675,614	3,445,870	3,029,077
Taxes and insurance	1,025,220	1,094,092	1,164,195
Financial	1,907,533	2,015,688	2,182,047
Depreciation and amortization	3,427,773	3,834,817	3,880,345

TOTAL EXPENSES	13,309,063	14,956,216	15,056,608

NET LOSS	$(1,278,993)	$(2,151,372)	$(2,393,656)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$99,594	$6,193	$25,363
General partners and other limited partners (includes $1,245,952, $2,045,768 and $2,292,014 of Partnership loss in excess of investment)	(1,378,587)	(2,157,565)	(2,419,019)

	$(1,278,993)	$(2,151,372)	$(2,393,656)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2011 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2010	Partnership's equity in income for the year ended March 30, 2011		Cash distributions received during the year ended March 30, 2011	Cash distributions classified as other income during the year ended March 30, 2011	Investment in Local Partnership balance as of March 30, 2011

April Gardens Apartments II Limited Partnership	$--	$--	(1)	$(960)	$960	$--
Auburn Family, L.P.	--	--	(1)	--	--	--
Batesville Family, L.P.	--	--	(1)	--	--	--
Bay Springs Elderly, L.P.	--	--	(1)	--	--	--
Brisas del Mar Apartments Limited Partnership	--	--	(1)	(1,320)	1,320	--
Bruce Housing Associates, L.P.	--	--	(1)	--	--	--
Chestnut Park Associates, L.P.	--	--	(1)	--	--	--
Chowan Senior Manor Associates Limited Partnership	--	--	(1)	(1,580)	1,580	--
Christian Street Commons Associates (2)	--	--	(1)	(63,229)	63,229	--
Country View Apartments	--	--	(1)	--	--	--
Desarrollos de Belen Limited Partnership	--	--	(1)	(2,000)	2,000	--
Desarrollos de Emaus Limited Partnership	--	--	(1)	(3,000)	3,000	--
Ellinwood Heights Apartments, L.P.	--	--	(1)	(480)	480	--
Fulton Street Houses Limited Partnership	--	--	(1)	--	--	--
Hayes Run Limited Partnership	--	--	(1)	(1,785)	1,785	--
Howard L. Miller Sallisaw Apartments II, L.P.	--	--	(1)	(480)	480	--
Hurlock Meadow Limited Partnership	--	--	(1)	(1,588)	1,588	--
Ivy Family, L.P.	--	--	(1)	--	--	--
Lawrence Road Properties, Ltd.	--	--	(1)	--	--	--
Labelle Commons, Ltd.	--	--	(1)	(2,500)	2,500	--
Loma Del Norte Limited Partnership	--	--	(1)	(4,000)	4,000	--
Long Reach Associates Limited Partnership	--	--	(1)	(1,837)	1,837	--
Mirador del Toa Limited Partnership	--	--	(1)	(572)	572	--
Moore Haven Commons, Ltd.	--	--	(1)	(2,320)	2,320	--
NP-89 Limited Dividend Housing Association Limited Partnership (2)	516,163	99,594		(615,757)	--	--
Nash Hill Associates, Limited Partnership	--	--	(1)	(1,819)	1,819	--
North Calhoun City, L.P.	--	--	(1)	--	--	--
Orange City Plaza, Limited Partnership	--	--	(1)	--	--	--
Puerta del Mar Limited Partnership	--	--	(1)	(1,320)	1,320	--
Purvis Heights Properties, L.P.	--	--	(1)	--	--	--
Queen Lane Investors	--	--	(1)	--	--	--
Somerset Manor, Ltd.	--	--	(1)	(2,242)	2,242	--
Sugar Cane Villas, Ltd.	--	--	(1)	(10,990)	10,990	--
Summerfield Apartments Limited Partnership	--	--	(1)	--	--	--
Sydney Engel Associates L.P.	--	--	(1)	--	--	--
Union Valley Associates Limited Partnership	--	--	(1)	--	--	--
Walnut Grove Family, L.P.	--	--	(1)	--	--	--
Waynesboro Apartments Limited Partnership	--	--	(1)	(1,250)	1,250	--
West Calhoun City, L.P.	--	--	(1)	--	--	--

	$516,163	$99,594		$(721,029)	$105,272	$--

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	Distribution does not include additional sales proceeds; see discussion above herein Note 6.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Investment activity with respect to each Local Partnership for the year ended March 30, 2010 is as follows:

Name of Local Partnership	Investment in Local Partnership balance as of March 30, 2009	Partnership's equity in income for the year ended March 30, 2010		Cash distributions received during the year ended March 30, 2010	Cash distributions classified as other income during the year ended March 30, 2010	Investment in Local Partnership balance as of March 30, 2010

April Gardens Apartments II Limited Partnership	$--	$--	(1)	$(960)	$960	$--
Auburn Family, L.P.	--	--	(1)	--	--	--
Batesville Family, L.P.	--	--	(1)	--	--	--
Bay Springs Elderly, L.P.	--	--	(1)	--	--	--
Brisas del Mar Apartments Limited Partnership	--	--	(1)	(1,320)	1,320	--
Bruce Housing Associates, L.P.	--	--	(1)	--	--	--
Chestnut Park Associates, L.P.	--	--	(1)	--	--	--
Chowan Senior Manor Associates Limited Partnership	--	--	(1)	(1,580)	1,580	--
Christian Street Commons Associates	--	--	(1)	--	--	--
Country View Apartments	--	--	(1)	--	--	--
Desarrollos de Belen Limited Partnership	--	--	(1)	(2,000)	2,000	--
Desarrollos de Emaus Limited Partnership	--	--	(1)	(3,000)	3,000	--
Ellinwood Heights Apartments, L.P.	--	--	(1)	--	--	--
Fulton Street Houses Limited Partnership	--	--	(1)	--	--	--
Hayes Run Limited Partnership	--	--	(1)	(1,785)	1,785	--
Howard L. Miller Sallisaw Apartments II, L.P.	--	--	(1)	--	--	--
Hurlock Meadow Limited Partnership	--	--	(1)	(1,588)	1,588	--
Ivy Family, L.P.	--	--	(1)	--	--	--
Justin Associates	--	--	(1)	--	--	--
Lawrence Road Properties, Ltd.	--	--	(1)	--	--	--
Labelle Commons, Ltd.	--	--	(1)	(5,000)	5,000	--
Loma Del Norte Limited Partnership	--	--	(1)	(2,000)	2,000	--
Long Reach Associates Limited Partnership	--	--	(1)	(1,837)	1,837	--
Mirador del Toa Limited Partnership	--	--	(1)	(572)	572	--
Moore Haven Commons, Ltd.	--	--	(1)	(4,640)	4,640	--
NP-89 Limited Dividend Housing Association Limited Partnership	529,970	6,193		(20,000)	--	516,163
Nash Hill Associates, Limited Partnership	--	--	(1)	--	--	--
North Calhoun City, L.P.	--	--	(1)	--	--	--
Orange City Plaza, Limited Partnership	--	--	(1)	--	--	--
Puerta del Mar Limited Partnership	--	--	(1)	(1,320)	1,320	--
Purvis Heights Properties, L.P.	--	--	(1)	--	--	--
Queen Lane Investors	--	--	(1)	--	--	--
Somerset Manor, Ltd.	--	--	(1)	(2,243)	2,243	--
Sugar Cane Villas, Ltd.	--	--	(1)	(21,980)	21,980	--
Summerfield Apartments Limited Partnership	--	--	(1)	--	--	--
Sydney Engel Associates L.P.	--	--	(1)	--	--	--
Union Valley Associates Limited Partnership	--	--	(1)	--	--	--
Walnut Grove Family, L.P.	--	--	(1)	--	--	--
Waynesboro Apartments Limited Partnership	--	--	(1)	(1,250)	1,250	--
West Calhoun City, L.P.	--	--	(1)	--	--	--
Westminster Apartments Limited Partnership (2)	--	--	(1)	--	--	--

	$529,970	$6,193		$(73,075)	$(53,075)	$516,163

(1)	Additional equity in loss of investment is not allocated to the Partnership until equity in income is earned or additional investment is made by the Partnership.
(2)	Distribution excludes $10 in sales proceeds; see discussion above herein Note 6.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2010 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,906,475	$39,984	$2,580,057	$(2,014,181)
Auburn Family, L.P.	429,693	20,000	705,291	(358,659)
Batesville Family, L.P.	1,380,986	52,000	1,939,764	(1,090,190)
Bay Springs Elderly, L.P.	646,688	38,000	938,296	(521,720)
Brisas del Mar Apartments Limited Partnership	2,521,086	100,280	3,662,238	(2,767,855)
Bruce Housing Associates, L.P.	1,050,106	16,000	1,677,857	(1,087,813)
Chowan Senior Manor Associates Limited Partnership	1,171,977	86,101	1,620,729	(1,126,948)
Christian Street Commons Associates	492,539	--	--	--
Country View Apartments	894,915	35,698	1,323,993	(635,623)
Desarrollos de Belen Limited Partnership	1,795,962	96,190	2,519,166	(1,538,566)
Desarrollos de Emaus Limited Partnership	3,052,309	214,000	4,115,794	(2,394,335)
Ellinwood Heights Apartments, L.P.	656,821	10,000	1,052,310	(526,676)
Fulton Street Houses Limited Partnership	3,869,930	2	5,983,089	(4,128,499)
Hayes Run Limited Partnership	1,362,065	85,060	1,721,348	(906,454)
Howard L. Miller Sallisaw Apartments II, L.P.	589,309	39,000	866,303	(374,687)
Hurlock Meadow Limited Partnership	1,210,027	49,525	1,712,708	(1,165,551)
Ivy Family, L.P.	710,431	11,000	1,301,053	(807,795)
LaBelle Commons, Ltd.	966,364	98,947	1,263,737	(805,339)
Lawrence Road Properties, Ltd.	724,659	50,000	1,000,995	(563,090)
Loma Del Norte Limited Partnership	1,375,750	84,874	1,962,065	(911,494)
Long Reach Associates Limited Partnership	1,414,151	118,446	1,944,524	(1,018,920)
Mirador del Toa Limited Partnership	1,786,488	105,000	2,397,849	(1,894,993)
Moore Haven Commons, Ltd.	886,036	73,645	1,199,226	(851,791)
Nash Hill Associates, Limited Partnership	1,402,493	123,876	1,816,676	(936,365)
North Calhoun City, L.P.	435,002	12,000	689,428	(390,725)
Puerta del Mar Limited Partnership	2,400,405	115,000	3,417,724	(2,537,474)
Purvis Heights Properties, L.P.	1,096,255	47,000	1,646,125	(831,013)
Queen Lane Investors	2,075,290	60,301	2,841,369	(1,729,552)
Somerset Manor, Ltd.	858,873	53,383	1,144,154	(819,172)
Sugar Cane Villas, Ltd.	3,162,495	58,500	4,093,772	(2,900,283)
Summerfield Apartments Limited Partnership	1,336,987	195,411	2,958,656	(1,335,540)
Sydney Engel Associates LP	18,001,703	284,305	24,123,246	(14,589,649)
Union Valley Associates Limited Partnership	1,384,112	97,800	1,758,877	(885,663)
Walnut Grove Family, L.P.	812,671	30,000	1,153,737	(671,688)
Waynesboro Apartments Limited Partnership	1,414,917	76,000	1,842,666	(927,804)
West Calhoun City, L.P.	639,600	18,000	1,238,527	(671,298)

	$65,915,570	$2,595,328	$92,213,349	$(56,717,405)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

6.	Investment in Local Partnerships (Continued)

Property information for each Local Partnership as of December 31, 2009 is as follows:

Name of Local Partnership	Mortgage loans payable	Land	Buildings and improvements	Accumulated depreciation

April Gardens Apartments II Limited Partnership	$1,919,017	$39,984	$2,571,888	$(1,914,383)
Auburn Family, L.P.	435,391	20,000	700,291	(340,469)
Batesville Family, L.P.	1,388,997	52,000	1,902,733	(1,039,102)
Bay Springs Elderly, L.P.	650,941	38,000	938,296	(498,904)
Brisas del Mar Apartments Limited Partnership	2,539,009	100,280	3,525,312	(2,614,962)
Bruce Housing Associates, L.P.	1,058,397	16,000	1,668,814	(1,029,811)
Chestnut Park Associates, L.P.	4,201,606	781,700	8,715,836	(5,890,740)
Chowan Senior Manor Associates Limited Partnership	1,183,484	86,101	1,620,729	(1,075,357)
Christian Street Commons Associates	507,616	--	--	--
Country View Apartments	900,561	35,698	1,314,750	(597,516)
Desarrollos de Belen Limited Partnership	1,807,250	96,190	2,519,166	(1,455,783)
Desarrollos de Emaus Limited Partnership	3,071,495	214,000	4,115,793	(2,260,523)
Ellinwood Heights Apartments, L.P.	661,047	10,000	1,039,293	(491,959)
Fulton Street Houses Limited Partnership	3,869,930	2	5,983,089	(3,903,811)
Hayes Run Limited Partnership	1,370,693	85,060	1,714,574	(856,803)
Howard L. Miller Sallisaw Apartments II, L.P.	592,943	39,000	837,234	(350,157)
Hurlock Meadow Limited Partnership	1,218,066	49,525	1,653,890	(1,103,083)
Ivy Family, L.P.	722,550	11,000	1,239,462	(762,642)
Justin Associates	2,070,292	27,472	4,384,882	(2,866,978)
LaBelle Commons, Ltd.	972,598	98,947	1,263,737	(781,096)
Lawrence Road Properties, Ltd.	729,334	50,000	988,256	(536,499)
Loma Del Norte Limited Partnership	1,384,131	84,874	2,057,207	(960,503)
Long Reach Associates Limited Partnership	1,422,983	118,446	1,940,133	(968,023)
Mirador del Toa Limited Partnership	1,799,524	105,000	2,393,997	(1,791,380)
Moore Haven Commons, Ltd.	891,738	73,645	1,199,226	(834,425)
NP-89 Limited Dividend Housing Association Limited Partnership	2,678,344	150,000	8,008,425	(5,259,302)
Nash Hill Associates, Limited Partnership	1,411,518	123,876	1,814,111	(884,813)
North Calhoun City, L.P.	442,614	12,000	681,627	(374,441)
Orange City Plaza, Limited Partnership	361,020	53,904	1,051,852	(549,917)
Puerta del Mar Limited Partnership	2,417,459	115,000	3,279,123	(2,391,813)
Purvis Heights Properties, L.P.	1,103,621	47,000	1,616,972	(793,650)
Queen Lane Investors	1,955,583	60,301	2,841,369	(1,729,552)
Somerset Manor, Ltd.	864,146	53,383	1,140,303	(777,728)
Sugar Cane Villas, Ltd.	3,182,404	58,500	4,093,772	(2,839,720)
Summerfield Apartments Limited Partnership	1,393,021	195,411	2,893,128	(1,258,715)
Sydney Engel Associates L.P.	16,403,175	284,305	22,039,952	(13,795,998)
Union Valley Associates Limited Partnership	1,392,677	97,800	1,758,877	(842,708)
Walnut Grove Family, L.P.	817,729	30,000	1,130,022	(642,428)
Waynesboro Apartments Limited Partnership	1,424,179	76,000	1,814,995	(882,888)
West Calhoun City, L.P.	657,902	18,000	1,227,222	(634,774)

	$73,874,985	$3,608,404	$111,680,338	$(68,583,356)

The summary of property activity during the year ended December 31, 2010 is as follows:

	Balance as of December 31, 2009	Net change during the year ended December 31, 2010	Balance as of December 31, 2010

Land	$3,608,404	$(1,013,076)	$2,595,328
Buildings and improvements	111,680,338	(19,466,989)	92,213,349

	115,288,742	(20,480,065)	94,808,677
Accumulated depreciation	(68,583,356)	11,865,951	(56,717,405)

	$46,705,386	$(8,614,114)	$38,091,272

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

7.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership.  The annual Management Fee is equal to .14% of all proceeds invested or committed for investment in Local Partnerships plus all debts of the Local Partnerships related to the Properties ("Invested Assets").  The Partnership incurred a Management Fee of $142,825, $122,053, and $154,578 for the years ended March 30, 2011, 2010 and 2009, respectively.  The annual Additional Management Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Management Fee of $61,211, $52,308 and $66,247 for the years ended March 30, 2011, 2010 and 2009, respectively.  Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations.  Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,551,200 and $1,487,164 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership.  From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement.  MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000.  The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement.  Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership.  The annual Administration Fee is equal to .14% of Invested Assets.  The Partnership incurred an Administration Fee of $142,824, $122,053, and $154,578 for the years ended March 30, 2011, 2010 and 2009, respectively.    The annual Additional Administration Fee is equal to .06% of Invested Assets.  The Partnership incurred an Additional Administration Fee of $61,211, $52,308 and $66,247 for the years ended March 30, 2011, 2010 and 2009, respectively.  Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations.  Unpaid Administration Fees and Additional Administration Fees due to MLFA in the cumulative amount of $300,673 and $440,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.  Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $1,925,261 and $1,730,025 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2011 and 2010, respectively.

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

For the years ended December 31, 2010, 2009 and 2008, Chestnut Park paid and/or incurred the following amounts to an affiliate of the General Partner in connection with services provided to Chestnut Park:

	2010		2009		2008
	Paid	Incurred	Paid	Incurred	Paid	Incurred

Property management fees	$46,047	$46,473	$45,448	$45,502	$44,607	$45,598

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

8.	Taxable Loss

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2011, 2010 and 2009 to the tax return income (loss) for the years ended December 31, 2010, 2009 and 2008 is as follows:

	2011	2010	2009

Financial statement net income (loss) for the years ended March 30, 2011, 2010 and 2009	$74,872	$(413,184)	$(474,101)

Add (less) net transactions occurring between
January 1, 2008 and March 30, 2008	--	--	(125,165)
January 1, 2009 and March 30, 2009	--	(120,348)	120,348
January 1, 2010 and March 30, 2010	(97,168)	97,168	--
January 1, 2011 and March 30, 2011	(318,640)	--	--

Adjusted financial statement net loss for the years ended December 31, 2010, 2009 and 2008	(340,936)	(436,364)	(478,918)

Adjustment to Management Fees and Administration Fees pursuant to Internal Revenue Code Section 267	261,370	203,312	327,562

Differences arising from equity in loss of investment in local partnerships	(1,312,740)	(1,923,864)	(1,850,619)

Differences in gain on sale of limited partner interests/local partnership properties	4,810,501	4,775,725	--

Other income from local partnerships	(40,044)	(56,173)	(36,063)

Nondeductible flow through expenses	--	461	39

Other differences	401	(1,604)	1,988

Tax return income (loss) for the years ended December 31, 2010, 2009 and 2008	$3,378,552	$2,561,493	$(2,036,011)

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2010 and 2009 are as follows:

	2010	2009

Investment in local partnerships - financial reporting	$--	$516,163
Investment in local partnerships - tax	(19,605,129)	(22,667,175)

	$19,605,129	$23,183,338

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to Internal Revenue Code Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2011, 2010 AND 2009

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Interest Receivable

The carrying amount approximates fair value due to the terms of the underlying investment.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2011.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2011.

This Annual Report does not include an attestation report of Registrant’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by Registrant’s independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Registrant has no officers or directors.  The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business.  The responsibilities of the General Partner are currently carried out by Richman Housing.  The executive officers and director of Richman Housing are:

Served in present
Name	capacity since1	Position held

Richard Paul Richman	September 21, 1989	Director
David A. Salzman	February 1, 2001	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	September 21, 1989	Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 63, is the sole Director of Richman Housing.  Mr. Richman is the Chairman and a stockholder of Richman Group.  Mr. Richman is involved in the syndication, development and management of residential property.  Mr. Richman is also a director of Wilder Richman Resources Corp., an affiliate of Richman Housing and a general partner of Secured Income L.P., a director of Wilder Richman Historic Corporation, an affiliate of Richman Housing and the general partner of Wilder Richman Historic Properties II, L.P., the sole director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 50, is the President of Richman Housing and is a stockholder and the President of Richman Group.  Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 50, is a Vice President and the Treasurer of Richman Housing.  Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing.  Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM.  Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC.  From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 55, is the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group.  Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 49, is the Assistant Treasurer of Richman Housing and is the Assistant Treasurer of Richman Group.  Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group.  In addition, Mr. Krafnick is the Assistant Treasurer of RAM.  Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.     Executive Compensation.

Registrant has no officers or directors.  Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the year ended March 30, 2011 or during the prior two fiscal years.  During the year ended March 30, 2011 and during the prior two fiscal years, Richman Housing did not pay any compensation to any of its officers or its director.  The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates.  See Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.77% of all such Units.  Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,701 Units, representing approximately 7.53% of all such Units.  As of May 31, 2011, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.  Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units.  Richman Housing is wholly owned by Richard Paul Richman.

Item 13.    Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein.  Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2012.

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

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2011 and 2010.

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

Item 14.  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2011 and 2010:

	2011	2010

Audit Fees	$40,500	$40,500
Audit-Related Fees	--	--
Tax Fees	$14,923	$13,500
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and assistance with and review of documents filed with the SEC.  Tax fees generally represent fees for annual tax return preparation.  There were no other accounting fees incurred by Registrant in fiscal 2011 and 2010.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee.

The Audit Committee approved all fiscal 2011 and 2010 principal accountant fees and services.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) Financial Statements, Financial Statement Schedules and Exhibits

(1)  Financial Statements

See Item 8 - Financial Statements and Supplementary Data.

(2)  Financial Statement Schedules

No financial statement schedules are included because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(3)  Exhibits

Incorporated by
	Exhibit	Reference to
4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed February 15, 1990 (File No. 33-31390)
10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)
10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)
10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)
10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)
10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)
10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)
10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)
10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)
10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)
10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)
10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)
10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)
10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)
10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)
10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)
10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)
10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)
10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)
10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)
10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)
10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)
10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report for the year ended March 30, 1999 (File No. 0-19217)
10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)
10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)
10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)
10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)
10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)
10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)
10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)
10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)
10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)
*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
*32.1	Section 1350 Certification of Chief Executive Officer.

Incorporated by
	Exhibit	Reference to
*32.2	Section 1350 Certification of Chief Financial Officer.
99.1	Pages 20 through 31 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.2	Pages 44 through 71 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.3	Pages 78 through 80 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.4	Pages 14 through 19 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.5	Supplement No. 1 dated June 6, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.6	Supplement No. 2 dated November 21, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.7	Supplement No. 3 dated December 20, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.8	Supplement No. 4 dated October 30, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.9	Supplement No. 5 dated December 26, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.10	Supplement No. 6 dated January 15, 1992 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.11	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to
99.12	Independent Auditor’s Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)
99.13	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)
99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)
99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)
99.16	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-19217)
99.17	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-19217)
99.18	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.18 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.19	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2008	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)
99.20	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2009	Exhibit 99.20 to Form 10-K Report for the year ended March 30, 2010 (File No. 0-19217)

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 28, 2011	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 28, 2011	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 28, 2011
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 28, 2011
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Director of the general partner of the	June 28, 2011
(Richard Paul Richman)	General Partner