Form 10-Q
period 2011-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2012-01-26
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2011

OR

[ __]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from  _______________ to ______________

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

Yes    X     No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ___Accelerated Filer___Non-Accelerated Filer___ Smaller Reporting Company    X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___  No    X

As of January 26, 2012, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Table of Contents
		Page

Item 1.	Financial Statements.

Balance Sheets		3

Statements of Operations		4

Statements of Cash Flows		5

Notes to Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	11

Item 4.	Controls and Procedures.	12

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2011	2011

ASSETS

Cash and liquid investments

Cash and cash equivalents	$71,616	$310,706
Investment in Pemberwick Fund	872,932	1,130,477
Investment in bond		99,873

Total cash and liquid investments	944,548	1,541,056

Interest receivable		123

	$944,548	$1,541,179

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$236,863	$372,270
Payable to general partner and affiliates	3,285,067	3,476,461

	3,521,930	3,848,731

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,560,781)	(2,319,896)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income (loss)	(16,601)	12,344

	(2,577,382)	(2,307,552)

	$944,548	$1,541,179

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	2011	2011	2010	2010

REVENUE

Interest	$870	$8,347	$4,191	$9,915
Other income from local partnerships	2,243	21,608	2,243	22,646

TOTAL REVENUE	3,113	29,955	6,434	32,561

EXPENSES

Administration fees	36,006	108,018	78,610	168,029
Management fees	36,006	108,017	78,611	168,030
Professional fees	14,841	47,359	13,421	46,857
State of New Jersey filing fee			4,363	13,264
Printing, postage and other	1,071	7,446	5,755	13,614

TOTAL EXPENSES	87,924	270,840	180,760	409,794

	(84,811)	(240,885)	(174,326)	(377,233)

Equity in income of investment in local partnerships			15,171	99,594

Loss prior to gain (loss) on sale of limited partner interests/local partnership properties	(84,811)	(240,885)	(159,155)	(277,639)

Gain (loss) on sale of limited partner interests/local partnership properties			(15,171)	33,871

NET LOSS	(84,811)	(240,885)	(174,326)	(243,768)

Reclassification of unrealized gain on investment in bond		(2,730)
Other comprehensive income (loss), net	1,799	(26,215)	1,235	6,571

COMPREHENSIVE LOSS	$(83,012)	$(269,830)	$(173,091)	$(237,197)

NET LOSS ATTRIBUTABLE TO

General partner	$(84,811)	$(240,885)	$(174,326)	$(243,768)
Limited partners	--	--	--	--

	$(84,811)	$(240,885)	$(174,326)	$(243,768)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$14,613	$10,757
Cash paid for
Administration fees	(407,429)	(146,600)
Management fees	(100,000)	(140,000)
Professional fees	(67,699)	(77,989)
State of New Jersey filing fee	(10,923)	(15,398)
Printing, postage and other expenses	(11,590)	(15,185)

Net cash used in operating activities	(583,028)	(384,415)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(12,325)	(4,888)
Redemptions from Pemberwick Fund	243,655
Proceeds from redemption of investment in bond	91,000
Investment in bond		(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties		649,628
Distributions received from local partnerships	21,608	22,646

Net cash provided by investing activities	343,938	566,446

Net increase (decrease) in cash and cash equivalents	(239,090)	182,031

Cash and cash equivalents at beginning of period	310,706	312,127

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,616	$494,158

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(26,215)	$3,090

Reclassification of unrealized gain on investment in bond	$(2,730)

Unrealized gain on investment in bond		$3,481

See reconciliation of net loss to net cash used in operating activities on page 6.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2011 AND 2010
(UNAUDITED)

	2011	2010

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(240,885)	$(243,768)

Adjustments to reconcile net loss to net cash used in operating activities

Equity in income of investment in local partnerships		(99,594)
Gain on sale of limited partner interests/local partnership properties		(33,871)
Other income from local partnerships	(21,608)	(22,646)
Accrued interest purchased at date of investment in bond		1,750
Amortization of premium on investment in bond	1,229	1,433
Loss on redemption of investment in bond	4,914
Decrease (increase) in interest receivable	123	(2,341)
Decrease in accounts payable and accrued expenses	(135,407)	(174,837)
Increase (decrease) in payable to general partner and affiliates	(191,394)	189,459

NET CASH USED IN OPERATING ACTIVITIES	$(583,028)	$(384,415)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2011
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information.  They do not include all information and footnotes required by GAAP for complete financial statements.  The results of operations are impacted, in part, by the combined results of operations of the Local Partnerships, which are provided by the Local Partnerships on an unaudited basis during interim periods.  Accordingly, the accompanying unaudited financial statements are dependent on such unaudited information.  In the opinion of the General Partner, the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2011 and the results of operations and cash flows for the interim periods presented.  All adjustments are of a normal recurring nature.  The results of operations for the nine months ended December 30, 2011 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership originally acquired limited partner interests (the “Local Partnership Interests”) in forty-three Local Partnerships representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances made to a certain Local Partnership and all of which has been paid.  As of December 30, 2011, the Partnership holds a Local Partnership Interest in thirty-five Local Partnerships.  The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships.

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

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,216,000 as of January 2012.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $57,000 as of December 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  The Partnership’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”) at estimated fair value.  The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820.  Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access.  Pemberwick’s net asset value (“NAV”) is $9.88 per share as of December 30, 2011.  An unrealized loss of $16,601 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, the Partnership has earned $16,642 of interest revenue from its investment in Pemberwick.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2011
(UNAUDITED)

4.	Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations.  Investment in bond was reflected in the accompanying unaudited balance sheet as of March 30, 2011 at estimated fair value and was classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 3).  The bond was called during the nine months ended December 30, 2011; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying unaudited balance sheet as of December 30, 2011.  The Partnership’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2011, American Tax Credit Properties III L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2011, primarily the result of the payment of deferred management and administration fees during the period.  Principal changes in assets are comprised of periodic transactions and adjustments.  Registrant owns a limited partner interest (the “Local Partnership Interests”) in local partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Tax Credit”).  During the nine months ended December 30, 2011, Registrant received cash from interest revenue, the redemption of its investment in bond, redemptions from Pemberwick Fund (“Pemberwick”) and distributions from Local Partnerships, and utilized cash for operating expenses and investments in Pemberwick.  Cash and cash equivalents, investment in Pemberwick and investment in bond decreased, in the aggregate, by approximately $597,000 during the nine months ended December 30, 2011 (which includes an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond in the aggregate of approximately $29,000 and amortization of premium on investment in bond and the write-off of the remaining unamortized premium on the date the bond was redeemed totaling approximately $6,000).  The bond owned by Registrant was called on October 3, 2011 at par; Registrant’s cumulative annualized return on the bond for the sixteen month holding period totaled approximately 2.94%.  Accordingly, Registrant did not experience any adverse impact in connection with such investment.  Accounts payable and accrued expenses includes deferred administration fees of $200,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of December 30, 2011.

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

Registrant’s operations for the three months ended December 30, 2011 and 2010 resulted in net losses of $84,811 and $174,326, respectively.  The decrease in net loss from fiscal 2010 to fiscal 2011 is primarily attributable to a decrease in administration fees and management fees in the cumulative amount of approximately $85,000 resulting, in part, from the correction of an under accrual as of March 30, 2010. Other comprehensive income for the three months ended December 30, 2011 resulted from an unrealized gain on investment in Pemberwick of $1,799.

Although Registrant’s operations for the nine months ended December 30, 2011 and 2010 have not varied significantly, as reflected by the net losses of $240,885 and $243,768, respectively, administration fees and management fees decreased in the cumulative amount of approximately $120,000 resulting, in part, from the correction of an under accrual as of March 30, 2010.  In addition, equity in income of investment in local partnerships decreased by approximately $100,000, which is attributable to Registrant selling its Local Partnership Interest in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) in August 2010. Registrant’s sale of its Local Partnership Interest in NP-89 resulted in a gain of approximately $34,000 recognized in fiscal 2010.  Other comprehensive loss for the nine months ended December 30, 2011 resulted from an unrealized loss on investment in Pemberwick and the reclassification of unrealized gain on investment in bond of $26,215 and $2,730, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Tax Credits to its limited partners (the “Limited Partners”), has been completed.  The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”).  The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003.  The required holding period of each Property, in order to avoid Low-income Tax Credit recapture, is fifteen years from the year in which the Low-income Tax Credits commence on the last building of the Property (the "Compliance Period").  The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007.  In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties.  Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted.  Registrant is in the process of disposing of its Local Partnership Interests.  As of January 2012, Registrant owns thirty-five of the forty-three Local Partnership Interests originally acquired.  Registrant has served a demand on the local general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests.  Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve.  It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.  There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. Many of the Local Partnerships receive rental subsidy payments; such subsidy agreements expire at various times. Registrant cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs.  Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidies.

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

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property.  As a result, the Property has been vacant since October 2007.  Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,216,000 as of January 2012.  The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $57,000 as of December 2011.  The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.  Registrant’s investment balance in Queen Lane, after cumulative equity losses, became zero during the year ended March 30, 2001.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk.  The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, municipal securities risk, liquidity risk, management risk, government security risk and valuation risk.  Typically, when interest rates rise, the market prices of fixed income securities go down.  Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers.  As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers.  These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized loss of $16,601 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2011.  As of December 30, 2011, Registrant has earned $16,642 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2011.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2011.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2011 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits Inc.,
general partner

Dated: January 26, 2012	/s/David Salzman
By:David Salzman
Chief Executive Officer

Dated: January 26, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: January 26, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director