Form 10-Q
period 2012-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2012-08-09
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2012

OR

[    ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to ____________

Commission File Number: 0-19217

American Tax Credit Properties III L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3545006
(State or Other Jurisdiction of Organization)	(I.R.S. Employer Incorporation Identification No.)

Richman Tax Credit Properties III L.P.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

As of August 9, 2012, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Table of Contents
		Page

Item 1.	Financial Statements.

Balance Sheets		3

Statements of Operations		4

Statements of Cash Flows		5

Notes to Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	12

Item 4.	Controls and Procedures.	12

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2012	2012

ASSETS

Cash and cash equivalents	$8,416	$72,852
Investment in Pemberwick Fund, a short duration bond fund	891,791	888,163

	$900,207	$961,015

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$214,803	$269,396
Payable to general partner and affiliates	3,424,432	3,354,749

	3,639,235	3,624,145

Commitments and contingencies

Partners' deficit

General partner	(2,735,691)	(2,658,905)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive loss	(3,337)	(4,225)

	(2,739,028)	(2,663,130)

	$900,207	$961,015

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

REVENUE

Interest	$2,756	$6,222
Other income from local partnerships	9,502	17,443

TOTAL REVENUE	12,258	23,665

EXPENSES

Administration fees	35,955	36,006
Management fees	35,954	36,005
Professional fees	14,179	16,466
Printing, postage and other	2,956	2,344

TOTAL EXPENSES	89,044	90,821

NET LOSS	(76,786)	(67,156)

Other comprehensive income (loss) - Pemberwick Fund	888	(3,357)
Other comprehensive loss - investment in bond		(3,253)

COMPREHENSIVE LOSS	$(75,898)	$(73,766)

NET LOSS ATTRIBUTABLE TO

General partner	$(76,786)	$(67,156)
Limited partners	--	--

	$(76,786)	$(67,156)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,756	$4,643
Cash paid for
Administration fees	(2,226)	(1,460)
Professional fees	(47,904)	(58,846)
State of New Jersey filing fee		(10,923)
Printing, postage and other expenses	(23,824)	(5,029)

Net cash used in operating activities	(71,198)	(71,615)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(2,740)	(4,121)
Distributions received from local partnerships	9,502	17,443

Net cash provided by investing activities	6,762	13,322

Net decrease in cash and cash equivalents	(64,436)	(58,293)

Cash and cash equivalents at beginning of period	72,852	310,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$8,416	$252,413

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$888	$(3,357)

Unrealized loss on investment in bond		$(3,253)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(76,786)	$(67,156)

Adjustments to reconcile net loss to net cash used in operating activities

Other income from local partnerships	(9,502)	(17,443)
Amortization of premium on investment in bond		615
Increase in interest receivable		(2,194)
Decrease in accounts payable and accrued expenses	(54,593)	(55,988)
Increase in payable to general partner and affiliates	69,683	70,551

NET CASH USED IN OPERATING ACTIVITIES	$(71,198)	$(71,615)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of June 29, 2012, the Partnership holds a Local Partnership Interest in thirty-five Local Partnerships. See discussion below regarding the sale of a Local Partnership Interest subsequent to June 29, 2012 and the potential sale of four Local Partnership Interests. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

In July 2012, the Partnership sold its Local Partnership Interest in Hayes Run Limited Partnership (“Hayes Run”) to an affiliate of the Local General Partner of Hayes Run for $67,500. The Partnership’s investment balance in Hayes Run, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

In June 2012, the Partnership entered into purchase agreements (the “Purchase Agreements”) to sell its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for $47,693, $65,578, $28,452 and $65,578, respectively. Such Local Partnerships, which have the same Local General Partner, have escrowed a non-refundable deposit of 20% of each purchase price noted above with the Partnership’s counsel in connection with the potential sales. Each deposit will be released to the Partnership in the event a sale does not occur at the Closing Date (as such term is defined in each Purchase Agreement) if the Partnership is not in violation of the terms of the Purchase Agreement. The Purchase Agreements are subject to the approval of the mortgage lender, which lender is the same for such Local Partnerships, and there can be no assurance that any or all of the Local Partnership Interests will be sold under the terms of the Purchase Agreements. The Partnership’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,298,000 as of August 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $55,000 as of June 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.03 per share as of June 29, 2012. An unrealized loss of $3,337 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of June 29, 2012. As of June 29, 2012, the Partnership has earned $22,237 of interest revenue from its investment in Pemberwick.

4.	Additional Information

Additional information, including the audited March 30, 2012 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2012 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2012, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2012. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”). During the three months ended June 29, 2012, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $61,000 during the three months ended June 29, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $1,000). Accounts payable and accrued expenses includes deferred administration fees of $200,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of June 29, 2012.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

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

Registrant’s operations for the three months ended June 29, 2012 and 2011 have not varied significantly, as reflected by net losses of $76,786 and $67,156, respectively. Other comprehensive income for the three months ended June 29, 2012 resulted from an unrealized gain on investment in Pemberwick of $888.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interests. As of August 2012, Registrant owns thirty-four of the forty-three Local Partnership Interests initially acquired. See discussion below regarding the potential sale of four Local Partnership Interests. In a prior year, Registrant served a demand on the general partners (the “Local General Partners”) of all remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In July 2012, Registrant sold its Local Partnership Interest in Hayes Run Limited Partnership (“Hayes Run”) to an affiliate of the Local General Partner of Hayes Run for $67,500. Registrant’s investment balance in Hayes Run, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In June 2012, Registrant entered into purchase agreements (the “Purchase Agreements”) to sell its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for $47,693, $65,578, $28,452 and $65,578, respectively. Such Local Partnerships, which have the same Local General Partner, have escrowed a non-refundable deposit of 20% of each purchase price noted above with Registrant’s counsel in connection with the potential sales. Each deposit will be released to Registrant in the event a sale does not occur at the Closing Date (as such term is defined in each Purchase Agreement) if Registrant is not in violation of the terms of the Purchase Agreement. The Purchase Agreements are subject to the approval of the mortgage lender, which lender is the same for such Local Partnerships, and there can be no assurance that any or all of the Local Partnership Interests will be sold under the terms of the Purchase Agreements. Registrant’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,298,000 as of August 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $55,000 as of June 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

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

●
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As a result of cumulative equity losses and distributions, and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

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

Item 3.             Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized loss of $3,337 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of June 29, 2012. As of June 29, 2012, Registrant has earned $22,237 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2012.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4.             Controls and Procedures (Continued).

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
	Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.
101 INS	XBRL Instance Document*
101 SCH	XBRL Schema Document*
101 CAL	XBRL Calculation Linkbase Document*
101 LAB	XBRL Labels Linkbase Document*
101 PRE	XBRL Presentation Linkbase Document*
101 DEF	XBRL Definition Linkbase Document*

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits Inc.,
general partner

Dated: August 9, 2012	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 9, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: August 9, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director