Form 10-Q
period 2012-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2012-11-13
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2012

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ____________ to ____________

Commission File Number: 0-19217

American Tax Credit Properties III L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3545006
State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization	Identification No.)

Richman Tax Credit Properties III L.P.
340 Pemberwick Road
Greenwich, Connecticut	06831
(Address of Principal Executive Offices)	Zip Code

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

As of November 12, 2012, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

Table of Contents
		Page

Item 1.	Financial Statements.

Balance Sheets		3

Statements of Operations		4

Statements of Cash Flows		5

Notes to Financial Statements		7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	12

Item 4.	Controls and Procedures.	12

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2012	2012

ASSETS

Cash and cash equivalents	$146,997	$72,852
Investment in Pemberwick Fund, a short duration bond fund	851,242	888,163

	$998,239	$961,015

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$225,803	$269,396
Payable to general partner and affiliates	3,492,908	3,354,749

	3,718,711	3,624,145

Commitments and contingencies

Partners' deficit

General partner	(2,725,407)	(2,658,905)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income (loss)	4,935	(4,225)

	(2,720,472)	(2,663,130)

	$998,239	$961,015

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2012 AND 2011
(UNAUDITED)

	Three Months Ended September 29,	Six Months Ended September 29,	Three Months Ended September 29,	Six Months Ended September 29,
	2012	2012	2011	2011

REVENUE

Interest	$1,253	$4,009	$1,255	$7,477
Other income from local partnerships	5,000	14,502	1,922	19,365

TOTAL REVENUE	6,253	18,511	3,177	26,842

EXPENSES

Administration fees	34,980	70,935	36,006	72,012
Management fees	34,981	70,935	36,006	72,011
Professional fees	18,126	32,305	16,052	32,518
Printing, postage and other	2,654	5,610	4,031	6,375

TOTAL EXPENSES	90,741	179,785	92,095	182,916

Loss prior to gain on sale of limited partner interests/local partnership properties	(84,488)	(161,274)	(88,918)	(156,074)

Gain on sale of limited partner interests/local partnership properties	94,772	94,772

NET INCOME (LOSS)	10,284	(66,502)	(88,918)	(156,074)

Other comprehensive income (loss) - investment in Pemberwick Fund	8,272	9,160	(24,657)	(28,014)
Other comprehensive income - investment in bond			3,253
Reclassification of unrealized gain on investment in bond			(2,730)	(2,730)

COMPREHENSIVE INCOME (LOSS)	$18,556	$(57,342)	$(113,052)	$(186,818)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$10,284	$(66,502)	$(88,918)	$(156,074)
Limited partners	--	--	--	--

	$10,284	$(66,502)	$(88,918)	$(156,074)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,009	$13,644
Cash paid for
Administration fees	(3,711)	(4,451)
Professional fees	(55,030)	(62,749)
State of New Jersey filing fee		(10,923)
Printing, postage and other expenses	(26,478)	(9,912)

Net cash used in operating activities	(81,210)	(74,391)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of limited partner interests/local partnership properties	94,772
Redemptions from Pemberwick Fund	51,550
Investments in Pemberwick Fund	(5,469)	(8,233)
Distributions received from local partnerships	14,502	19,365

Net cash provided by investing activities	155,355	11,132

Net increase (decrease) in cash and cash equivalents	74,145	(63,259)

Cash and cash equivalents at beginning of period	72,852	310,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$146,997	$247,447

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$9,160	$(28,014)

Reclassification of unrealized gain on investment in bond		$(2,730)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2012 AND 2011
(UNAUDITED)

	2012	2011

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(66,502)	$(156,074)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(94,772)
Other income from local partnerships	(14,502)	(19,365)
Amortization of premium on investment in bond		1,229
Loss on redemption of investment in bond		4,914
Decrease in interest receivable		24
Decrease in accounts payable and accrued expenses	(43,593)	(44,691)
Increase in payable to general partner and affiliates	138,159	139,572

NET CASH USED IN OPERATING ACTIVITIES	$(81,210)	$(74,391)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2012 are not necessarily indicative of the results that may be expected for the entire year.

Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of September 29, 2012, the Partnership holds a Local Partnership Interest in thirty-three Local Partnerships. See discussion below regarding the sale of four Local Partnership Interests subsequent to September 29, 2012. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

In July 2012, the Partnership sold its Local Partnership Interest in Hayes Run Limited Partnership (“Hayes Run”) to an affiliate of the Local General Partner of Hayes Run for $67,500; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2012. The Partnership’s investment balance in Hayes Run, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

In August 2012, the Partnership sold its Local Partnership Interest in Howard L. Miller Sallisaw Apartments II, L.P. (“Sallisaw”) to an affiliate of the Local General Partner of Sallisaw for $27,272; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2012. The Partnership’s investment balance in Sallisaw, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In October 2012, the Partnership sold its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for $47,693, $65,578, $28,452 and $65,578, respectively. Such Local Partnerships have the same Local General Partner. The Partnership’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,321,000 as of October 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $31,000 as of September 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.11 per share as of September 29, 2012. An unrealized gain of $4,935 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2012. As of September 29, 2012, the Partnership has earned $23,418 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2012, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2012. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit in accordance with Section 42 of the Internal Revenue Code (the “Low-income Housing Tax Credit”). During the six months ended September 29, 2012, Registrant received cash from interest revenue, distributions from Local Partnerships, proceeds from the sale of its Local Partnership Interests in Hayes Run Limited Partnership (“Hayes Run”) and Howard L. Miller Sallisaw Apartments II, L.P. (“Sallisaw”) (see discussion below under Results of Operations and Local Partnership Matters) and redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $37,000 during the six months ended September 29, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $9,000). Accounts payable and accrued expenses includes deferred administration fees of $200,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of September 29, 2012.

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

Registrant’s operations for the three months ended September 29, 2012 and 2011 resulted in net income (loss) of $10,284 and $(88,918), respectively. The increase in net income is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $95,000 in connection with Registrant’s sale of its Local Partnership Interests in Hayes Run and Sallisaw (see discussion below under Local Partnership Matters). Other comprehensive income for the three months ended September 29, 2012 resulted from an unrealized gain on investment in Pemberwick of $8,272.

Registrant’s operations for the six months ended September 29, 2012 and 2011 resulted in net losses of $66,502 and $156,074, respectively. The decrease is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $95,000 in connection with Registrant’s sale of its Local Partnership Interests in Hayes Run and Sallisaw (see discussion below under Local Partnership Matters). Other comprehensive income for the six months ended September 29, 2012 resulted from an unrealized gain on investment in Pemberwick of $9,160.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interests. As of November 2012, Registrant owns twenty-nine of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In July 2012, Registrant sold its Local Partnership Interest in Hayes Run to an affiliate of the Local General Partner of Hayes Run for $67,500; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2012. Registrant’s investment balance in Hayes Run, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In August 2012, Registrant sold its Local Partnership Interest in Sallisaw to an affiliate of the Local General Partner of Sallisaw for $27,272; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the six months ended September 29, 2012. Registrant’s investment balance in Sallisaw, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

In October 2012, Registrant sold its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for $47,693, $65,578, $28,452 and $65,578, respectively. Such Local Partnerships have the same Local General Partner. Registrant’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,321,000 as of October 2012. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $31,000 as of September 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized gain of $4,935 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2012. As of September 29, 2012, Registrant has earned $23,418 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2012.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4.     Controls and Procedures (Continued).

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Exhibit 31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins - XBRL Instance.*
Exhibit 101.xsd - XBRL Schema.*
Exhibit 101.cal - XBRL Calculation.*
Exhibit 101.def - XBRL Definition.*
Exhibit 101.lab - XBRL Label.*

*The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits Inc.,
general partner

Dated: November 12, 2012	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 12, 2012	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: November 12, 2012	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director