Form 10-Q
period 2012-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2013-02-08
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2012

OR

[     ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from____________ to ____________

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

As of February 8, 2013, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2012	2012

ASSETS

Cash and cash equivalents	$116,193	$72,852
Investment in Pemberwick Fund, a short duration bond fund	754,251	888,163

	$870,444	$961,015

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$137,173	$269,396
Payable to general partner and affiliates	3,309,122	3,354,749

	3,446,295	3,624,145

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,580,715)	(2,658,905)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income (loss)	4,864	(4,225)

	(2,575,851)	(2,663,130)

	$870,444	$961,015

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	2012	2012	2011	2011

REVENUE

Interest	$3,187	$7,196	$870	$8,347
Other income from local partnerships	4,828	19,330	2,243	21,608

TOTAL REVENUE	8,015	26,526	3,113	29,955

EXPENSES

Administration fees	34,588	105,523	36,006	108,018
Management fees	34,588	105,523	36,006	108,017
Professional fees	16,547	48,852	14,841	47,359
Printing, postage and other	3,491	9,101	1,071	7,446

TOTAL EXPENSES	89,214	268,999	87,924	270,840

Loss prior to gain on sale of limited partner interests/local partnership properties	(81,199)	(242,473)	(84,811)	(240,885)

Gain on sale of limited partner interests/local partnership properties	225,891	320,663

NET INCOME (LOSS)	144,692	78,190	(84,811)	(240,885)

Other comprehensive income (loss) - investment in Pemberwick Fund	(71)	9,089	1,799	(26,215)
Reclassification of unrealized gain on investment in bond				(2,730)

COMPREHENSIVE INCOME (LOSS)	$144,621	$87,279	$(83,012)	$(269,830)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$144,692	$78,190	$(84,811)	$(240,885)
Limited partners	--	--	--	--

	$144,692	$78,190	$(84,811)	$(240,885)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,196	$14,613
Cash paid for
Administration fees	(231,673)	(407,429)
Management fees	(125,000)	(100,000)
Professional fees	(60,207)	(67,699)
State of New Jersey filing fee		(10,923)
Printing, postage and other expenses	(29,969)	(11,590)

Net cash used in operating activities	(439,653)	(583,028)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of limited partner interests/local partnership properties	320,663
Redemptions from Pemberwick Fund	151,481	243,655
Investments in Pemberwick Fund	(8,480)	(12,325)
Distributions received from local partnerships	19,330	21,608
Proceeds from redemption of investment in bond		91,000

Net cash provided by investing activities	482,994	343,938

Net increase (decrease) in cash and cash equivalents	43,341	(239,090)

Cash and cash equivalents at beginning of period	72,852	310,706

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$116,193	$71,616

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$9,089	$(26,215)

Reclassification of unrealized gain on investment in bond		$(2,730)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$78,190	$(240,885)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(320,663)
Other income from local partnerships	(19,330)	(21,608)
Amortization of premium on investment in bond		1,229
Loss on redemption of investment in bond		4,914
Decrease in interest receivable		123
Decrease in accounts payable and accrued expenses	(132,223)	(135,407)
Decrease in payable to general partner and affiliates	(45,627)	(191,394)

NET CASH USED IN OPERATING ACTIVITIES	$(439,653)	$(583,028)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2012
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2012 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2012 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of December 30, 2012, the Partnership holds a Local Partnership Interest in twenty-eight Local Partnerships. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

In July 2012, the Partnership sold its Local Partnership Interest in Hayes Run Limited Partnership (“Hayes Run”) to an affiliate of the Local General Partner of Hayes Run for $67,500; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. The Partnership’s investment balance in Hayes Run, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

In August 2012, the Partnership sold its Local Partnership Interest in Howard L. Miller Sallisaw Apartments II, L.P. (“Sallisaw”) to an affiliate of the Local General Partner of Sallisaw for $27,272; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. The Partnership’s investment balance in Sallisaw, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2012
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

In October 2012, the Partnership sold its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for a total of $207,301; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Such Local Partnerships have the same Local General Partner. The Partnership’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

In December 2012, the Partnership sold its Local Partnership Interest in Somerset Manor, Ltd. (“Somerset Manor”) to an unaffiliated entity for $18,590; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. The Partnership’s investment balance in Somerset Manor, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,357,000 as of January 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $26,000 as of December 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. The Partnership’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.11 per share as of December 30, 2012. An unrealized gain of $4,864 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, the Partnership has earned $26,496 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2012, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2012. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in operating partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. Principal changes in assets are comprised of periodic transactions and adjustments. During the nine months ended December 30, 2012, Registrant received cash from interest revenue, distributions from Local Partnerships, proceeds from the sale of certain Local Partnership Interests (see discussion below under Results of Operations and Local Partnership Matters) and redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $91,000 during the nine months ended December 30, 2012 (which includes an unrealized gain on investment in Pemberwick of approximately $9,000). Accounts payable and accrued expenses includes deferred administration fees of $100,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of December 30, 2012.

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

Registrant’s operations for the three months ended December 30, 2012 and 2011 resulted in net income (loss) of $144,692 and $(84,811), respectively. The increase in net income is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $226,000 in connection with Registrant’s sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters). Other comprehensive loss for the three months ended December 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $71.

Registrant’s operations for the nine months ended December 30, 2012 and 2011 resulted in net income (loss) of $78,190 and $(240,885), respectively. The increase in net income is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $321,000 in connection with Registrant’s sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters). Other comprehensive income for the nine months ended December 30, 2012 resulted from an unrealized gain on investment in Pemberwick of $9,089.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interests. As of February 2013, Registrant owns twenty-eight of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interests. Following the final disposition of its Local Partnership Interests, Registrant intends to dissolve. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

In July 2012, Registrant sold its Local Partnership Interest in Hayes Run Limited Partnership (“Hayes Run”) to an affiliate of the Local General Partner of Hayes Run for $67,500; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Registrant’s investment balance in Hayes Run, after cumulative equity losses and distributions, became zero during the year ended March 30, 1996.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

In August 2012, Registrant sold its Local Partnership Interest in Howard L. Miller Sallisaw Apartments II, L.P. (“Sallisaw”) to an affiliate of the Local General Partner of Sallisaw for $27,272; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Registrant’s investment balance in Sallisaw, after cumulative equity losses and distributions, became zero during the year ended March 30, 2004.

In October 2012, Registrant sold its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for a total of $207,301; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Such Local Partnerships have the same Local General Partner. Registrant’s investment balance in such Local Partnerships, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

In December 2012, Registrant sold its Local Partnership Interest in Somerset Manor, Ltd. (“Somerset Manor”) to an unaffiliated entity for $18,590; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations for the nine months ended December 30, 2012. Registrant’s investment balance in Somerset Manor, after cumulative equity losses and distributions, became zero during the year ended March 30, 1997.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,357,000 as of January 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $26,000 as of December 2012. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property. Registrant’s investment balance in Queen Lane, after cumulative equity losses and distributions, became zero during the year ended March 30, 2001.

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

Item 3.       Quantitative and Qualitative Disclosure About Market Risk.

Registrant’s investment in Pemberwick is subject to certain risk. The fixed income securities in which Pemberwick invests are subject to interest rate risk, credit risk, prepayment risk, counterparty risk, liquidity risk, management risk, government security risk and valuation risk. Typically, when interest rates rise, the market prices of fixed income securities go down. Pemberwick is classified as “non-diversified,” and thus may invest most of its assets in securities issued by or representing a small number of issuers. As a result, Pemberwick may be more susceptible to the risks associated with these particular issuers, or to a single economic, political or regulatory occurrence affecting these issuers. These risks could adversely affect Pemberwick’s net asset value (“NAV”), yield and total return. An unrealized gain of $4,864 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2012. As of December 30, 2012, Registrant has earned $26,496 of interest revenue from its investment in Pemberwick.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2012.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2012 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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
Exhibit 101.pre - XBRL Presentation.*

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits Inc.,
general partner

Dated: February 8, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 8, 2013	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: February 8, 2013	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director