Form 10-K
period 2013-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2013-06-27
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2013

OR

[   ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large Accelerated Filer       Accelerated Filer        Non-Accelerated Filer              Smaller Reporting Company       X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        No    X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2013, there are 35,883 units outstanding.  The aggregate sales price for such units was $35,883,000.

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

General Development of Business and Narrative Description of Business

American Tax Credit Properties III L.P. (the "Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee.  Registrant initially invested in forty-three such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns twenty-six of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests. There can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Risks Relating to Registrant’s Business and Industry

There is no guarantee that the remaining Properties will be sold or, if sold, that Registrant would receive any proceeds.

As noted above in Item 1 - Business, in a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. However, the market of interested buyers of the Properties is limited. Some of the factors which negatively impact the marketability of the Properties, or equivalently, the Local Partnership Interests, include:

●	the Extended Use Provisions;

Item 1A.	Risk Factors (Continued).

●
the substantial remaining mortgage balances on the Properties, which are typically very near the initial balances as a result of the heavily subsidized debt of the Local Partnerships and the lengthy (usually near 40-year) amortization period of the debt; and

●	poor economic conditions.

It is generally expected, therefore, that in the event a sale of a Property by a Local Partnership can be consummated, the net proceeds of such sale, after repayment of any outstanding debt and other liabilities, are not likely to be significant. Moreover, a portion of the net proceeds from the sale of a Property by a Local Partnership may be payable to the Local General Partner and/or affiliates thereof for prior operating advances and deferred fees. As such, there will likely not be significant proceeds, if any, upon a sale of a Property that will be available for distribution by the Local Partnership to Registrant. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. However, it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

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

Registrant’s investment in the Local Partnerships is subject to the risks associated with multi-family rental property and real estate in general, including retail, commercial and residential real estate. Such risks, which are subject to change and are not in the control of Registrant, include risks related to:

●	the adverse use of adjacent or neighborhood real estate;

●	regulated rents, which may adversely impact rent increases;

●	utility allowances, which may adversely impact rents charged to tenants from year to year in certain locations;

●	the inability of tenants to pay rent in light of current market conditions;

●	changes in the demand for or supply of competing properties;

●	changes in state or local tax rates and assessments;

●	increases in utility charges;

●	unexpected expenditures for repairs and maintenance;

●	the discovery of previously undetected environmentally hazardous conditions;

●	costs associated with complying with the Americans with Disabilities Act;

●	uninsured losses relating to real property or excessively expensive premiums for insurance coverage;

●	lawsuits from tenants or guests in connection with injuries that occur on the Properties;

Item 1A.	Risk Factors (Continued).

●	changes in local economic conditions; and

●	changes in interest rates and the availability of financing (including changes resulting from current market conditions).

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

Registrant initially acquired Local Partnership Interests in forty-three Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns twenty-six of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the remaining Local Partnership Interests or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

The initial Local Partnership Interests were acquired by Registrant from 1990 through 1992. Although Registrant generally owns a 98.9% to 99% Local Partnership Interest in the remaining Local Partnerships, Registrant assigned one-half of its 99% Local Partnership Interest in Sydney Engel Associates, L.P. (“Sydney Engel”) to an affiliate of the Local General Partner of Sydney Engel during the year ended March 30, 2010. In addition, Registrant and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

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

Item 2.                    Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2012		footnotes)
April Gardens Apartments II Limited Partnership (4), (12) April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$--	(4)
Ashland Park Apartments, L.P. (3) Ashland Park Apartments Ashland, Nebraska	24	235,732		--	(3)
Auburn Family, L.P. Auburn Apartments Louisville, Mississippi	16	95,412		417,593		(1a&b)
Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	239,716	(2)	1,362,500		(1a)
Bay Springs Elderly, L.P. Bay Springs Manor Bay Springs, Mississippi	24	208,820		637,700		(1a&b)
Brisas del Mar Apartments Limited Partnership (4), (12) Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		--	(4)
Bruce Housing Associates, L.P. Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	1,032,580		(1a&b)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	--	(3)
Chestnut Park Apartments, L.P. (3), (8) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		--	(3)
Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,145,921		(1a&b)
Christian Street Commons Associates (3), (9) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		--	(3)

Item 2.              Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2012		footnotes)
Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$882,131		(1a&b)
Desarrollos de Belen Limited Partnership Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		1,770,206		(1a&b)
Desarrollos de Emaus Limited Partnership Hucares II Apartments Naguabo, Puerto Rico	72	631,404		3,008,537		(1a&b)
Ellinwood Heights Apartments, L.P. Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		647,179		(1a&b)
Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930		(1a)
Hayes Run Limited Partnership (4), (10) Mashburn Gap Apartments Marshall, North Carolina	34	322,074		--	(4)
Howard L. Miller Sallisaw Apartments II, L.P. (4), (11) Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		--	(4)
Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,191,821		(1a&b)
Ivy Family, L.P. Ivy Apartments Louisville, Mississippi	32	135,528	(2)	684,816		(1a&b)
Justin Associates (3), (5) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		--	(3)
LaBelle Commons, Ltd. (14) LaBelle Commons LaBelle, Florida	32	253,580		952,250
Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	714,441		(1a&b)

Item 2.              Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2012		footnotes)
Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865		$1,356,627		(1a&b)
Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922		1,393,923		(1a&b)
Mirador del Toa Limited Partnership (4), (12) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	(2)	--	(4)
Moore Haven Commons, Ltd. (14) Moore Haven Commons Moore Haven, Florida	28	213,402		873,027
NP-89 Limited Dividend Housing Association Limited Partnership (3), (6) Newport Apartments Clinton Township, Michigan	168	2,372,292		--	(3)
Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575		1,688,593		(1a,b&c)
North Calhoun City, L.P. North Calhoun City Apartments Calhoun City, Mississippi	18	146,565		419,218		(1a&b)
Orange City Plaza, Limited Partnership (3), (7), (15) Orange City Plaza Apartments Orange City, Iowa	32	576,580		--	(3)
Puerta del Mar Limited Partnership (4), (12) Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570		--	(4)
Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	191,512	(2)	1,079,256		(1a)
Queen Lane Investors Queen's Row Philadelphia, Pennsylvania	29	597,050	(2)	2,268,790		(1a)
Somerset Manor, Ltd. (4), (13) Somerset Manor Central City, Pennsylvania	24	208,465		--	(4)

Item 2.              Properties (Continued).

			Mortgage
Name of Local Partnership	Number		loans payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2012		footnotes)
Sugar Cane Villas, Ltd. Sugar Cane Villas Pahokee, Florida	87	751,560	$3,093,186		(1a&b)
Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	1,242,000		(1a)
Sydney Engel Associates L.P. (formerly known as Sydney Engel Associates) The Castle New York, New York	224	3,201,874	17,795,074		(1a)
Union Valley Associates Limited Partnership Union Valley Apartments Union Township, Pennsylvania	36	371,589	1,364,570		(1a)
Walnut Grove Family, L.P. Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	801,939		(1a&b)
Waynesboro Apartments Limited Partnership Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	1,393,784		(1a)
West Calhoun City, L.P. West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	601,036		(1a&b)
Westminster Apartments Limited Partnership (3) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--	(3)
		$29,384,966	$53,688,628

(1)	Description of Subsidies:

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

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 in Note 6 to the accompanying financial statements.

Item 2.              Properties (Continued).

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2012 in Note 6 to the accompanying financial statements.

(5)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in March 2010. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(6)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in August 2010. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(7)
Registrant assigned its Local Partnership Interest to an unaffiliated third party in November 2010. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of assignment.

(8)
Registrant withdrew from the Local Partnership in December 2010, thereby transferring its interest to the Local General Partners. The combined statement of operations of the Local Partnerships for the year ended December 31, 2010 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2010.

(9)
The Local Partnership sold its underlying Property to an unaffiliated third party in January 2011. The combined statement of operations of the Local Partnerships for the year ended December 31, 2011 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(10)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in July 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in August 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)
Registrant sold its Local Partnership Interest to affiliates of the Local General Partners in October 2012; such Local Partnerships have the same Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnerships through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)
Registrant sold its Local Partnership Interest to an unaffiliated third party in December 2012. The combined statement of operations of the Local Partnership for the year ended December 31, 2012 included in Note 6 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2012 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(14)
Registrant sold its Local Partnership Interest to an unaffiliated third party in May 2013 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(15)	Capital contribution includes voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 13, 2013 was approximately 1,323, holding an aggregate of 35,883 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Accordingly, Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future. There were no cash distributions to the Limited Partners during the years ended March 30, 2013 and 2012.

Low-income Housing Tax Credits, which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Low-income Housing Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit. The Ten Year Credit Period with respect to the Properties was fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2007. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments.

Recent Sales of Unregistered Securities

None.

Item 6.	Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in four closings with aggregate Limited Partners’ capital contributions of $35,883,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (“IRC”). The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2013, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $862,425, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2013, Registrant received cash from interest revenue, redemptions from Pemberwick, distributions from Local Partnerships and proceeds from the sale of certain Local Partnership Interests (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $99,000 during the year ended March 30, 2013, (which includes an unrealized gain on investment in Pemberwick in the amount of approximately $9,000).

Accounts payable and accrued expenses and payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2013 include cumulative deferred administration fees and management fees of $3,478,314.

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

Registrant’s operations for the years ended March 30, 2013, 2012, and 2011 resulted in net income (loss) of $(18,066), $(339,009), and $74,872, respectively. The decrease in net loss from fiscal 2012 to fiscal 2013 is primarily attributable to gain on sale of limited partner interests/local partnership properties of approximately $321,000 in connection with Registrant’s sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters). Other comprehensive income for the year ended March 30, 2013 resulted from an unrealized gain on investment in Pemberwick of $9,325. The increase in net loss from fiscal 2011 to fiscal 2012 is primarily attributable to (i) a gain on sale of limited partner interests/local partnership properties of approximately $375,000 in connection with NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) and Christian Street Commons Associates being recognized in fiscal 2011, (ii) a decrease in equity in income of investment in local partnerships of approximately $100,000, which decrease is the result of Registrant’s fiscal 2011 sale of its Local Partnership Interest in NP-89, the only Local Partnership in which Registrant continued to have an investment balance and (iii) a decrease in other income from local partnerships of approximately $64,000, all partially offset by a decrease in administration fees and management fees in the cumulative amount of approximately $120,000. Such decrease was due, in part, to an under accrual as of March 30, 2010. Other comprehensive loss for the year ended March 30, 2012 resulted from an unrealized loss on investment in Pemberwick of $13,839 and the reclassification of unrealized gain on investment in bond of $2,730.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

The Local Partnerships’ net loss of approximately $1,691,000 for the year ended December 31, 2012 includes depreciation and amortization expense of approximately $2,955,000 and interest on non-mandatory debt of approximately $179,000, and does not include required principal payments on permanent mortgages of approximately $711,000. The Local Partnerships’ net loss of approximately $156,000 for the year ended December 31, 2011 includes gain on sale of property of $1,380,000, depreciation and amortization expense of approximately $2,949,000 and interest on non-mandatory debt of approximately $214,000, and does not include required principal payments on permanent mortgages of approximately $574,000. The Local Partnerships’ net loss of approximately $1,279,000 for the year ended December 31, 2010 includes depreciation and amortization expense of approximately $3,428,000 and interest on non-mandatory debt of approximately $399,000, and does not include required principal payments on permanent mortgages of approximately $863,000. The results of operations of the Local Partnerships for the year ended December 31, 2012 are not necessarily indicative of the results that may be expected in future periods. Revenue and expense fluctuations over the past three years have resulted primarily from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2013, Registrant owns twenty-six of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in Hayes Run Limited Partnership (“Hayes Run”) to an affiliate of the Local General Partner of Hayes Run for $67,500; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013.

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in Howard L. Miller Sallisaw Apartments II, L.P. (“Sallisaw”) to an affiliate of the Local General Partner of Sallisaw for $27,272; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013.

Item 7.                    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the year ended March 30, 2013, Registrant sold its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for a total of $207,301; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013. Such Local Partnerships have the same Local General Partner.

During the year ended March 30, 2013, Registrant sold its Local Partnership Interest in Somerset Manor, Ltd. (“Somerset Manor”) to an unaffiliated third party for $18,590; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2013.

In May 2013, Registrant sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. Such Local Partnerships have the same Local General Partners.

The Local General Partner of Queen Lane Investors (“Queen Lane”) represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,420,000 as of June 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of June 2013. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2013, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2013 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/CohnReznick LLP

Sacramento, California
June 27, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2012, and the related statements of operations and comprehensive income (loss), changes in partners’ equity (deficit) and cash flows for the years ended March 30, 2012 and 2011. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financing reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2012, and the results of its operations and its cash flows for the years ended March 30, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/Reznick Group, P.C.

Sacramento, California
June 27, 2012

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2013 AND 2012

	2013	2012

ASSETS

Cash and liquid investments

Cash and cash equivalents	$105,179	$72,852
Investment in Pemberwick Fund - a short duration bond fund	757,246	888,163

	$862,425	$961,015

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$156,655	$269,396
Payable to general partner and affiliates	3,377,641	3,354,749

	3,534,296	3,624,145

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,676,971)	(2,658,905)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income (loss)	5,100	(4,225)

	(2,671,871)	(2,663,130)

	$862,425	$961,015

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

REVENUE

Interest	$9,999	$11,219	$15,087
Other income from local partnerships	21,668	41,006	105,272

TOTAL REVENUE	31,667	52,225	120,359

EXPENSES

Administration fees - affiliate	140,892	143,972	204,035
Management fees - affiliate	140,892	143,971	204,036
Professional fees	70,168	65,721	71,500
State of New Jersey filing fees			19,824
Printing, postage and other	18,444	37,570	20,645

TOTAL EXPENSES	370,396	391,234	520,040

	(338,729)	(339,009)	(399,681)

Equity in income of investment in local partnerships			99,594

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(338,729)	(339,009)	(300,087)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	320,663		374,959

NET INCOME (LOSS)	(18,066)	(339,009)	74,872

Other comprehensive income (loss) - Pemberwick Fund	9,325	(13,839)	9,614
Other comprehensive income - investment in bond			2,730
Reclassification of unrealized gain on investment in bond		(2,730)

OTHER COMPREHENSIVE INCOME (LOSS)	9,325	(16,569)	12,344

COMPREHENSIVE INCOME (LOSS)	$(8,741)	$(355,578)	$87,216

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(18,066)	$(339,009)	$74,872
Limited partners	--	--	--

	$(18,066)	$(339,009)	$74,872

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	General	Limited	Accumulated Other Comprehensive
	Partner	Partners	Income (Loss)	Total

Partners' deficit, March 30, 2010	$(2,394,768)	$--	$--	$(2,394,768)

Net income	74,872			74,872

Other comprehensive income - Pemberwick Fund			9,614	9,614

Other comprehensive income - investment in bond			2,730	2,730

Partners' equity (deficit), March 30, 2011	(2,319,896)	--	12,344	(2,307,552)

Net loss	(339,009)			(339,009)

Other comprehensive loss - Pemberwick Fund			(13,839)	(13,839)

Reclassification of unrealized gain on investment in bond			(2,730)	(2,730)

Partners' deficit, March 30, 2012	(2,658,905)	--	(4,225)	(2,663,130)

Net loss	(18,066)			(18,066)

Other comprehensive income - Pemberwick Fund			9,325	9,325

Partners' equity (deficit), March 30, 2013	$(2,676,971)	$--	$5,100	$(2,671,871)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$9,999	$17,485	$18,761
Cash paid for
Administration fees	(229,443)	(304,841)	(214,485)
Management fees	(129,449)	(204,814)	(74,314)
Professional fees	(65,751)	(74,396)	(82,236)
State of New Jersey filing fees		(10,923)	(15,398)
Printing, postage and other expenses	(35,602)	(20,846)	(20,896)

Net cash used in operating activities	(450,246)	(598,335)	(388,568)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(10,729)	(15,180)	(607,901)
Redemptions from Pemberwick Fund	150,971	243,655
Investment in bond			(100,940)
Proceeds in connection with sale of limited partner interests/local partnership properties	320,663		990,716
Distributions received from local partnerships	21,668	41,006	105,272
Proceeds from redemption of investment in bond		91,000

Net cash provided by investing activities	482,573	360,481	387,147

Net increase (decrease) in cash and cash equivalents	32,327	(237,854)	(1,421)

Cash and cash equivalents at beginning of year	72,852	310,706	312,127

CASH AND CASH EQUIVALENTS AT END OF YEAR	$105,179	$72,852	$310,706

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$9,325	$(13,839)	$9,614

Unrealized gain on investment in bond			$2,730

Reclassification of unrealized gain on investment in bond		$(2,730)

See reconciliation of net income (loss) to net cash used in operating activities on page 24.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2013, 2012 AND 2011

	2013	2012	2011

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(18,066)	$(339,009)	$74,872

Adjustments to reconcile net income (loss) to net cash used in operating activities

Equity in income of investment in local partnerships			(99,594)
Gain on sale of limited partner interests/local partnership properties	(320,663)		(374,959)
Other income from local partnerships	(21,668)	(41,006)	(105,272)
Accrued interest purchased at date of investment in bond			1,750
Amortization of premium on investment in bond		1,229	2,047
Loss on redemption of investment in bond		4,914
Decrease (increase) in interest receivable		123	(123)
Increase (decrease) in payable to general partner and affiliates	22,892	(121,712)	259,272
Decrease in accounts payable and accrued expenses	(112,741)	(102,874)	(146,561)

NET CASH USED IN OPERATING ACTIVITIES	$(450,246)	$(598,335)	$(388,568)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2013, 2012 AND 2011

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (“IRC”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Such interests were acquired from 1990 to 1992. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the General Partner of the Partnership.

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
MARCH 30, 2013, 2012 AND 2011

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

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (“IRS”) and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no income tax returns are currently being examined by the IRS, tax years subsequent to 2008 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 8 disclosures related to differences in the financial and tax bases of accounting.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

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

Net loss was allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement, until such time as the Limited Partners' capital reached zero as a result of loss allocations, after which all losses have been allocated to the General Partner.

3.	Cash and Cash Equivalents

As of March 30, 2013, the Partnership has $105,179 in cash and cash equivalents. Of such amount, $90,152 is held in accounts at two financial institutions in which such amount is insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (“FDIC”). The entire amount is FDIC insured as of March 30, 2013. The remaining $15,027 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion. Approximately 90% or more of Pemberwick’s assets will either be invested in securities rated AA or better (if commercial paper rated in the highest category) by a NRSRO or in securities of banking institutions operating in the United States and having assets in excess of $200 billion.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

4.	Investment in Pemberwick Fund (Continued)

The weighted average duration of Pemberwick’s assets is approximately 1.85 years as of March 30, 2013. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.12 and $10.02 per share as of March 30, 2013 and 2012, respectively. The Partnership’s investment in Pemberwick as of March 30, 2013 and 2012 is $757,246 and $888,163, respectively. An unrealized gain of $5,100 as of March 30, 2013 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2013. The Partnership has earned $29,256 of interest revenue from its investment in Pemberwick as of March 30, 2013. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.10 as of May 31, 2013.

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $1,243, $1,628 and $1,083 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2013, 2012 and 2011, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 7) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Bond

The Partnership carried its investment in bond as available-for-sale because such investment was used to facilitate and provide flexibility for its obligations. The bond was called during fiscal 2012; accordingly, there is no accumulated other comprehensive income or loss associated with the Partnership’s investment in bond in the accompanying balance sheets.  The unrealized gain on investment in bond as of March 30, 2011 is reflected as a reclassification adjustment to accumulated other comprehensive income (loss) and other comprehensive income (loss) in the accompanying financial statements as of and for the year ended March 30, 2012.

6.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in forty-three Local Partnerships. As of March 30, 2013, the Partnership owns a Local Partnership Interest in the following twenty-eight Local Partnerships (see discussion below regarding the sale of two Local Partnership Interests subsequent to March 30, 2013):

1.	Auburn Family, L.P.;
2.	Batesville Family, L.P.;
3.	Bay Springs Elderly, L.P.;
4.	Bruce Housing Associates, L.P.;
5.	Chowan Senior Manor Associates Limited Partnership;
6.	Country View Apartments;
7.	Desarrollos de Belen Limited Partnership;
8.	Desarrollos de Emaus Limited Partnership;
9.	Ellinwood Heights Apartments, L.P.;
10.	Fulton Street Houses Limited Partnership;
11.	Hurlock Meadow Limited Partnership;
12.	Ivy Family, L.P.;
13.	LaBelle Commons, Ltd. (“LaBelle”);
14.	Lawrence Road Properties, Ltd.;
15.	Loma Del Norte Limited Partnership;
16.	Long Reach Associates Limited Partnership;
17.	Moore Haven Commons, Ltd. (“Moore Haven”);
18.	Nash Hill Associates, Limited Partnership;
19.	North Calhoun City, L.P.;
20.	Purvis Heights Properties, L.P.;

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

21.	Queen Lane Investors (“Queen Lane”);
22.	Sugar Cane Villas, Ltd.;
23.	Summerfield Apartments Limited Partnership;
24.	Sydney Engel Associates L.P. (“Sydney Engel”);
25.	Union Valley Associates Limited Partnership;
26.	Walnut Grove Family, L.P.;
27.	Waynesboro Apartments Limited Partnership; and
28.	West Calhoun City, L.P.

Although the Partnership generally owns a 98.9% to 99% Local Partnership Interest in the remaining Local Partnerships, the Partnership assigned one-half of its 99% Local Partnership Interest in Sydney Engel to an affiliate of the Local General Partner of Sydney Engel during the year ended March 30, 2010. In addition, the Partnership and American Tax Credit Properties II L.P. ("ATCP II"), a Delaware limited partnership whose general partner is an affiliate of the General Partner, together, in the aggregate, own a 99% Local Partnership Interest in the following Local Partnerships:

	The Partnership	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Bruce Housing Associates, L.P.	61.75	37.25
Ivy Family, L.P.	61.75	37.25
Lawrence Road Properties, Ltd.	61.75	37.25
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

In connection with the initial purchase of forty-three Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2013 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances to a certain Local Partnership (see discussion below), and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot reasonably predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. As of December 31, 2012, the Local Partnerships have outstanding mortgage loans payable totaling approximately $53,689,000 and accrued interest payable on such loans totaling approximately $2,281,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in Hayes Run Limited Partnership (“Hayes Run”) to an affiliate of the Local General Partner of Hayes Run for $67,500; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in Howard L. Miller Sallisaw Apartments II, L.P. (“Sallisaw”) to an affiliate of the Local General Partner of Sallisaw for $27,272; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interests in April Gardens Apartments II Limited Partnership (“April Gardens”), Brisas del Mar Apartments Limited Partnership (“Brisas del Mar”), Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership (“Puerta del Mar”) to affiliates of the Local General Partners of April Gardens, Brisas del Mar, Mirador del Toa and Puerta del Mar for a total of $207,301; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interest in Mirador del Toa was shared with ATCP II (see discussion above), whereby the Partnership owned 59.06%. ATCP II sold its interest in Mirador del Toa as part of the same transaction.

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interest in Somerset Manor, Ltd. (“Somerset Manor”) to an unaffiliated third party for $18,590; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013.

During the year ended March 30, 2011, the Partnership sold its Local Partnership Interest in NP-89 Limited Dividend Housing Association Limited Partnership (“NP-89”) to an affiliate of the Local General Partner of NP-89 for $649,628. In connection with the sale, the Partnership recognized a gain of $33,871; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011. As a result of the sale, the Partnership’s investment in NP-89 reached a zero balance.

During the year ended March 30, 2011, the Partnership sold its Local Partnership Interest in Orange City Plaza, Limited Partnership (“Orange City”) to an unaffiliated third party; no proceeds were received in connection with the sale. The Partnership made Advances to Orange City in prior years to fund operating deficits. Cumulative Advances at the date of sale were $120,490; such Advances were recorded as investment in local partnerships (see Note 1). After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Orange City reached a zero balance prior to the sale.

During the year ended March 30, 2011, the Partnership withdrew from Chestnut Park Associates, L.P. (“Chestnut Park”), thereby transferring its Local Partnership Interest to the Local General Partners of Chestnut Park; no proceeds were received in connection with the withdrawal. One of the Local General Partners of Chestnut Park is an affiliate of the General Partner. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Chestnut Park reached a zero balance prior to the withdrawal.

During the year ended March 30, 2011, Christian Street Commons Associates (“Christian Street”) sold its underlying Property to an unaffiliated third party, in connection with which Christian Street recognized a gain of $1,380,000. Such amount is reflected as gain on sale of property in the accompanying combined statement of operations of the Local Partnerships for the year ended December 31, 2011 herein Note 6. The Partnership received $404,317 in connection with the sale. Of such amount, $341,088 is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011. The remaining $63,229 represents distributions that were due to the Partnership under the terms of Christian Street’s partnership agreement and is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2011 (see Note 1). Christian Street was subsequently dissolved. After accounting for its share of cumulative income, losses and distributions, the Partnership’s investment in Christian Street reached a zero balance prior to the sale.

The Local General Partner of Queen Lane represents that, as a result of a dispute between the local housing agency (the “Agency”) and the Local General Partner of Queen Lane regarding the adequacy of certain unit repairs mandated by the Agency, the Local General Partner of Queen Lane requested that the Agency cancel the Section 8 voucher contract in connection with the Property. As a result, the Property has been vacant since October 2007. Two of Queen Lane’s mortgages matured in 2007 but have not been repaid or formally extended, representing principal and accrued interest of approximately $2,420,000 as of June 2013. The Local General Partner of Queen Lane further represents that the lender has not issued a notice of default and that real estate taxes are in arrears approximately $22,000 as of June 2013. The Local General Partner of Queen Lane is attempting to refinance the mortgages and make the necessary repairs to the Property.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

In May 2013, the Partnership sold its Local Partnership Interests in LaBelle and Moore Haven to an unaffiliated third party for a total of $49,810; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. Such Local Partnerships have the same Local General Partners.

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $1,562,247, $1,339,092, and $1,418,241 for the years ended December 31, 2012, 2011 and 2010, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 6.

The Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2011 (see Note 1). The amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships herein Note 6 represent cumulative carrying value adjustments made by the Partnership (see Note 1).

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 and the combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are reflected on pages 32 and 33, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2012 and 2011 are as follows:

	2012	2011

ASSETS

Cash and cash equivalents	$1,044,375	$2,095,477
Rents receivable	272,559	450,147
Escrow deposits and reserves	3,621,740	4,572,975
Land	2,057,621	2,595,328
Buildings and improvements (net of accumulated depreciation of $50,028,530 and $59,648,464)	28,113,698	33,618,984
Intangible assets (net of accumulated amortization of $348,743 and $333,610)	227,848	242,981
Other assets	1,036,422	1,288,569

	$36,374,263	$44,864,461

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$660,725	$989,603
Due to related parties	3,832,960	4,391,307
Mortgage loans	53,688,628	65,587,072
Accrued interest	2,281,499	2,213,701
Other liabilities	598,027	704,483

	61,061,839	73,886,166

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	11,870,938	14,573,320
Cumulative loss	(11,204,540)	(13,906,922)

	666,398	666,398

General partners and other limited partners
Capital contributions, net of distributions	(290,162)	(95,891)
Cumulative loss	(25,063,812)	(29,592,212)

	(25,353,974)	(29,688,103)

	(24,687,576)	(29,021,705)

	$36,374,263	$44,864,461

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

6.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010

REVENUE

Rental	$10,039,996	$10,035,427	$11,849,345
Interest and other	189,456	172,769	180,725

TOTAL REVENUE	10,229,452	10,208,196	12,030,070

EXPENSES

Administrative	2,562,054	2,379,941	2,749,706
Utilities	1,235,631	1,320,327	1,523,217
Operating and maintenance	2,606,779	2,710,888	2,675,614
Taxes and insurance	1,009,534	902,812	1,025,220
Financial	1,550,580	1,480,459	1,907,533
Depreciation and amortization	2,955,443	2,949,334	3,427,773

TOTAL EXPENSES	11,920,021	11,743,761	13,309,063

LOSS FROM OPERATIONS BEFORE GAIN ON SALE OF PROPERTY	(1,690,569)	(1,535,565)	(1,278,993)

GAIN ON SALE OF PROPERTY	--	1,380,000	--

NET LOSS	$(1,690,569)	$(155,565)	$(1,278,993)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$--	$--	$99,594
General partners and other limited partners (includes $1,562,247, $1,339,092 and $1,418,241 of Partnership losses in excess of investment and specially allocated income of $177,070, $1,452,815 and $172,288)	(1,690,569)	(155,565)	(1,378,587)

	$(1,690,569)	$(155,565)	$(1,278,993)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

7.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or .14% of Invested Assets (as such term is defined in the Partnership Agreement). The Partnership incurred Management Fees of $100,000, $100,780, and $142,825 for the years ended March 30, 2013, 2012 and 2011, respectively. The annual Additional Management Fee is equal to .06% of Invested Assets. The Partnership incurred Additional Management Fees of $40,892, $43,191 and $61,211 for the years ended March 30, 2013, 2012 and 2011, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,689,930 and $1,678,487 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2013 and 2012, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to an affiliate of the General Partner without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or .14% of Invested Assets. The Partnership incurred Administration Fees of $100,000, $100,780, and $142,824 for the years ended March 30, 2013, 2012 and 2011, respectively. The annual Additional Administration Fee is equal to .06% of Invested Assets. The Partnership incurred Additional Administration Fees of $40,892, $43,192 and $61,211 for the years ended March 30, 2013, 2012 and 2011, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees due to MLFA in the amount of $100,673 and $200,673 are included in accounts payable and accrued expenses in the accompanying balance sheets as of March 30, 2013 and 2012, respectively. Unpaid Administration Fees and Additional Administration Fees due to an affiliate of the General Partner in the cumulative amount of $1,687,711 and $1,676,262 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2013 and 2012, respectively.

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

For the year ended December 31, 2010, Chestnut Park paid and incurred $46,047 and $46,473, respectively, to an affiliate of the General Partner in connection with property management services provided to Chestnut Park.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

8.	Taxable Income (Loss)

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2013, 2012 and 2011 to the tax return income (loss) for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2013	2012	2011

Financial statement net income (loss) for the years ended March 30, 2013, 2012 and 2011	$(18,066)	$(339,009)	$74,872

Add (less) net transactions occurring between
January 1, 2010 and March 30, 2010	--	--	(97,168)
January 1, 2011 and March 30, 2011	--	318,640	(318,640)
January 1, 2012 and March 30, 2012	(98,124)	98,124	--
January 1, 2013 and March 30, 2013	96,256	--	--

Adjusted financial statement net income (loss) for the years ended December 31, 2012, 2011 and 2010	(19,934)	77,755	(340,936)

Management Fees and Administration Fees deductible for tax purposes when paid	24,054	(121,580)	261,370

Differences arising from equity in income (loss) of investment in local partnerships	(3,200,843)	(917,144)	(1,312,740)

Difference in gain on sale of limited partner interests/local partnership properties	1,895,353	63,426	4,810,501

Other income from local partnerships	(38,728)	(104,234)	(40,044)

Other differences	1,969	2,803	401

Tax return income (loss) for the years ended December 31, 2012, 2011 and 2010	$(1,338,129)	$(998,974)	$3,378,552

The differences between the investment in local partnerships for tax and financial reporting purposes as of December 31, 2012 and 2011 are as follows:

	2012	2011

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(21,907,299)	(20,563,081)

	$21,907,299	$20,563,081

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2013, 2012 AND 2011

9.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

The estimated fair values of the Partnership’s other financial instruments as of March 30, 2013 and 2012 are disclosed elsewhere in the notes to the financial statements.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2013.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 65, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 52, is the President of Richman Housing and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 52, is a Vice President and the Treasurer of Richman Housing. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 57, is the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 51, is the Assistant Treasurer of Richman Housing and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the year ended March 30, 2013 or during the prior two fiscal years. During the year ended March 30, 2013 and during the prior two fiscal years, Richman Housing did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

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

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.77% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,881 Units, representing approximately 8.03% of all such Units. As of June 13, 2013, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.                  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 7 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2014.

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

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2013 and 2012.

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

Item 14.                  Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2013 and 2012:

	2013	2012

Audit Fees	$40,500	$40,500
Audit-Related Fees	--	--
Tax Fees	$13,995	$13,995
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2013 and 2012.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2013 and 2012 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to
4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed February 15, 1990 (File No. 33-31390)

10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

	Exhibit	Incorporated by Reference to
10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report for the year ended March 30, 1999 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to
10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 20 through 31 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.2	Pages 44 through 71 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.3	Pages 78 through 80 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.4	Pages 14 through 19 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.5	Supplement No. 1 dated June 6, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.6	Supplement No. 2 dated November 21, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.7	Supplement No. 3 dated December 20, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.8	Supplement No. 4 dated October 30, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to
99.9	Supplement No. 5 dated December 26, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.10	Supplement No. 6 dated January 15, 1992 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.11	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.12	Independent Auditor’s Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.13	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.16	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-19217)

99.17	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-19217)

99.18	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.18 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.19	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2008	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.20	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2009	Exhibit 99.20 to Form 10-K Report for the year ended March 30, 2010 (File No. 0-19217)

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2013 and 2012; (ii) Statements of Operations and Other Comprehensive Income (Loss) for the years ended March 30, 2013, 2012 and 2011; (iii) Statements of Changes in Partners’ Equity (Deficit) for the years ended March 30, 2013, 2012 and 2011; and (iv) Statements of Cash Flows for the years ended March 30, 2013, 2012 and 2011

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 27, 2013	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2013	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 27, 2013
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 27, 2013
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of	June 27, 2013
(Richard Paul Richman)	the General Partner