Form 10-Q
period 2013-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2013-08-12
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2013

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

Large Accelerated Filer☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No   X

As of August 12, 2013, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2013	2013

ASSETS

Cash and cash equivalents	$132,086	$105,179
Investment in Pemberwick Fund, a short duration bond fund	754,951	757,246

	$887,037	$862,425

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$144,486	$156,655
Payable to general partner and affiliates	3,438,533	3,377,641

	3,583,019	3,534,296

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,696,585)	(2,676,971)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income	603	5,100

	(2,695,982)	(2,671,871)

	$887,037	$862,425

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

REVENUE

Interest	$2,248	$2,756
Other income from local partnerships	4,830	9,502

TOTAL REVENUE	7,078	12,258

EXPENSES

Administration fees	31,567	35,955
Management fees	31,567	35,954
Professional fees	12,510	14,179
Printing, postage and other	858	2,956

TOTAL EXPENSES	76,502	89,044

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(69,424)	(76,786)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	49,810

NET LOSS	(19,614)	(76,786)

Other comprehensive income (loss) - Pemberwick Fund	(4,497)	888

COMPREHENSIVE LOSS	$(24,111)	$(75,898)

NET LOSS ATTRIBUTABLE TO

General partner	$(19,614)	$(76,786)
Limited partners	--	--

	$(19,614)	$(76,786)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,248	$2,756
Cash paid for
Administration fees	(2,242)	(2,226)
Professional fees	(20,969)	(47,904)
Printing, postage and other expenses	(4,568)	(23,824)

Net cash used in operating activities	(25,531)	(71,198)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	49,810
Investments in Pemberwick Fund	(2,202)	(2,740)
Distributions received from local partnerships	4,830	9,502

Net cash provided by investing activities	52,438	6,762

Net increase (decrease) in cash and cash equivalents	26,907	(64,436)

Cash and cash equivalents at beginning of period	105,179	72,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$132,086	$8,416

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(4,497)	$888

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(19,614)	$(76,786)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(49,810)
Other income from local partnerships	(4,830)	(9,502)
Decrease in accounts payable and accrued expenses	(12,169)	(54,593)
Increase in payable to general partner and affiliates	60,892	69,683

NET CASH USED IN OPERATING ACTIVITIES	$(25,531)	$(71,198)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of June 29, 2013, the Partnership holds a Local Partnership Interest in twenty-six Local Partnerships (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the three months ended June 29, 2013, the Partnership sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2013. Such Local Partnerships have the same Local General Partners.

During the three months ended June 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2013
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.06 per share as of June 29, 2013. An unrealized gain of $603 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2013. As of June 29, 2013, the Partnership has earned $31,457 of interest revenue from its investment in Pemberwick.

4.	Additional Information

Additional information, including the audited March 30, 2013 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2013 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2013, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2013. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2013, Registrant received cash from interest revenue, distributions from Local Partnerships, proceeds from the sale of certain Local Partnership Interests (see discussion below under Results of Operations and Local Partnership Matters) and redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $25,000 during the three months ended June 29, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $4,000). Accounts payable and accrued expenses includes deferred administration fees of $100,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of June 29, 2013.

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

Registrant’s operations for the three months ended June 29, 2013 and 2012 resulted in net losses of $19,614 and $76,786, respectively. The decrease is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2013 of approximately $50,000 in connection with Registrant’s sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters). Other comprehensive loss for the three months ended June 29, 2013 resulted from an unrealized loss on investment in Pemberwick of $4,497.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 2013, Registrant owns twenty-six of the forty-three Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the three months ended June 29, 2013, Registrant sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2013. Such Local Partnerships have the same Local General Partners.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the three months ended June 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None; see Item 2 of Part I regarding the mortgage default of a certain Local Partnership.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit 31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.
Exhibit 31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.
Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.
Exhibit 101.ins	XBRL Instance.*
Exhibit 101.xsd	XBRL Schema.*
Exhibit 101.cal	XBRL Calculation.*
Exhibit 101.def	XBRL Definition.*
Exhibit 101.lab	XBRL Label.*
Exhibit 101.pre	XBRL Presentation.*

*Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits, Inc.,
general partner

Dated: August 12, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 12, 2013	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: August 12, 2013	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director