Form 10-Q
period 2013-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2013-11-01
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2013

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes    X      No___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes      No   X

As of November 1, 2013, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2013	2013

ASSETS

Cash and cash equivalents	$111,083	$105,179
Investment in Pemberwick Fund, a short duration bond fund	757,820	757,246

	$868,903	$862,425

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$118,798	$156,655
Payable to general partner and affiliates	3,502,600	3,377,641

	3,621,398	3,534,296

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,753,850)	(2,676,971)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income	1,355	5,100

	(2,752,495)	(2,671,871)

	$868,903	$862,425

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	Three Months Ended September 29,	Six Months Ended September 29,	Three Months Ended September 29,	Six Months Ended September 29,
	2013	2013	2012	2012

REVENUE

Interest	$2,164	$4,412	$1,253	$4,009
Other income from local partnerships	25,000	29,830	5,000	14,502

TOTAL REVENUE	27,164	34,242	6,253	18,511

EXPENSES

Administration fees	33,155	64,722	34,980	70,935
Management fees	33,156	64,723	34,981	70,935
Professional fees	13,267	25,777	18,126	32,305
Printing, postage and other	4,851	5,709	2,654	5,610

TOTAL EXPENSES	84,429	160,931	90,741	179,785

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	(57,265)	(126,689)	(84,488)	(161,274)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		49,810	94,772	94,772

NET INCOME (LOSS)	(57,265)	(76,879)	10,284	(66,502)

Other comprehensive income (loss) - investment in Pemberwick Fund	752	(3,745)	8,272	9,160

COMPREHENSIVE INCOME (LOSS)	$(56,513)	$(80,624)	$18,556	$(57,342)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(57,265)	$(76,879)	$10,284	$(66,502)
Limited partners	--	--	--	--

	$(57,265)	$(76,879)	$10,284	$(66,502)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,412	$4,009
Cash paid for
Administration fees	(4,486)	(3,711)
Professional fees	(59,924)	(55,030)
Printing, postage and other expenses	(9,419)	(26,478)

Net cash used in operating activities	(69,417)	(81,210)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	49,810	94,772
Investments in Pemberwick Fund	(4,319)	(5,469)
Redemptions from Pemberwick Fund		51,550
Distributions received from local partnerships	29,830	14,502

Net cash provided by investing activities	75,321	155,355

Net increase in cash and cash equivalents	5,904	74,145

Cash and cash equivalents at beginning of period	105,179	72,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$111,083	$146,997

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(3,745)	$9,160

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2013 AND 2012
(UNAUDITED)

	2013	2012

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(76,879)	$(66,502)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(49,810)	(94,772)
Other income from local partnerships	(29,830)	(14,502)
Decrease in accounts payable and accrued expenses	(37,857)	(43,593)
Increase in payable to general partner and affiliates	124,959	138,159

NET CASH USED IN OPERATING ACTIVITIES	$(69,417)	$(81,210)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of September 29, 2013, the Partnership holds a Local Partnership Interest in twenty-six Local Partnerships (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

During the six months ended September 29, 2013, the Partnership sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2013. Such Local Partnerships have the same Local General Partners.

During the six months ended September 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2013
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.07 per share as of September 29, 2013. An unrealized gain of $1,355 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2013. As of September 29, 2013, the Partnership has earned $33,575 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2013, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2013. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2013, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds from the sale of certain Local Partnership Interests (see discussion below under Results of Operations and Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $6,000 during the six months ended September 29, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $4,000). Accounts payable and accrued expenses includes deferred administration fees of $100,673 and payable to general partner and affiliates represents deferred management and administration fees in the accompanying unaudited balance sheet as of September 29, 2013.

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

Registrant’s operations for the three months ended September 29, 2013 and 2012 resulted in net income (loss) of $(57,265) and $10,284, respectively. The increase in net loss is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $95,000 in connection with Registrant’s sale of certain Local Partnership Interests, partially offset by an increase in other income from local partnerships of $20,000. Other comprehensive income for the three months ended September 29, 2013 resulted from an unrealized gain on investment in Pemberwick of $752.

Although Registrant’s operations for the six months ended September 29, 2013 and 2012 have not varied significantly, as reflected by the net losses of $76,879 and $66,502, respectively, gain on sale of limited partner interests/local partnership properties decreased by approximately $45,000, operating expenses decreased by approximately $19,000 and other income from local partnerships increased by approximately $15,000. Other comprehensive loss for the six months ended September 29, 2013 resulted from an unrealized loss on investment in Pemberwick of $3,745.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of November 2013, Registrant owns twenty-six of the forty-three Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States and in Puerto Rico. Many of the Local Partnerships receive rental subsidy payments under the terms of agreements that expire at various times. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidies.

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

During the six months ended September 29, 2013, Registrant sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2013. Such Local Partnerships have the same Local General Partners.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the six months ended September 29, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

None.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits, Inc.,
general partner

Dated: November 1, 2013	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 1, 2013	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: November 1, 2013	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director