Form 10-Q
period 2013-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2014-02-05
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2013

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

As of February 5, 2014, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2013	2013

ASSETS

Cash and cash equivalents	$41,210	$105,179
Investment in Pemberwick Fund, a short duration bond fund	471,457	757,246

	$512,667	$862,425

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$25,438	$156,655
Payable to general partner and affiliates	3,317,087	3,377,641

	3,342,525	3,534,296

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,831,150)	(2,676,971)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income	1,292	5,100

	(2,829,858)	(2,671,871)

	$512,667	$862,425

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	2013	2013	2012	2012

REVENUE

Interest	$2,762	$7,174	$3,187	$7,196
Other income from local partnerships	4,338	34,168	4,828	19,330

TOTAL REVENUE	7,100	41,342	8,015	26,526

EXPENSES

Administration fees	33,365	98,087	34,588	105,523
Management fees	33,364	98,087	34,588	105,523
Professional fees	11,112	36,889	16,547	48,852
Printing, postage and other	6,559	12,268	3,491	9,101

TOTAL EXPENSES	84,400	245,331	89,214	268,999

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	(77,300)	(203,989)	(81,199)	(242,473)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		49,810	225,891	320,663

NET INCOME (LOSS)	(77,300)	(154,179)	144,692	78,190

Other comprehensive income (loss) - investment in Pemberwick Fund	(63)	(3,808)	(71)	9,089

COMPREHENSIVE INCOME (LOSS)	$(77,363)	$(157,987)	$144,621	$87,279

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(77,300)	$(154,179)	$144,692	$78,190
Limited partners	--	--	--	--

	$(77,300)	$(154,179)	$144,692	$78,190

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,174	$7,196
Cash paid for
Administration fees	(227,927)	(231,673)
Management fees	(129,474)	(125,000)
Professional fees	(63,723)	(60,207)
Printing, postage and other expenses	(15,978)	(29,969)

Net cash used in operating activities	(429,928)	(439,653)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	49,810	320,663
Investments in Pemberwick Fund	(6,303)	(8,480)
Redemptions from Pemberwick Fund	288,284	151,481
Distributions received from local partnerships	34,168	19,330

Net cash provided by investing activities	365,959	482,994

Net increase (decrease) in cash and cash equivalents	(63,969)	43,341

Cash and cash equivalents at beginning of period	105,179	72,852

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$41,210	$116,193

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(3,808)	$9,089

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(154,179)	$78,190

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(49,810)	(320,663)
Other income from local partnerships	(34,168)	(19,330)
Decrease in accounts payable and accrued expenses	(131,217)	(132,223)
Decrease in payable to general partner and affiliates	(60,554)	(45,627)

NET CASH USED IN OPERATING ACTIVITIES	$(429,928)	$(439,653)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2013
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2013 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2013 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of December 30, 2013, the Partnership holds a Local Partnership Interest in twenty-six Local Partnerships (see discussion below regarding the Partnership’s sale of certain Local Partnership Interests subsequent to December 30, 2013 and Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the nine months ended December 30, 2013, the Partnership sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2013. Such Local Partnerships have the same Local General Partners.

During the nine months ended December 30, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

Subsequent to December 30, 2013, the Partnership assigned its Local Partnership Interest in Sydney Engel Associates L.P. (“Sydney Engel”) to an affiliate of the Local General Partner of Sydney Engel. There were no proceeds received by the Partnership in connection with the assignment.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2013
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

Subsequent to December 30, 2013, the Partnership sold its Local Partnership Interests in Auburn Family, L.P., Bay Springs Elderly, L.P., Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), North Calhoun City, L.P., Walnut Grove Family, L.P. and West Calhoun City, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $22,204; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, the Partnership received $55,442 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were shared with American Tax Credit Properties II L.P. (“ATCP II”), an investment partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owned 61.75%. ATCP II sold its interest in Bruce Housing and Ivy Family as part of the same transactions.

Subsequent to December 30, 2013, the Partnership sold its Local Partnership Interest in Ellinwood Heights Apartments, L.P. (“Ellinwood Heights”) to an affiliate of the Local General Partner of Ellinwood Heights. Although the Partnership received no proceeds in connection with the sale, the Partnership received $7,500 for distributions that were due to the Partnership under the terms of the Ellinwood Heights partnership agreement; such amount will be recorded as other income from local partnerships.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.08 per share as of December 30, 2013. An unrealized gain of $1,292 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of December 30, 2013. As of December 30, 2013, the Partnership has earned $36,274 of interest revenue from its investment in Pemberwick.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2013, American Tax Credit Properties III L.P. (the “Registrant”) experienced a significant change in financial condition as compared to March 30, 2013, primarily as the result of the payment of deferred administration and management fees during the period. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2013, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”), distributions from Local Partnerships and proceeds from the sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $350,000 during the nine months ended December 30, 2013 (which includes an unrealized loss on investment in Pemberwick of approximately $4,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of December 30, 2013 represents deferred management and administration fees.

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

Registrant’s operations for the three months ended December 30, 2013 and 2012 resulted in net income (loss) of $(77,300) and $144,692, respectively. The increase in net loss is primarily attributable to gain on sale of limited partner interests/local partnership properties in fiscal 2012 of approximately $226,000. Other comprehensive loss for the three months ended December 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $63.

Registrant’s operations for the nine months ended December 30, 2013 and 2012 resulted in net income (loss) of $(154,179) and $78,190, respectively. The increase in net loss is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $271,000, partially offset by (i) a net decrease in operating expenses of approximately $24,000 and (ii) an increase in other income from local partnerships of approximately $15,000. Other comprehensive loss for the nine months ended December 30, 2013 resulted from an unrealized loss on investment in Pemberwick of $3,808.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its limited partners (the “Limited Partners”), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of February 2014, Registrant owns seventeen of the forty-three Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the nine months ended December 30, 2013, Registrant sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2013. Such Local Partnerships have the same Local General Partners.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the nine months ended December 30, 2013, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

On December 31, 2013, Registrant assigned its Local Partnership Interest in Sydney Engel Associates L.P. (“Sydney Engel”) to an affiliate of the Local General Partner of Sydney Engel. There were no proceeds received by Registrant in connection with the assignment.

In January 2014, Registrant sold its Local Partnership Interests in Auburn Family, L.P., Bay Springs Elderly, L.P., Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), North Calhoun City, L.P., Walnut Grove Family, L.P. and West Calhoun City, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $22,204; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, Registrant received $55,442 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were shared with American Tax Credit Properties II L.P. (“ATCP II”), an investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owned 61.75%. ATCP II sold its interest in Bruce Housing and Ivy Family as part of the same transactions.

In January 2014, Registrant sold its Local Partnership Interest in Ellinwood Heights Apartments, L.P. (“Ellinwood Heights”) to an affiliate of the Local General Partner of Ellinwood Heights. Although Registrant received no proceeds in connection with the sale, Registrant received $7,500 for distributions that were due to Registrant under the terms of the Ellinwood Heights partnership agreement; such amount will be recorded as other income from local partnerships.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2013. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of December 30, 2013.

There were no changes in Registrant’s internal control over financial reporting during the three months ended December 30, 2013 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.                 Risk Factors.

As of February 2014, Registrant owns seventeen Local Partnership Interests, as compared to twenty-six as of June 2013 as disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013; see Item 2 of Part I regarding Registrant’s disposal of certain Local Partnership Interests. There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2013.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits, Inc.,
general partner

Dated: February 5, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: February 5, 2014	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: February 5, 2014	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director