Form 10-K
period 2014-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2014-06-27
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2014

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No    X

Registrant has no voting common equity.  There is no established public trading market for Registrant’s Units.  Accordingly, accurate information as to the market value of a Unit at any given date is not available.  As of June 27, 2014, there are 35,883 units outstanding.  The aggregate sales price for such units was $35,883,000.

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

PART I

Item 1.                  Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties III L.P. (the "Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee.  Registrant initially invested in forty-three such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns thirteen of the forty-three Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Employees of Registrant

Registrant employs no personnel and incurs no payroll costs. All management activities of Registrant are conducted by the General Partner. Affiliates of the General Partner employ individuals who perform the management activities of Registrant. These entities also perform similar services for other affiliates of the General Partner.

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

Item 1A.               Risk Factors (Continued).

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

Registrant initially acquired Local Partnership Interests in forty-three Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns thirteen of the forty-three Local Partnership Interests initially acquired (see discussion below regarding Queen Lane’s sale of its underlying Property). In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

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

The initial Local Partnership Interests were acquired by Registrant from 1990 through 1992. Although Registrant generally owns a 99% Local Partnership Interest in the remaining Local Partnerships, Registrant acquired along with American Tax Credit Properties II L.P. ("ATCP II"), an investment partnership whose general partner is an affiliate of the General Partner, a 99% Local Partnership Interest in the following Local Partnerships:

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

Item 2.                  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	Units	contribution		2013		footnotes)

April Gardens Apartments II Limited Partnership (3), (7) April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$--	(3)

Ashland Park Apartments, L.P. (3) Ashland Park Apartments Ashland, Nebraska	24	235,732		--	(3)

Auburn Family, L.P. (12) Auburn Apartments Louisville, Mississippi	16	95,412		410,698

Batesville Family, L.P. Westridge Apartments Batesville, Mississippi	48	239,716	(2)	1,351,861		(1a	)

Bay Springs Elderly, L.P. (12) Bay Springs Manor Bay Springs, Mississippi	24	208,820		632,582

Brisas del Mar Apartments Limited Partnership (3), (7) Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		--	(3)

Bruce Housing Associates, L.P. (12) Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	1,022,603

Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	--	(3)

Chestnut Park Apartments, L.P. (3) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		--	(3)

Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,129,913		(1a&b)

Christian Street Commons Associates (3) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		--	(3)

Item 2.                  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	Units	contribution		2013		footnotes)

Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$874,907		(1a&b)

Desarrollos de Belen Limited Partnership (14) Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		1,755,544

Desarrollos de Emaus Limited Partnership (14) Hucares II Apartments Naguabo, Puerto Rico	72	631,404		2,983,616

Ellinwood Heights Apartments, L.P. (13) Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		641,690

Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930		(1a	)

Hayes Run Limited Partnership (3), (5) Mashburn Gap Apartments Marshall, North Carolina	34	322,074		--	(3)

Howard L. Miller Sallisaw Apartments II, L.P. (3), (6) Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		--	(3)

Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,181,533		(1a&b)

Ivy Family, L.P. (12) Ivy Apartments Louisville, Mississippi	32	135,528	(2)	670,279

Justin Associates (3) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		--	(3)

LaBelle Commons, Ltd. (4), (9) LaBelle Commons LaBelle, Florida	32	253,580		--	(4)

Lawrence Road Properties, Ltd. Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	708,371		(1a&b)

Item 2.                  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	Units	contribution		2013		footnotes)

Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865		$1,345,740		(1a&b)

Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922		1,382,364		(1a&b)

Mirador del Toa Limited Partnership (3), (7) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	(2)	--	(3)

Moore Haven Commons, Ltd. (4), (9) Moore Haven Commons Moore Haven, Florida	28	213,402		--	(4)

NP-89 Limited Dividend Housing Association Limited Partnership (3) Newport Apartments Clinton Township, Michigan	168	2,372,292		--	(3)

Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575		1,677,886		(1a,b&c)

North Calhoun City, L.P. (12) North Calhoun City Apartments Calhoun City, Mississippi	18	146,565		410,379

Orange City Plaza, Limited Partnership (3), (16) Orange City Plaza Apartments Orange City, Iowa	32	576,580		--	(3)

Puerta del Mar Limited Partnership (3), (7) Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570		--	(3)

Purvis Heights Properties, L.P. Pineview Apartments Purvis, Mississippi	40	191,512	(2)	1,069,471		(1a)

Queen Lane Investors (10) Queen's Row Philadelphia, Pennsylvania	29	597,050	(2)	--

Somerset Manor, Ltd. (3), (8) Somerset Manor Central City, Pennsylvania	24	208,465		--	(3)

Item 2.                  Properties (Continued).

			Mortgage
Name of Local Partnership	Number		loans payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	Units	contribution	2013		footnotes)

Sugar Cane Villas, Ltd. Sugar Cane Villas Pahokee, Florida	87	$751,560	$3,116,939		(1a&b)

Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	1,088,667	1,242,000		(1a	)

Sydney Engel Associates L.P. (4), (11) The Castle New York, New York	224	3,201,874	--	(4)

Union Valley Associates Limited Partnership (15) Union Valley Apartments Union Township, Pennsylvania	36	371,589	1,353,444

Walnut Grove Family, L.P. (12) Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	795,806

Waynesboro Apartments Limited Partnership (15) Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	1,381,753

West Calhoun City, L.P. (12) West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	579,277

Westminster Apartments Limited Partnership (3) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--	(3)

		$29,384,966	$31,588,586

(1)	Description of Subsidies:

	(a)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(b)
The Rural Housing Service/Rural Development (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

	(c)	The Commonwealth of Massachusetts participates in a rental assistance program.

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 in Note 5 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2013 in Note 5 to the accompanying financial statements.

Item 2.                  Properties (Continued).

(5)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in July 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(6)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in August 2012. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(7)
Registrant sold its Local Partnership Interest to affiliates of the Local General Partner in October 2012; such Local Partnerships have the same Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships through the date of sale.

(8)
Registrant sold its Local Partnership Interest to an unaffiliated third party in December 2012. The combined statement of operations of the Local Partnership for the year ended December 31, 2012 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2012.

(9)
Registrant sold its Local Partnership Interest to an unaffiliated third party in May 2013; such Local Partnerships had the same Local General Partners. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)
The Local Partnership sold its underlying Property in June 2013 and the Local Partnership continues in existence. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(11)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2013. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2013 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014; such Local Partnerships have the same Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(14)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in March 2014; such Local Partnerships have the same Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(15)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partners in April 2014; such Local Partnerships have a common Local General Partner (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(16)	Capital contributions include voluntary advances made to the Local Partnership.

Item 3.                  Legal Proceedings.

None.

Item 4.                  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.                  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 17, 2014 was approximately 1,319, holding an aggregate of 35,883 Units.

Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to Limited Partners. Estimated values for limited partnership interests may also be provided by independent valuation services, whose estimated values are based on financial and other information available to them. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Although Registrant does not anticipate that it will provide significant cash distributions to its Limited Partners in the future, Registrant was required to pay nonresident state withholding taxes of $30,994 on behalf of certain of the Limited Partners in April 2014 in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Registrant intends to make a distribution to the Limited Partners in the amount of $3.00 per Unit in July 2014 to Unit holders of record as of June 27, 2014, which amount will be reduced by the nonresident state withholding taxes referred to above. There were no cash distributions to the Limited Partners during the years ended March 30, 2014 and 2013.

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

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in four closings with aggregate Limited Partners’ capital contributions of $35,883,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”) that own low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (the “IRC”). The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2014, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $587,694, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2014, Registrant received cash from interest revenue, redemptions from Pemberwick, distributions from Local Partnerships and proceeds from the sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters), and utilized cash for operating expenses (including deferred administration fees) and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $275,000 during the year ended March 30, 2014, (which includes an unrealized loss on investment in Pemberwick in the amount of approximately $4,000).

Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2014 represents deferred administration fees and management fees.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all remaining Local Partnerships, irrespective of Registrant’s investment balances. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

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

Registrant’s operations for the years ended March 30, 2014 and 2013 resulted in net losses of $36,669 and $18,066, respectively. The increase in net loss from fiscal 2013 to fiscal 2014 is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $249,000, partially offset by (i) an increase in other income from local partnerships of approximately $129,000, (ii) a decrease in administration and management fees in the aggregate of approximately $83,000 and (iii) a decrease in professional fees of approximately $21,000. Other comprehensive loss for the year ended March 30, 2014 resulted from an unrealized loss on investment in Pemberwick of $4,277.

The Local Partnerships’ net income of approximately $1,006,000 for the year ended December 31, 2013 includes gain on sale of property of approximately $2,043,000, depreciation and amortization expense of approximately $2,424,000 and interest on non-mandatory debt of approximately $95,000, and does not include required principal payments on permanent mortgages of approximately $637,000. The Local Partnerships’ net loss of approximately $1,691,000 for the year ended December 31, 2012 includes depreciation and amortization expense of approximately $2,955,000 and interest on non-mandatory debt of approximately $179,000, and does not include required principal payments on permanent mortgages of approximately $711,000. The results of operations of the Local Partnerships for the year ended December 31, 2013 are not necessarily indicative of the results that may be expected in future periods. Revenue and expense fluctuations from 2012 to 2013 have resulted primarily from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 2014, Registrant owns thirteen of the forty-three Local Partnership Interests initially acquired (see discussion below regarding Queen Lane Investors’ (“Queen Lane”) sale of its underlying Property). In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Many of the Local Partnerships receive rental subsidy payments under the terms of agreements that expire at various times. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidies.

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

During the year ended March 30, 2014, Registrant sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014. Such Local Partnerships have the same Local General Partners.

During the year ended March 30, 2014, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; Registrant received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible. The 99% Local Partnership Interest in Queen Lane was acquired along with American Tax Credit Properties II L.P. (“ATCP II”), an investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owns 48.5%.

During the year ended March 30, 2014, Registrant assigned its Local Partnership Interest in Sydney Engel Associates L.P. (“Sydney Engel”) to an affiliate of the Local General Partner of Sydney Engel. There were no proceeds received by Registrant in connection with the assignment.

During the year ended March 30, 2014, Registrant sold its Local Partnership Interest in Ellinwood Heights Apartments, L.P. (“Ellinwood Heights”) to an affiliate of the Local General Partner of Ellinwood Heights. Although Registrant received no proceeds in connection with the sale, Registrant received $7,500 for distributions that were due to Registrant under the terms of the Ellinwood Heights partnership agreement; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the year ended March 30, 2014, Registrant sold its Local Partnership Interests in Auburn Family, L.P., Bay Springs Elderly, L.P., Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), North Calhoun City, L.P., Walnut Grove Family, L.P. and West Calhoun City, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $22,203; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014. In addition, Registrant received $55,442 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2014. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were acquired along with ATCP II (see discussion above regarding Queen Lane), whereby Registrant owned 61.75%. ATCP II sold its interest in Bruce Housing and Ivy Family as part of the same transaction.

During the year ended March 30, 2014, Registrant sold its Local Partnership Interests in Desarrollos de Belen Limited Partnership and Desarrollos de Emaus Limited Partnership to an affiliate of the Local General Partner of such Local Partnerships. Although Registrant received no proceeds in connection with the sale, Registrant received $52,000 in April 2014 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships. Such amount is reflected as due from local partnerships in the accompanying balance sheet as of March 30, 2014 and is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year then ended. Such Local Partnerships have the same Local General Partner.

The Local General Partner of Sugar Cane Villas, Ltd. (“Sugar Cane Villas”) reports that Sugar Cane Villas’ mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas is unable to make the Mandatory Debt Service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure in May 2014. The underlying Property is scheduled for a public sale on June 27, 2014.

In April 2014, Registrant sold its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership to an affiliate of the Local General Partners of such Local Partnerships. Although Registrant received no proceeds in connection with the sale, Registrant received $20,000 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships. Such amount will be recorded as other income from local partnerships. Such Local Partnerships have a common Local General Partner.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheet of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2014, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the year then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 26, 2014

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

/s/CohnReznick LLP

Sacramento, California
June 27, 2013

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2014 AND 2013

	2014	2013

ASSETS

Cash and liquid investments

Cash and cash equivalents	$115,513	$105,179
Investment in Pemberwick Fund - a short duration bond fund	472,181	757,246

Total cash and liquid investments	587,694	862,425

Due from local partnerships	52,000

	$639,694	$862,425

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$34,728	$156,655
Payable to general partner and affiliates	3,317,783	3,377,641

	3,352,511	3,534,296

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,713,640)	(2,676,971)
Limited partners (35,883 units of limited partnership interest outstanding)	--	--
Accumulated other comprehensive income	823	5,100

	(2,712,817)	(2,671,871)

	$639,694	$862,425

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

REVENUE

Interest	$8,371	$9,999
Other income from local partnerships	150,699	21,668

TOTAL REVENUE	159,070	31,667

EXPENSES

Administration fees - affiliate	99,554	140,892
Management fees - affiliate	99,554	140,892
Professional fees	49,404	70,168
Printing, postage and other	19,240	18,444

TOTAL EXPENSES	267,752	370,396

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(106,682)	(338,729)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	72,013	320,663

NET LOSS	(36,669)	(18,066)

Other comprehensive income (loss) - Pemberwick Fund	(4,277)	9,325

COMPREHENSIVE LOSS	$(40,946)	$(8,741)

NET LOSS ATTRIBUTABLE TO

General partner	$(36,669)	$(18,066)
Limited partners	--	--

	$(36,669)	$(18,066)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2014 AND 2013

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners' deficit, March 30, 2012	$(2,658,905)	$--	$(4,225)	$(2,663,130)

Net loss	(18,066)			(18,066)

Other comprehensive income - Pemberwick Fund			9,325	9,325

Partners' equity (deficit), March 30, 2013	(2,676,971)	--	5,100	(2,671,871)

Net loss	(36,669)			(36,669)

Other comprehensive loss - Pemberwick Fund			(4,277)	(4,277)

Partners' equity (deficit), March 30, 2014	$(2,713,640)	$--	$823	$(2,712,817)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,371	$9,999
Cash paid for
Administration fees	(230,165)	(229,443)
Management fees	(129,474)	(129,449)
Professional fees	(68,502)	(65,751)
Printing, postage and other expenses	(21,396)	(35,602)

Net cash used in operating activities	(441,166)	(450,246)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(7,495)	(10,729)
Redemptions from Pemberwick Fund	288,283	150,971
Proceeds in connection with sale of limited partner interests/local partnership properties	72,013	320,663
Distributions received from local partnerships	98,699	21,668

Net cash provided by investing activities	451,500	482,573

Net increase in cash and cash equivalents	10,334	32,327

Cash and cash equivalents at beginning of year	105,179	72,852

CASH AND CASH EQUIVALENTS AT END OF YEAR	$115,513	$105,179

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(4,277)	$9,325

Increase in due from local partnerships included in other income from local partnerships	$52,000

See reconciliation of net loss to net cash used in operating activities on page 24.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2014 AND 2013

	2014	2013

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(36,669)	$(18,066)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(72,013)	(320,663)
Other income from local partnerships	(150,699)	(21,668)
Increase (decrease) in payable to general partner and affiliates	(59,858)	22,892
Decrease in accounts payable and accrued expenses	(121,927)	(112,741)

NET CASH USED IN OPERATING ACTIVITIES	$(441,166)	$(450,246)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2014 AND 2013

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Such interests were acquired from 1990 to 1992. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the General Partner of the Partnership.

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
MARCH 30, 2014 AND 2013

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

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value. Realized capital gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (“IRS”) and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2009 remain subject to examination. These financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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
MARCH 30, 2014 AND 2013

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

Net loss was allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement, until such time as the Limited Partners' capital reached zero as a result of loss allocations, after which all losses have been allocated to the General Partner. The Partnership paid nonresident state withholding taxes of $30,994 on behalf of certain of the Limited Partners in April 2014 in connection with gains recognized by a Local Partnership for the year ended December 31, 2013.

3.	Cash and Cash Equivalents
As of March 30, 2014, the Partnership has $115,513 in cash and cash equivalents. Of such amount, $100,484 is held in accounts at two financial institutions in which such accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). The entire amount is FDIC insured as of March 30, 2014. The remaining $15,029 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

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

The weighted average duration of Pemberwick’s assets is approximately 1.92 years as of March 30, 2014. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.07 and $10.12 per share as of March 30, 2014 and 2013, respectively. The Partnership’s investment in Pemberwick as of March 30, 2014 and 2013 is $472,181 and $757,246, respectively. An unrealized gain of $823 as of March 30, 2014 is reflected as accumulated other comprehensive income in the accompanying balance sheet as of March 30, 2014. The Partnership has earned $37,466 of interest revenue from its investment in Pemberwick as of March 30, 2014. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.09 as of May 31, 2014.

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $904 and $1,243 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2014 and 2013, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in forty-three Local Partnerships. As of March 30, 2014, the Partnership owns a Local Partnership Interest in the following fifteen Local Partnerships (see discussion below regarding Queen Lane Investors’ sale of its underlying Property during the year ended March 30, 2014 and the Partnership’s sale of its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership subsequent to March 30, 2014):

1.	Batesville Family, L.P.;

2.	Chowan Senior Manor Associates Limited Partnership;

3.	Country View Apartments;

4.	Fulton Street Houses Limited Partnership;

5.	Hurlock Meadow Limited Partnership;

6.	Lawrence Road Properties, Ltd.;

7.	Loma Del Norte Limited Partnership;

8.	Long Reach Associates Limited Partnership;

9.	Nash Hill Associates, Limited Partnership;

10.	Purvis Heights Properties, L.P.;

11.	Queen Lane Investors (“Queen Lane”);

12.	Sugar Cane Villas, Ltd. (“Sugar Cane Villas”);

13.	Summerfield Apartments Limited Partnership;

14.	Union Valley Associates Limited Partnership (“Union Valley”); and

15.	Waynesboro Apartments Limited Partnership (“Waynesboro”)

Although the Partnership generally owns a 99% Local Partnership Interest in the remaining Local Partnerships, the Partnership acquired along with American Tax Credit Properties II L.P. ("ATCP II"), an investment partnership whose general partner is an affiliate of the General Partner, a 99% Local Partnership Interest in the following Local Partnerships:

	The Partnership	ATCP II

Batesville Family, L.P.	61.75%	37.25%
Lawrence Road Properties, Ltd.	61.75	37.25
Purvis Heights Properties, L.P.	61.75	37.25
Queen Lane Investors	48.50	50.50

In connection with the initial purchase of forty-three Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2014 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances to a certain Local Partnership, and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the Properties, certain of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. As of December 31, 2013, the Local Partnerships have outstanding mortgage loans payable totaling approximately $31,589,000 and accrued interest payable on such loans totaling approximately $1,089,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interests in LaBelle Commons, Ltd. and Moore Haven Commons, Ltd. to an unaffiliated third party for a total of $49,810; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014. Such Local Partnerships have the same Local General Partners.

During the year ended March 30, 2014, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer, in connection with which Queen Lane recognized a gain of $2,042,871; such amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2013 herein Note 5. The Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

During the year ended March 30, 2014, the Partnership assigned its Local Partnership Interest in Sydney Engel Associates L.P. (“Sydney Engel”) to an affiliate of the Local General Partner of Sydney Engel. There were no proceeds received by the Partnership in connection with the assignment.

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interest in Ellinwood Heights Apartments, L.P. (“Ellinwood Heights”) to an affiliate of the Local General Partner of Ellinwood Heights. Although the Partnership received no proceeds in connection with the sale, the Partnership received $7,500 for distributions that were due to the Partnership under the terms of the Ellinwood Heights partnership agreement; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014 (see Note 1).

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interests in Auburn Family, L.P., Bay Springs Elderly, L.P., Bruce Housing Associates, L.P. (“Bruce Housing”), Ivy Family, L.P. (“Ivy Family”), North Calhoun City, L.P., Walnut Grove Family, L.P. and West Calhoun City, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $22,203; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014. In addition, the Partnership received $55,442 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2014 (see Note 1). Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in Bruce Housing and Ivy Family were acquired along with ATCP II (see discussion above herein Note 5), whereby Registrant owned 61.75%. ATCP II sold its interest in Bruce Housing and Ivy Family as part of the same transaction.

During the year ended March 30, 2014, the Partnership sold its Local Partnership Interests in Desarrollos de Belen Limited Partnership and Desarrollos de Emaus Limited Partnership to an affiliate of the Local General Partner of such Local Partnerships. Although the Partnership received no proceeds in connection with the sale, the Partnership received $52,000 in April 2014 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships. Such amount is reflected as due from local partnerships in the accompanying balance sheet of the Partnership as of March 30, 2014 and is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year then ended (see Note 1). Such Local Partnerships have the same Local General Partner.

The Local General Partner of Sugar Cane Villas reports that Sugar Cane Villas’ mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas is unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure in May 2014. The underlying Property is scheduled for a public sale on June 27, 2014.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2013, the Partnership sold its Local Partnership Interests in April Gardens Apartments II Limited Partnership, Brisas del Mar Apartments Limited Partnership, Mirador del Toa Limited Partnership (“Mirador del Toa”) and Puerta del Mar Limited Partnership to affiliates of the Local General Partners of such Local Partnerships for a total of $207,301; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2013. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interest in Mirador del Toa was acquired along with ATCP II (see discussion above herein Note 5), whereby the Partnership owned 59.06%; ATCP II sold its interest in Mirador del Toa as part of the same transaction.

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

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $1,006,176 and $1,562,247 for the years ended December 31, 2013 and 2012, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2011 (see Note 1). The amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships herein Note 5 represent cumulative carrying value adjustments made by the Partnership (see Note 1).

In April 2014, the Partnership sold its Local Partnership Interests in Union Valley and Waynesboro to an affiliate of the Local General Partners of such Local Partnerships. Although the Partnership received no proceeds in connection with the sale, the Partnership received $20,000 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships. Such amount will be recorded as other income from local partnerships (see Note 1). Such Local Partnerships have a common Local General Partner.

The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 31 and 32, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2013 and 2012 are as follows:

	2013	2012

ASSETS

Cash and cash equivalents	$834,672	$1,044,375
Rents receivable	161,197	272,559
Escrow deposits and reserves	2,516,017	3,621,740
Land	1,540,423	2,057,621
Buildings and improvements (net of accumulated depreciation of $31,626,053 and $50,028,530)	16,975,809	28,113,698
Intangible assets (net of accumulated amortization of $100,693 and $348,743)	13,007	227,848
Other assets	617,452	1,036,422

	$22,658,577	$36,374,263

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$339,171	$660,725
Due to related parties	3,328,459	3,832,960
Mortgage loans	31,588,586	53,688,628
Accrued interest	1,088,936	2,281,499
Other liabilities	370,983	598,027

	36,716,135	61,061,839

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	9,251,695	11,870,938
Cumulative loss	(8,585,297)	(11,204,540)

	666,398	666,398

General partners and other limited partners
Capital contributions, net of distributions	(1,534,297)	(290,162)
Cumulative loss	(13,189,659)	(25,063,812)

	(14,723,956)	(25,353,974)

	(14,057,558)	(24,687,576)

	$22,658,577	$36,374,263

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2013 and 2012 are as follows:

	2013	2012

REVENUE

Rental	$8,293,056	$10,039,996
Interest and other	196,280	189,456

TOTAL REVENUE	8,489,336	10,229,452

EXPENSES

Administrative	1,810,878	2,562,054
Utilities	1,079,522	1,235,631
Operating and maintenance	2,042,765	2,606,779
Taxes and insurance	894,982	1,009,534
Financial	1,273,593	1,550,580
Depreciation and amortization	2,424,298	2,955,443

TOTAL EXPENSES	9,526,038	11,920,021

LOSS BEFORE GAIN ON SALE OF PROPERTY	(1,036,702)	(1,690,569)

GAIN ON SALE OF PROPERTY	2,042,871	--

NET INCOME (LOSS)	$1,006,169	$(1,690,569)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$--	$--
General partners and other limited partners (includes $1,006,176 and $1,562,247 of Partnership losses in excess of investment and specially allocated income of $1,017,912 and $177,070)	1,006,169	(1,690,569)

	$1,006,169	$(1,690,569)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

6.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or .14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to .06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees of $83,064 and $100,000 for the years ended March 30, 2014 and 2013, respectively, and Additional Management Fees of $16,490 and $40,892 for the years ended March 30, 2014 and 2013, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,660,010 and $1,689,930 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2014 and 2013, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or .14% of Invested Assets, while the annual Additional Administration Fee is equal to .06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees of $83,064 and $100,000 for the years ended March 30, 2014 and 2013, respectively, and Additional Administration Fees of $16,490 and $40,892 for the years ended March 30, 2014 and 2013, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees due to MLFA in the amount of $100,673 are included in accounts payable and accrued expenses in the accompanying balance sheet as of March 30, 2013; such amount was paid during the year ended March 30, 2014. Unpaid Administration Fees and Additional Administration Fees due to RAM in the cumulative amount of $1,657,773 and $1,687,711 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2014 and 2013, respectively.

The amount reflected above as due to MLFA and certain amounts due to the General Partner and RAM as of March 30, 2013 were payable pursuant to the terms of an agreement between the Partnership, the General Partner and MLFA (the “Deferred Fee Agreement”). Such amounts were payable to the extent proceeds from the sales of limited partner interests/local partnership properties became available, as described in the Deferred Fee Agreement. Such terms were met during the year ended March 30, 2014.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

7.	Taxable Income (Loss)

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2014 and 2013 to the tax return income (loss) for the years ended December 31, 2013 and 2012 is as follows:

	2014	2013

Financial statement net loss for the years ended March 30, 2014 and 2013	$(36,669)	$(18,066)

Add (less) net transactions occurring between
January 1, 2012 and March 30, 2012	--	(98,124)
January 1, 2013 and March 30, 2013	(96,256)	96,256
January 1, 2014 and March 30, 2014	(117,510)	--

Adjusted financial statement net loss for the years ended December 31, 2013 and 2012	(250,435)	(19,934)

Management Fees and Administration Fees deductible for tax purposes when paid	7,965	24,054

Differences arising from equity in loss of investment in local partnerships	(419,059)	(3,200,843)

Difference in gain on sale of limited partner interests/local partnership properties	4,501,931	1,895,353

Other income from local partnerships	(36,506)	(38,728)

Other differences	3,156	1,969

Tax return income (loss) for the years ended December 31, 2013 and 2012	$3,807,052	$(1,338,129)

The differences between the investment in local partnerships for financial reporting and tax purposes as of December 31, 2013 and 2012 are as follows:

	2013	2012

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(17,860,933)	(21,907,299)

	$17,860,933	$21,907,299

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2014 AND 2013

8.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and Cash Equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund, a short duration bond fund

The weighted average duration of Pemberwick’s assets is approximately 1.92 years as of March 30, 2014. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.07 and $10.12 per share as of March 30, 2014 and 2013, respectively. The Partnership’s investment in Pemberwick as of March 30, 2014 and 2013 is carried at its fair value of $472,181 and $757,246, respectively. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.09 as of May 31, 2014.

Investment in local partnerships

The Partnership assessed the carrying value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the carrying value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in loss of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. The investment in local partnerships, carried at zero as of March 30, 2014 and 2013, approximates fair value.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2014.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 66, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credit Properties Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties L.P., the sole director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

David A. Salzman, age 53, is the President of Richman Housing and is a stockholder and the President of Richman Group. Mr. Salzman has been employed by Richman Group or an affiliate since 1986 and is responsible for the acquisition of residential real estate for syndication for Richman Group.

James Hussey, age 53, is a Vice President and the Treasurer of Richman Housing. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. In addition, Mr. Hussey is a Vice President and the Treasurer of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing. Mr. Hussey is engaged primarily in the partnership management and finance operations of RAM. Prior to joining RAM, Mr. Hussey, a Certified Public Accountant, was the Chief Financial Officer of WCI Communities Inc. NE Region and Spectrum Communities, LLC. From 1989 to 1998, Mr. Hussey held various positions with Center Development Corp, a developer of affordable housing in the New York metropolitan area.

Gina K. Dodge, age 58, is the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 52, is the Assistant Treasurer of Richman Housing and is the Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is the Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.                Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the years ended March 30, 2014 and 2013. During the years ended March 30, 2014 and 2013, Richman Housing did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

Under the terms of the Partnership Agreement, Registrant has entered into certain arrangements with the General Partner and certain of its affiliates which provide for compensation to be paid to the General Partner and certain of its affiliates. See Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data of this Annual Report.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.77% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,931 Units, representing approximately 8.17% of all such Units. As of June 17, 2014, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.                Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2015.

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

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2014 and 2013.

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

Item 14.                Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2014 and 2013:

	2014	2013

Audit Fees	$28,000	$40,500
Audit-Related Fees	--	--
Tax Fees	$11,250	$13,995
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2014 and 2013.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2014 and 2013 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant’s Prospectus filed February 15, 1990 (File No. 33-31390)

10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to

10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report for the year ended March 30, 1999 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to

10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

16.2	Letter to the Securities and Exchange Commission from CohnReznick LLP, dated July 24, 2013	Exhibit 16.1 to Current Report on Form 8-K filed on July 24, 2013

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 20 through 31 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.2	Pages 44 through 71 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.3	Pages 78 through 80 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.4	Pages 14 through 19 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.5	Supplement No. 1 dated June 6, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.6	Supplement No. 2 dated November 21, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.7	Supplement No. 3 dated December 20, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.8	Supplement No. 4 dated October 30, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to

99.9	Supplement No. 5 dated December 26, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.10	Supplement No. 6 dated January 15, 1992 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.11	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.12	Independent Auditor’s Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.13	Independent Auditors’ Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.16	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-19217)

99.17	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-19217)

99.18	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.18 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.19	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2008	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.20	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2009	Exhibit 99.20 to Form 10-K Report for the year ended March 30, 2010 (File No. 0-19217)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

Incorporated by
	Exhibit	Reference to

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2014 and 2013; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2014 and 2013; (iii) Statements of Changes in Partners’ Equity (Deficit) for the years ended March 30, 2014 and 2013; and (iv) Statements of Cash Flows for the years ended March 30, 2014 and 2013

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of thatsection and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 27, 2014	/s/David Salzman
David Salzman
Chief Executive Officer

Dated: June 27, 2014	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/David Salzman	Chief Executive Officer of the general	June 27, 2014
(David Salzman)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 27, 2014
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of	June 27, 2014
(Richard Paul Richman)	the General Partner