Form 10-Q
period 2014-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2014-08-11
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2014

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

As of August 11, 2014, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2014	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$24,196	$115,513
Investment in Pemberwick Fund, a short duration bond fund	599,326	472,181

Total cash and liquid investments	623,522	587,694

Due from local partnerships		52,000

	$623,522	$639,694

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$31,313	$34,728
Payable to general partner and affiliates	3,347,683	3,317,783

	3,378,996	3,352,511

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,726,241)	(2,713,640)
Limited partners (35,883 units of limited partnership interest outstanding)	(30,994)	--
Accumulated other comprehensive income	1,761	823

	(2,755,474)	(2,712,817)

	$623,522	$639,694

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

REVENUE

Interest	$1,211	$2,248
Other income from local partnerships	32,330	4,830

TOTAL REVENUE	33,541	7,078

EXPENSES

Administration fees	16,074	31,567
Management fees	16,074	31,567
Professional fees	13,462	12,510
Printing, postage and other	532	858

TOTAL EXPENSES	46,142	76,502

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(12,601)	(69,424)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		49,810

NET LOSS	(12,601)	(19,614)

Other comprehensive income (loss) - Pemberwick Fund	938	(4,497)

COMPREHENSIVE LOSS	$(11,663)	$(24,111)

NET LOSS ATTRIBUTABLE TO

General partner	$(12,601)	$(19,614)
Limited partners	--	--

	$(12,601)	$(19,614)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,211	$2,248
Cash paid for
Administration fees	(2,248)	(2,242)
Professional fees	(15,323)	(20,969)
Printing, postage and other expenses	(2,086)	(4,568)

Net cash used in operating activities	(18,446)	(25,531)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties		49,810
Investments in Pemberwick Fund	(126,207)	(2,202)
Distributions received from local partnerships	84,330	4,830

Net cash provided by (used in) investing activities	(41,877)	52,438
.
CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to limited partners	(30,994)

Net cash used in financing activities	(30,994)

Net increase (decrease) in cash and cash equivalents	(91,317)	26,907

Cash and cash equivalents at beginning of period	115,513	105,179

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,196	$132,086

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$938	$(4,497)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(12,601)	$(19,614)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties		(49,810)
Other income from local partnerships	(32,330)	(4,830)
Decrease in accounts payable and accrued expenses	(3,415)	(12,169)
Increase in payable to general partner and affiliates	29,900	60,892

NET CASH USED IN OPERATING ACTIVITIES	$(18,446)	$(25,531)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2014
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2014 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2014 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of June 29, 2014, the Partnership holds a Local Partnership Interest in thirteen Local Partnerships (see discussion below regarding the sales of the Properties owned by Sugar Cane Villas, Ltd. (“Sugar Cane Villas”) and Queen Lane Investors (“Queen Lane”). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

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

During the three months ended June 29, 2014, the Partnership sold its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership to an affiliate of the Local General Partners of such Local Partnerships. Although the Partnership received no proceeds in connection with the sale, the Partnership received $20,000 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships. Such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2014. Such Local Partnerships have a common Local General Partner.

During the three months ended June 29, 2014, the Property owned by Sugar Cane Villas was sold at a public sale; the Partnership received no proceeds in connection with the sale. The Local General Partner of Sugar Cane Villas reports that the mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas was unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure.  The Local General Partner of Sugar Cane Villas intends to dissolve Sugar Cane Villas as soon as possible.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2014, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.09 per share as of June 29, 2014. An unrealized gain of $1,761 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2014. As of June 29, 2014, the Partnership has earned $38,673 of interest revenue from its investment in Pemberwick.

4.	Distributions to Partners

During the three months ended June 29, 2014, the Partnership paid nonresident state withholding taxes of $30,994 on behalf of certain of its limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Such amount is reflected as distributions to limited partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2014. In July 2014, the Partnership made a distribution of $3.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014. After deducting the nonresident state withholding taxes referred to above, the additional distribution to the Limited Partners was $76,595; the distribution to the General Partner was $1,087.

5.	Additional Information

Additional information, including the audited March 30, 2014 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2014 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2014, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2014. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2014, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses, investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”) and nonresident state withholding taxes paid on behalf of certain of its limited partners (the “Limited Partners”) (see discussion below). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $36,000 during the three months ended June 29, 2014 (which includes an unrealized gain on investment in Pemberwick of approximately $1,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of June 29, 2014 represents deferred management and administration fees.

During the three months ended June 29, 2014, Registrant paid nonresident state withholding taxes of $30,994 on behalf of certain of the Limited Partners in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Such amount is reflected as distributions to limited partners in the accompanying unaudited financial statements as of and for the three months ended June 29, 2014. In July 2014, Registrant made a distribution of $3.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014. After deducting the nonresident state withholding taxes referred to above, the additional distribution to the Limited Partners was $76,595; the distribution to the General Partner was $1,087.

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

Registrant’s operations for the three months ended June 29, 2014 and 2013 resulted in net losses of $12,601 and $19,614, respectively. Although there was not a significant change in net loss from fiscal 2013 to fiscal 2014, gain on sale of limited partner interests/local partnership properties decreased by approximately $50,000, other income from local partnerships increased by approximately $28,000 and administration fees and management fees decreased in the aggregate by approximately $31,000. Other comprehensive income for the three months ended June 29, 2014 resulted from an unrealized gain on investment in Pemberwick of $938.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 2014, Registrant owns thirteen of the forty-three Local Partnership Interests initially acquired (see discussion below regarding the sales of the Properties owned by Sugar Cane Villas, Ltd. (“Sugar Cane Villas”) and Queen Lane Investors (“Queen Lane”). In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the three months ended June 29, 2014, Registrant sold its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership to an affiliate of the Local General Partners of such Local Partnerships. Although Registrant received no proceeds in connection with the sale, Registrant received $20,000 for distributions that were due Registrant under the terms of the partnership agreements of such Local Partnerships. Such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2014. Such Local Partnerships have a common Local General Partner.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the three months ended June 29, 2014, the Property owned by Sugar Cane Villas was sold at a public sale; Registrant received no proceeds in connection with the sale. The Local General Partner of Sugar Cane Villas reports that the mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas was unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure.  The Local General Partner of Sugar Cane Villas intends to dissolve Sugar Cane Villas as soon as possible.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2014.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1                     Legal Proceedings.

None.

Item 1A.                 Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2014.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By:Richman Tax Credit Properties III L.P.,
General Partner

By:Richman Housing Credits Inc.,
general partner

Dated: August 11, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: August 11, 2014	/s/James Hussey
By:James Hussey
Chief Financial Officer

Dated: August 11, 2014	/s/Richard Paul Richman
By:Richard Paul Richman
Sole Director