Form 10-Q
period 2014-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2014-11-03
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2014

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

As of November 3, 2014, there are 35,883 units of limited partnership interest outstanding.

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2014	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$6,797	$115,513
Investment in Pemberwick Fund, a short duration bond fund	507,096	472,181

Total cash and liquid investments	513,893	587,694

Due from local partnerships		52,000

	$513,893	$639,694

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$20,625	$34,728
Payable to general partner and affiliates	3,376,872	3,317,783

	3,397,497	3,352,511

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,776,919)	(2,713,640)
Limited partners (35,883 units of limited partnership interest outstanding)	(107,589)	--
Accumulated other comprehensive income	904	823

	(2,883,604)	(2,712,817)

	$513,893	$639,694

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	Three Months Ended September 29,	Six Months Ended September 29,	Three Months Ended September 29,	Six Months Ended September 29,
	2014	2014	2013	2013

REVENUE

Interest	$1,630	$2,841	$2,164	$4,412
Other income from local partnerships		32,330	25,000	29,830

TOTAL REVENUE	1,630	35,171	27,164	34,242

EXPENSES

Administration fees	15,717	31,791	33,155	64,722
Management fees	15,717	31,791	33,156	64,723
Professional fees	11,832	25,294	13,267	25,777
Printing, postage and other	7,955	8,487	4,851	5,709

TOTAL EXPENSES	51,221	97,363	84,429	160,931

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	(49,591)	(62,192)	(57,265)	(126,689)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES				49,810

NET LOSS	(49,591)	(62,192)	(57,265)	(76,879)

Other comprehensive income (loss) - investment in Pemberwick Fund	(857)	81	752	(3,745)

COMPREHENSIVE LOSS	$(50,448)	$(62,111)	$(56,513)	$(80,624)

NET LOSS ATTRIBUTABLE TO

General partner	$(49,591)	$(62,192)	$(57,265)	$(76,879)
Limited partners	--	--	--	--

	$(49,591)	$(62,192)	$(57,265)	$(76,879)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,486	$4,412
Cash paid for
Administration fees	(4,493)	(4,486)
Professional fees	(37,843)	(59,924)
Printing, postage and other expenses	(10,041)	(9,419)

Net cash used in operating activities	(49,891)	(69,417)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties		49,810
Investments in Pemberwick Fund	(127,479)	(4,319)
Redemptions from Pemberwick Fund	93,000
Distributions received from local partnerships	84,330	29,830

Net cash provided by investing activities	49,851	75,321

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(108,676)

Net cash used in financing activities	(108,676)

Net increase (decrease) in cash and cash equivalents	(108,716)	5,904

Cash and cash equivalents at beginning of period	115,513	105,179

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,797	$111,083

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$81	$(3,745)

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2014 AND 2013
(UNAUDITED)

	2014	2013

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(62,192)	$(76,879)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties		(49,810)
Gain on redemptions from Pemberwick Fund	(355)
Other income from local partnerships	(32,330)	(29,830)
Decrease in accounts payable and accrued expenses	(14,103)	(37,857)
Increase in payable to general partner and affiliates	59,089	124,959

NET CASH USED IN OPERATING ACTIVITIES	$(49,891)	$(69,417)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2014
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2014 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2014 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of September 29, 2014, the Partnership holds a Local Partnership Interest in thirteen Local Partnerships (see discussion below regarding the sales of the Properties owned by Sugar Cane Villas, Ltd. (“Sugar Cane Villas”) and Queen Lane Investors (“Queen Lane”) and agreements entered into by the Partnership in connection with the anticipated sale of three Local Partnership Interests). The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Properties owned by the Local Partnerships and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

During the six months ended September 29, 2014, the Partnership sold its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership to an affiliate of the Local General Partners of such Local Partnerships. Although the Partnership received no proceeds in connection with the sale, the Partnership received $20,000 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships. Such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2014. Such Local Partnerships have a common Local General Partner.

During the six months ended September 29, 2014, the Property owned by Sugar Cane Villas was sold at a public sale; the Partnership received no proceeds in connection with the sale. The Local General Partner of Sugar Cane Villas reports that the mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas was unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure.  The Local General Partner of Sugar Cane Villas intends to dissolve Sugar Cane Villas as soon as possible.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2014
(UNAUDITED)

2.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2014, Queen Lane sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer; the Partnership received no proceeds in connection with the sale. The 99% Local Partnership Interest in Queen Lane was acquired along with American Tax Credit Properties II L.P. (“ATCP II”), an investment partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owns 48.5%. The Local General Partner of Queen Lane intends to dissolve Queen Lane as soon as possible.

During the six months ended September 29, 2014, the Partnership entered into purchase agreements to sell its Local Partnership Interests in Batesville Family, L.P., Lawrence Road Properties, Ltd. and Purvis Heights Properties, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $30,660; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, the Partnership will receive $7,763 for distributions that are due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. The sales are expected to close on or before December 30, 2014, subject to extension under the terms of the respective purchase agreements. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in such Local Partnerships were acquired along with ATCP II (see discussion above regarding Queen Lane), whereby the Partnership owns 61.75%. ATCP II is selling its interest in such Local Partnerships as part of the same transactions.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.08 per share as of September 29, 2014. An unrealized gain of $904 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of September 29, 2014. As of September 29, 2014, the Partnership has earned $40,301 of interest revenue from its investment in Pemberwick.

4.	Distributions to Partners

During the six months ended September 29, 2014, the Partnership made a distribution of $3.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $30,994 paid on behalf of certain of the limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The total distribution to the Limited Partners was $107,589; the distribution to the General Partner was $1,087.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2014, American Tax Credit Properties III L.P. (the “Registrant”) has experienced a significant change in financial condition as compared to March 30, 2014 resulting primarily from distributions made to the partners (see discussion below). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2014, Registrant received cash from interest revenue, redemptions from Pemberwick Fund, a short duration bond fund (“Pemberwick”) and distributions from Local Partnerships and utilized cash for operating expenses, investments in Pemberwick and distributions to the partners (see discussion below). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $74,000 during the six months ended September 29, 2014. Payable to general partner and affiliates in the accompanying unaudited balance sheet as of September 29, 2014 represents deferred management and administration fees.

During the six months ended September 29, 2014, Registrant made a distribution of $3.00 per unit of limited partnership interest to unit holders of record as of June 27, 2014; such amount includes nonresident state withholding taxes of $30,994 paid on behalf of certain of the limited partners (the “Limited Partners”) in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The total distribution to the Limited Partners was $107,589; the distribution to the General Partner was $1,087.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

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

Registrant’s operations for the three months ended September 29, 2014 and 2013 resulted in net losses of $49,591 and $57,265, respectively. Although there was not a significant change in net loss from fiscal 2013 to fiscal 2014, other income from local partnerships decreased by $25,000 and administration fees and management fees decreased, in the aggregate, by approximately $35,000. Other comprehensive loss for the three months ended September 29, 2014 resulted from an unrealized loss on investment in Pemberwick of $857.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Registrant’s operations for the six months ended September 29, 2014 and 2013 resulted in net losses of $62,192 and $76,879, respectively. Although there was not a significant change in net loss from fiscal 2013 to fiscal 2014, gain on sale of limited partner interests/local partnership properties decreased by approximately $50,000 and administration fees and management fees decreased, in the aggregate, by approximately $66,000. Other comprehensive income for the six months ended September 29, 2014 resulted from an unrealized gain on investment in Pemberwick of $81.

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of November 3, 2014, Registrant owns thirteen of the forty-three Local Partnership Interests initially acquired (see discussion below regarding the sales of the Properties owned by Sugar Cane Villas, Ltd. (“Sugar Cane Villas”) and Queen Lane Investors (“Queen Lane”) and agreements entered into by Registrant in connection with the anticipated sale of three Local Partnership Interests). In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the six months ended September 29, 2014, Registrant sold its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership to an affiliate of the Local General Partners of such Local Partnerships. Although Registrant received no proceeds in connection with the sale, Registrant received $20,000 for distributions that were due Registrant under the terms of the partnership agreements of such Local Partnerships. Such amount is included in other income from local partnerships in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2014. Such Local Partnerships have a common Local General Partner.

During the six months ended September 29, 2014, the Property owned by Sugar Cane Villas was sold at a public sale; Registrant received no proceeds in connection with the sale. The Local General Partner of Sugar Cane Villas reports that the mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas was unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure.  The Local General Partner of Sugar Cane Villas intends to dissolve Sugar Cane Villas as soon as possible.

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

During the six months ended September 29, 2014, Registrant entered into purchase agreements to sell its Local Partnership Interests in Batesville Family, L.P., Lawrence Road Properties, Ltd. and Purvis Heights Properties, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $30,660; such amount will be recorded as gain on sale of limited partner interests/local partnership properties. In addition, Registrant will receive $7,763 for distributions that are due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount will be recorded as other income from local partnerships. The sales are expected to close on or before December 30, 2014, subject to extension under the terms of the respective purchase agreements. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in such Local Partnerships were acquired along with ATCP II (see discussion above regarding Queen Lane), whereby Registrant owns 61.75%. ATCP II is selling its interest in such Local Partnerships as part of the same transactions.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the partnership agreements of the Local Partnerships grant the Local General Partners the power to direct the activities that most significantly impact the economic success of the Local Partnerships. As a result of cumulative equity losses and distributions, and the sales of certain Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during the year ended March 30, 2011.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4.                 Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2014. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of September 29, 2014.

There were no changes in Registrant’s internal control over financial reporting during the three months ended September 29, 2014 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

Registrant has entered into agreements to sell three of the thirteen Local Partnership Interests owned as of June 27, 2014 and another Local Partnership has sold its underlying Property. There have been no other material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

	Exhibit 31.1	Rule 13a-14(a)/15d-14(a)Certification of Chief Executive Officer.
	Exhibit 31.2	Rule 13a-14(a)/15d-14(a)Certification of Chief Financial Officer.
	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.
	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.
	Exhibit 101.ins	XBRL Instance.*
	Exhibit 101.xsd	XBRL Schema.*
	Exhibit 101.cal	XBRL Calculation.*
	Exhibit 101.def	XBRL Definition.*
	Exhibit 101.lab	XBRL Label.*
	Exhibit 101.pre	XBRL Presentation.*

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: November 3, 2014	/s/David Salzman
By: David Salzman
Chief Executive Officer

Dated: November 3, 2014	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: November 3, 2014	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director