Form 10-K
period 2015-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2015-06-26
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2015

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2015, Registrant owns eight of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

Six of the eight remaining Properties owned by the Local Partnerships have a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties. During the period that a subsidy agreement is in existence, approval of the subsidy provider may be required prior to the sale of a Local Partnership Interest or the transfer of the Property by the Local Partnership to another entity. There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Limited Partners.

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

Six of the eight remaining Properties owned by the Local Partnerships have a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties. The Local Partnerships are extremely reliant on such subsidies. If the respective rental subsidy programs were to be materially modified or eliminated, the Local Partnerships’ rental revenue would likely be significantly reduced. To the extent that revenues are not sufficient to meet operating expenses and service the respective mortgages of the Properties, such Local Partnership would be required to use reserves and any other funds available to avoid foreclosure of the subject Property. Registrant’s investments in the Local Partnerships are highly leveraged, and there can be no assurance that additional funds would be available to any Local Partnership or Registrant, if needed. In addition, there can be no assurance that, when a Property is sold, the proceeds from a sale will be sufficient to pay the balance due on the mortgage loans or any other outstanding indebtedness to which the Local Partnership is subject.

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

Limited Partners of Registrant may not receive a return of a significant portion of their original capital investment in Registrant.

To date, the only distribution received by the Limited Partners was related to nonresident state withholding taxes paid by Registrant on behalf of certain of the Limited Partners in connection with gains recognized by a certain Local Partnership; see discussion below in Item 5 - Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities. Accordingly, the only benefit of this investment may be the Low-income Housing Tax Credits.

Item 1B.               Unresolved Staff Comments.

Not applicable.

Item 2.                  Properties.

The executive offices of Registrant and the General Partner are located at 340 Pemberwick Road, Greenwich, Connecticut 06831. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant initially acquired Local Partnership Interests in forty-three Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2015, Registrant owns eight of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant’s remaining Local Partnership Interests and ultimately the dissolution of Registrant.

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

The initial Local Partnership Interests were acquired by Registrant from 1990 through 1992. Registrant owns a 99% Local Partnership Interest in the remaining Local Partnerships.

Six of the eight remaining Local Partnerships receive rental subsidy payments (see descriptions of the subsidies below). The subsidy agreements expire at various times. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income before debt service (“NOI”) and debt structure of any or all Local Partnerships currently receiving such subsidies.

Item 2.                  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2014		footnotes)
April Gardens Apartments II Limited Partnership (3) April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$--	(3)
Ashland Park Apartments, L.P. (3) Ashland Park Apartments Ashland, Nebraska	24	235,732		--	(3)
Auburn Family, L.P. (4), (8) Auburn Apartments Louisville, Mississippi	16	95,412		--	(4)
Batesville Family, L.P. (4), (13) Westridge Apartments Batesville, Mississippi	48	239,716	(2)	--	(4)
Bay Springs Elderly, L.P. (4), (8) Bay Springs Manor Bay Springs, Mississippi	24	208,820		--	(4)
Brisas del Mar Apartments Limited Partnership (3) Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		--	(3)
Bruce Housing Associates, L.P. (4), (8) Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	--	(4)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	--	(3)
Chestnut Park Apartments, L.P. (3) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		--	(3)
Chowan Senior Manor Associates Limited Partnership Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		1,115,208		(1a&b)
Christian Street Commons Associates (3) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		--	(3)

Item 2.                  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2014		footnotes)
Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$867,063		(1a&b)
Desarrollos de Belen Limited Partnership (4), (10) Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		--	(4)
Desarrollos de Emaus Limited Partnership (4), (10) Hucares II Apartments Naguabo, Puerto Rico	72	631,404		--	(4)
Ellinwood Heights Apartments, L.P. (4), (9) Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		--	(4)
Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930		(1a	)
Hayes Run Limited Partnership (3) Mashburn Gap Apartments Marshall, North Carolina	34	322,074		--	(3)
Howard L. Miller Sallisaw Apartments II, L.P. (3) Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		--	(3)
Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,170,363		(1a&b)
Ivy Family, L.P. (4), (8) Ivy Apartments Louisville, Mississippi	32	135,528	(2)	--	(4)
Justin Associates (3) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		--	(3)
LaBelle Commons, Ltd. (3), (5) LaBelle Commons LaBelle, Florida	32	253,580		--	(3)
Lawrence Road Properties, Ltd. (4), (13) Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	--	(4)

Item 2.                  Properties (Continued).

				Mortgage
Name of Local Partnership	Number			loans payable as of		Subsidy
Name of apartment complex	of rental	Capital		December 31,		(see
Apartment complex location	units	contribution		2014		footnotes)
Loma Del Norte Limited Partnership Loma Del Norte Apartments Anthony, New Mexico	40	$314,865		$1,333,861		(1a&b)
Long Reach Associates Limited Partnership Oak Ridge Apartments Bath, Maine	30	448,922		1,369,721		(1a&b)
Mirador del Toa Limited Partnership (3) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	(2)	--	(3)
Moore Haven Commons, Ltd. (3), (5) Moore Haven Commons Moore Haven, Florida	28	213,402		--	(3)
NP-89 Limited Dividend Housing Association Limited Partnership (3) Newport Apartments Clinton Township, Michigan	168	2,372,292		--	(3)
Nash Hill Associates, Limited Partnership Nash Hill Place Williamsburg, Massachusetts	28	302,575		1,664,080		(1a,b&c)
North Calhoun City, L.P. (4), (8) North Calhoun City Apartments Calhoun City, Mississippi	18	146,565		--	(4)
Orange City Plaza, Limited Partnership (3), (14) Orange City Plaza Apartments Orange City, Iowa	32	576,580		--	(3)
Puerta del Mar Limited Partnership (3) Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570		--	(3)
Purvis Heights Properties, L.P. (4), (13) Pineview Apartments Purvis, Mississippi	40	191,512	(2)	--	(4)
Queen Lane Investors (4), (6) Queen's Row Philadelphia, Pennsylvania	29	597,050	(2)	--	(4)
Somerset Manor, Ltd. (3) Somerset Manor Central City, Pennsylvania	24	208,465		--	(3)

Item 2.                  Properties (Continued).

			Mortgage
Name of Local Partnership	Number		loans payable as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2014		footnotes)
Sugar Cane Villas, Ltd. (4), (12) Sugar Cane Villas Pahokee, Florida	87	$751,560	$--	(4)
Summerfield Apartments Limited Partnership Summerfield Apartments Charlotte, North Carolina	52	1,088,667	1,242,000		(1a	)
Sydney Engel Associates L.P. (3), (7) The Castle New York, New York	224	3,201,874	--	(3)
Union Valley Associates Limited Partnership (4), (11) Union Valley Apartments Union Township, Pennsylvania	36	371,589	--	(4)
Walnut Grove Family, L.P. (4), (8) Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	--	(4)
Waynesboro Apartments Limited Partnership (4), (11) Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	--	(4)
West Calhoun City, L.P. (4), (8) West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	--	(4)
Westminster Apartments Limited Partnership (3) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--	(3)
		$29,384,966	$12,632,226

(1)	Description of Subsidies:

(a)	The Local Partnership’s debt structure includes a principal or interest payment subsidy.

(b)
The Rural Housing Service/Rural Development (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

(c)	The Commonwealth of Massachusetts participates in a rental assistance program.

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 in Note 5 to the accompanying financial statements.

Item 2.                  Properties (Continued).

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2014 in Note 5 to the accompanying financial statements.

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

(6)
The Local Partnership sold its underlying Property in June 2013. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(7)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2013. The combined statement of operations of the Local Partnerships for the year ended December 31, 2013 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2013.

(8)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014; such Local Partnerships have the same Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements does not include results of operations for such Local Partnerships.

(9)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in January 2014. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements does not include results of operations for such Local Partnership.

(10)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in March 2014; such Local Partnerships have the same Local General Partner. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships through the date of sale.

(11)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partners in April 2014; such Local Partnerships have a common Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships through the date of sale (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)
The Local Partnership’s underlying Property was sold at a public sale in June 2014. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2014 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2014; such Local Partnerships have the same Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2014 (see Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, herein).

(14)	Capital contributions include voluntary advances made to the Local Partnership.

Item 3.	Legal Proceedings.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 15, 2015 was approximately 1,308, holding an aggregate of 35,883 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Although Registrant does not anticipate that it will provide any cash distributions to its Limited Partners in the future, Registrant was required to pay nonresident state withholding taxes of $30,994 on behalf of certain of the Limited Partners in April 2014 in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Registrant made a distribution to the Limited Partners in the amount of approximately $3 per Unit in July 2014 to Unit holders of record as of June 27, 2014. The $3 per Unit includes the nonresident state withholding taxes referred to above. There were no cash distributions to the Beneficial Owners during the year ended March 30, 2014 or in any prior year.

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

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2015, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $281,679, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships’ Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests.

During the year ended March 30, 2015, Registrant received cash from interest revenue, redemptions from Pemberwick, distributions from Local Partnerships and proceeds from the sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters), and utilized cash for operating expenses, investments in Pemberwick and distributions to partners. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $306,000 during the year ended March 30, 2015, (which includes an unrealized loss on investment in Pemberwick in the amount of approximately $1,000). Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2015 represents deferred administration fees and management fees.

Results of Operations

Registrant’s operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships’ policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant’s share of each Local Partnership’s results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant’s investment balance in each Local Partnership. Equity in loss in excess of Registrant’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant’s financial statements include the operating results of all Local Partnerships in which Registrant owned an interest during the periods, irrespective of Registrant’s investment balances (see discussion above in Item 2 - Properties). As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance in a prior year.

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

Registrant’s operations for the years ended March 30, 2015 and 2014 resulted in net losses of $98,382 and $36,669, respectively. The increase is primarily attributable to (i) a decrease in gain on sale of limited partner interests/local partnership properties of approximately $41,000 and (ii) a decrease in other income from local partnerships of approximately $98,000, all partially offset by a decrease in administration and management fees in the aggregate of approximately $80,000. Other comprehensive loss for the year ended March 30, 2015 resulted from an unrealized loss on investment in Pemberwick of $1,160.

The Local Partnerships’ net income of approximately $1,151,000 for the year ended December 31, 2014 includes gain on sale of property of approximately $1,925,000, depreciation and amortization expense of approximately $895,000 and interest on non-mandatory debt of approximately $51,000, and does not include required principal payments on permanent mortgages of approximately $120,000. The Local Partnerships’ net income of approximately $1,006,000 for the year ended December 31, 2013 includes gain on sale of property of approximately $2,043,000, depreciation and amortization expense of approximately $2,424,000 and interest on non-mandatory debt of approximately $95,000, and does not include required principal payments on permanent mortgages of approximately $637,000. The results of operations of the Local Partnerships for the year ended December 31, 2014 are not necessarily indicative of the results that may be expected in future periods. Revenue and expense fluctuations from 2013 to 2014 have resulted primarily from Registrant’s sales of Local Partnership Interests and certain Local Partnerships’ Property sales.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 26, 2015, Registrant owns eight of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Six of the eight remaining Local Partnerships receive rental subsidy payments under the terms of agreements that expire at various times. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidies.

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

During the year ended March 30, 2015, Registrant sold its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership to an affiliate of the Local General Partners of such Local Partnerships. Although Registrant received no proceeds in connection with the sale, Registrant received $20,000 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships. Such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2015. Such Local Partnerships have a common Local General Partner.

During the year ended March 30, 2015, Registrant sold its Local Partnership Interests in Batesville Family, L.P., Lawrence Road Properties, Ltd. and Purvis Heights Properties, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $30,660; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2015. In addition, Registrant received $7,762 for distributions that were due to Registrant under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2015. Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in such Local Partnerships were acquired along with American Tax Credit Properties II L.P. (“ATCP II”), an investment partnership whose general partner is an affiliate of the General Partner, whereby Registrant owned 61.75%. ATCP II sold its interest in such Local Partnerships as part of the same transaction.

Item 7.                  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

During the year ended March 30, 2015, the Property owned by Sugar Cane Villas, Ltd. (“Sugar Cane Villas”) was sold at a public sale; Registrant received no proceeds in connection with the sale. The Local General Partner of Sugar Cane Villas reports that the mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas was unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure.  Sugar Cane Villas has since been dissolved.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant’s exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success.  As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or Registrant’s Local Partnership Interests, Registrant’s investment in local partnerships reached a zero balance during a prior year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2015 and 2014, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the years then ended. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 26, 2015

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2015 AND 2014

	2015	2014

ASSETS

Cash and liquid investments

Cash and cash equivalents	$52,011	$115,513
Investment in Pemberwick Fund - a short duration bond fund	229,668	472,181

Total cash and liquid investments	281,679	587,694

Due from local partnerships		52,000

	$281,679	$639,694

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$24,544	$34,728
Payable to general partner and affiliates	3,178,170	3,317,783

	3,202,714	3,352,511

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,813,109)	(2,713,640)
Limited partners (35,883 units of limited partnership interest outstanding)	(107,589)	--
Accumulated other comprehensive income (loss)	(337)	823

	(2,921,035)	(2,712,817)

	$281,679	$639,694

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2015 AND 2014

	2015	2014

REVENUE

Interest	$4,691	$8,371
Other income from local partnerships	52,982	150,699

TOTAL REVENUE	57,673	159,070

EXPENSES

Administration fees - affiliate	59,684	99,554
Management fees - affiliate	59,684	99,554
Professional fees	49,128	49,404
Printing, postage and other	18,219	19,240

TOTAL EXPENSES	186,715	267,752

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(129,042)	(108,682)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	30,660	72,013

NET LOSS	(98,382)	(36,669)

Other comprehensive loss - Pemberwick Fund	(1,160)	(4,277)

COMPREHENSIVE LOSS	$(99,542)	$(40,946)

NET LOSS ATTRIBUTABLE TO

General partner	$(98,382)	$(36,669)
Limited partners	--	--

	$(98,382)	$(36,669)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2015 AND 2014

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners' deficit, March 30, 2013	$(2,676,971)	$--	$5,100	$(2,671,871)

Net loss	(36,669)			(36,669)

Other comprehensive loss - Pemberwick Fund			(4,277)	(4,277)

Partners' equity (deficit), March 30, 2014	(2,713,640)	--	823	(2,712,817)

Net loss	(98,382)			(98,382)

Distributions to partners	(1,087)	(107,589)		(108,676)

Other comprehensive loss - Pemberwick Fund			(1,160)	(1,160)

Partners' equity (deficit), March 30, 2015	$(2,813,109)	$(107,589)	$(337)	$(2,921,035)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2015 AND 2014

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,074	$7,654
Cash paid for
Administration fees	(129,495)	(230,165)
Management fees	(129,486)	(129,474)
Professional fees	(59,098)	(68,502)
Printing, postage and other expenses	(18,433)	(21,396)

Net cash used in operating activities	(332,438)	(441,883)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(129,030)	(7,495)
Redemptions from Pemberwick Fund	371,000	289,000
Proceeds in connection with sale of limited partner interests/local partnership properties	30,660	72,013
Distributions received from local partnerships	104,982	98,699

Net cash provided by investing activities	377,612	452,217

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(108,676)

Net cash used in financing activities	(108,676)

Net increase (decrease) in cash and cash equivalents	(63,502)	10,334

Cash and cash equivalents at beginning of year	115,513	105,179

CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,011	$115,513

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(1,160)	$(4,277)

Increase in due from local partnerships included in other income from local partnerships		$52,000

See reconciliation of net loss to net cash used in operating activities on page 23.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2015 AND 2014

	2015	2014

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(98,382)	$(36,669)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(30,660)	(72,013)
Other income from local partnerships	(52,982)	(150,699)
Gain on redemptions from Pemberwick Fund	(617)	(717)
Decrease in payable to general partner and affiliates	(139,613)	(59,858)
Decrease in accounts payable and accrued expenses	(10,184)	(121,927)

NET CASH USED IN OPERATING ACTIVITIES	$(332,438)	$(441,883)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2015 AND 2014

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership’s results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance during a prior year.

The Partnership assessed the carrying value (the “Carrying Value”) of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the “Local General Partners”). In addition, the Local Partnerships’ partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships’ economic success. As described above, the Partnership’s investment in local partnerships has a zero balance.

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
MARCH 30, 2015 AND 2014

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

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”), an investment grade institutional short duration bond fund, at estimated fair value. Realized gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (the “IRS”) and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2010 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

2.	Capital Contributions and Distributions

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

Net loss was allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement, until such time as the Limited Partners' capital reached zero as a result of loss allocations, after which all losses have been allocated to the General Partner. During the year ended March 30, 2015, the Partnership paid nonresident state withholding taxes of $30,994 on behalf of certain of the Limited Partners in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. The Partnership also made a distribution to the Limited Partners in the amount of approximately $3 per Unit (an additional $76,595). The $3 per Unit includes the nonresident state withholding taxes referred to above; the pro-rata distribution to the General Partner was $1,087.

3.	Cash and Cash Equivalents

As of March 30, 2015, the Partnership has $52,011 in cash and cash equivalents. Of such amount, $51,882 is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the “FDIC”). The entire amount is FDIC insured as of March 30, 2015. The remaining $129 is held in an account at a financial institution in which such amount is invested in a portfolio of securities that are direct obligations of the U.S. Treasury and are backed by the full faith and credit of the United States of America.

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

The weighted average duration of Pemberwick’s assets is approximately 1.76 years as of March 30, 2015. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.06 and $10.07 per share as of March 30, 2015 and 2014, respectively. The Partnership’s investment in Pemberwick as of March 30, 2015 and 2014 is $229,668 and $472,181, respectively. An unrealized loss of $337 as of March 30, 2015 is reflected as accumulated other comprehensive loss in the accompanying balance sheet as of March 30, 2015. The Partnership has earned $42,114 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2015. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.06 as of May 31, 2015.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

4.	Investment in Pemberwick Fund (Continued)

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick’s inception and earned $613 and $904 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2015 and 2014, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in forty-three Local Partnerships. As of March 30, 2015, the Partnership owns a 99% Local Partnership Interest in the following eight Local Partnerships:

1.	Chowan Senior Manor Associates Limited Partnership;
2.	Country View Apartments;
3.	Fulton Street Houses Limited Partnership;
4.	Hurlock Meadow Limited Partnership;
5.	Loma Del Norte Limited Partnership;
6.	Long Reach Associates Limited Partnership;
7.	Nash Hill Associates, Limited Partnership; and
8.	Summerfield Apartments Limited Partnership.

In connection with the initial purchase of forty-three Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2015 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances to a certain Local Partnership and all of which has been paid.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the remaining Properties, six of which receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of the Local Partnerships receiving such subsidies. As of December 31, 2014, the Local Partnerships have outstanding mortgage loans payable totaling approximately $12,632,000 and accrued interest payable on such loans totaling approximately $1,128,000, which are secured by security interests and liens common to mortgage loans on the Local Partnerships' real property and other assets.

During the year ended March 30, 2015, the Partnership sold its Local Partnership Interests in Union Valley Associates Limited Partnership and Waynesboro Apartments Limited Partnership to an affiliate of the Local General Partners of such Local Partnerships. Although the Partnership received no proceeds in connection with the sale, the Partnership received $20,000 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships. Such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015 (see Note 1). Such Local Partnerships have a common Local General Partner.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

5.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2015, the Property owned by Sugar Cane Villas, Ltd. (“Sugar Cane Villas”) was sold at a public sale, in connection with which Sugar Cane Villas recognized a gain of $1,925,353; such amount is reflected in the combined statement of operations of the Local Partnerships for the year ended December 31, 2014 herein Note 5. The Partnership received no proceeds in connection with the sale. The Local General Partner of Sugar Cane Villas reports that the mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the current contract, without which Sugar Cane Villas was unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure.  Sugar Cane Villas has since been dissolved.

During the year ended March 30, 2015, the Partnership sold its Local Partnership Interests in Batesville Family, L.P., Lawrence Road Properties, Ltd. and Purvis Heights Properties, L.P. to an affiliate of the Local General Partner of such Local Partnerships for a total of $30,660; such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015. In addition, the Partnership received $7,762 for distributions that were due to the Partnership under the terms of the partnership agreements of such Local Partnerships; such amount is included in other income from local partnerships in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2015 (see Note 1). Such Local Partnerships have the same Local General Partner. The 99% Local Partnership Interests in such Local Partnerships were acquired along with American Tax Credit Properties II L.P. (“ATCP II”), an investment partnership whose general partner is an affiliate of the General Partner, whereby the Partnership owned 61.75%. ATCP II sold its interest in such Local Partnerships as part of the same transaction.

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

During the year ended March 30, 2014, Queen Lane Investors (“Queen Lane”) sold its underlying Property to its first mortgage lender under the terms of an Option to Purchase and Right of First Offer, in connection with which Queen Lane recognized a gain of $2,042,871; such amount is reflected in the combined statement of operations of the Local Partnerships for the year ended December 31, 2013 herein Note 5. The Partnership received no proceeds in connection with the sale. The 99% Local Partnership Interest in Queen Lane was acquired along with ATCP II (see discussion above herein Note 5), whereby the Partnership owned 48.5%; Queen Lane has since been dissolved.

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
MARCH 30, 2015 AND 2014

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

Equity in loss of investment in local partnerships is limited to the Partnership’s investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $563,127 and $1,006,176 for the years ended December 31, 2014 and 2013, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The Partnership’s investment in local partnerships reached a zero balance during a prior year (see Note 1). The amounts reflected as the Partnership’s investment balance in the combined balance sheets of the Local Partnerships herein Note 5 represent cumulative Carrying Value adjustments made by the Partnership (see Note 1).

The combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 30 and 31, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2014 and 2013 are as follows:

	2014	2013

ASSETS

Cash and cash equivalents	$469,966	$834,672
Rents receivable	56,452	161,197
Escrow deposits and reserves	991,099	2,516,017
Land	693,933	1,540,423
Buildings and improvements (net of accumulated depreciation of $13,760,023 and $31,626,053)	6,284,166	16,975,809
Intangible assets (net of accumulated amortization of $46,340 and $100,693)	11,305	13,007
Other assets	187,830	617,452

	$8,694,751	$22,658,577

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$199,015	$339,171
Due to related parties	1,004,918	3,328,459
Mortgage loans	12,632,226	31,588,586
Accrued interest	1,128,395	1,088,936
Other liabilities	145,862	370,983

	15,110,416	36,716,135

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	4,852,168	9,251,695
Cumulative loss	(4,260,176)	(8,585,297)

	591,992	666,398

General partners and other limited partners
Capital contributions, net of distributions	(55,549)	(1,534,297)
Cumulative loss	(6,952,108)	(13,189,659)

	(7,007,657)	(14,723,956)

	(6,415,665)	(14,057,558)

	$8,694,751	$22,658,577

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2014 and 2013 are as follows:

	2014	2013

REVENUE

Rental	$3,285,530	$8,293,056
Interest and other	79,115	196,976

TOTAL REVENUE	3,364,645	8,490,032

EXPENSES

Administrative	578,136	1,169,368
Payroll	486,280	983,479
Utilities	370,158	1,079,522
Operating and maintenance	627,612	1,699,524
Taxes and insurance	464,288	896,950
Financial	716,936	1,273,593
Depreciation and amortization	895,273	2,424,298

TOTAL EXPENSES	4,138,683	9,526,734

LOSS BEFORE GAIN ON SALE OF PROPERTY	(774,038)	(1,036,702)

GAIN ON SALE OF PROPERTY	1,925,353	2,042,871

NET INCOME	$1,151,315	$1,006,169

NET INCOME ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$--	$--
General partners and other limited partners (includes $563,127 and $1,006,176 of Partnership losses in excess of investment and specially allocated income of $1,730,073 and $1,017,912)	1,151,315	1,006,169

	$1,151,315	$1,006,169

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

6.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or .14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to .06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees of $52,141 and $81,290 for the years ended March 30, 2015 and 2014, respectively, and Additional Management Fees of $7,543 and $18,264 for the years ended March 30, 2015 and 2014, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,590,208 and $1,660,010 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2015 and 2014, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or .14% of Invested Assets, while the annual Additional Administration Fee is equal to .06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees of $52,141 and $81,290 for the years ended March 30, 2015 and 2014, respectively, and Additional Administration Fees of $7,543 and $18,264 for the years ended March 30, 2015 and 2014, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $1,587,962 and $1,657,773 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2015 and 2014, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

7.	Taxable Income

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2015 and 2014 to the tax return income for the years ended December 31, 2014 and 2013 is as follows:

	2015	2014

Financial statement net loss for the years ended March 30, 2015 and 2014	$(98,382)	$(36,669)

Add (less) net transactions occurring between
January 1, 2013 and March 30, 2013	--	(96,256)
January 1, 2014 and March 30, 2014	117,510	(117,510)
January 1, 2015 and March 30, 2015	34,658	--

Adjusted financial statement net income (loss) for the years ended December 31, 2014 and 2013	53,786	(250,435)

Management Fees and Administration Fees deductible for tax purposes when paid	(161,024)	7,965

Equity in income (loss) of investment in local partnerships	1,336,561	(419,059)

Gain on sale of limited partner interests/local partnership properties	7,463,243	4,501,931

Other income from local partnerships	(160,923)	(36,506)

Other differences	--	3,156

Tax return income for the years ended December 31, 2014 and 2013	$8,531,643	$3,807,052

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2014 and 2013 are as follows:

	2014	2013

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(9,222,052)	(17,860,933)

	$9,222,052	$17,860,933

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2015 AND 2014

8.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund, a short duration bond fund

The weighted average duration of Pemberwick’s assets is approximately 1.76 years as of March 30, 2015. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $10.06 and $10.07 per share as of March 30, 2015 and 2014, respectively. The Partnership’s investment in Pemberwick as of March 30, 2015 and 2014 is carried at its fair value of $229,668 and $472,181, respectively. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.06 as of May 31, 2015.

Investment in local partnerships

The Partnership assessed the Carrying Value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. The investment in local partnerships, carried at zero as of March 30, 2015 and 2014, approximates fair value.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2015.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2015 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Registrant has no officers or directors. The General Partner manages Registrant's affairs and has general responsibility and authority in all matters affecting its business. The responsibilities of the General Partner are currently carried out by Richman Housing. The executive officers and director of Richman Housing are:

Served in present
Name	capacity since1	Position held

Richard Paul Richman	September 21, 1989	Director
Brian Myers	June 19, 2015	President
James Hussey	January 20, 2009	Vice President and Treasurer
Gina K. Dodge	September 21, 1989	Vice President and Secretary
Charles L. Krafnick	February 1, 2001	Assistant Treasurer

1Director holds office until his successor is elected and qualified.  All officers serve at the pleasure of the Director.

Richard Paul Richman, age 67, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Brian Myers, age 51, is the President of Richman Housing Credits and the President of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing Credits. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall asset management operations of RAM in connection with Registrant’s investment in the Local Partnerships.

James Hussey, age 54, is a Vice President and the Treasurer of Richman Housing Credits. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the partnership management and finance operations of RAM.

Gina K. Dodge, age 59, is a Vice President and the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 53, is an Assistant Treasurer of Richman Housing and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and partnership management functions.

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

Item 11.                Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the years ended March 30, 2015 and 2014. During the years ended March 30, 2015 and 2014, Richman Housing did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

JJJ Fund, LLC and an affiliate, having the mailing address 7463 E. Beryl, Scottsdale, Arizona 85258 are the owners of 2,788 Units, representing approximately 7.77% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,931 Units, representing approximately 8.17% of all such Units. As of June 15, 2015, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.                Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2016.

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

Indebtedness of Management.

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2015 and 2014.

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

Item 14.                Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2015 and 2014:

	2015	2014

Audit Fees	$28,000	$28,000
Audit-Related Fees	--	--
Tax Fees	$11,250	$11,250
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2015 and 2014.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2015 and 2014 principal accountant fees and services.

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

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2015 and 2014; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2015 and 2014; (iii) Statements of Changes in Partners’ Equity (Deficit) for the years ended March 30, 2015 and 2014; and (iv) Statements of Cash Flows for the years ended March 30, 2015 and 2014

*Filed herewith.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 26, 2015	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 26, 2015	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the general	June 26, 2015
(Brian Myers)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 26, 2015
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of	June 26, 2015
(Richard Paul Richman)	the General Partner