Form 10-Q
period 2015-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2015-08-11
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2015

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2015	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$47,711	$52,011
Investment in Pemberwick Fund, a short duration bond fund	229,749	229,668

	$277,460	$281,679

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$31,313	$24,544
Payable to general partner and affiliates	3,201,030	3,178,170

	3,232,343	3,202,714

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,846,500)	(2,813,109)
Limited partners (35,883 units of limited partnership interest outstanding)	(107,589)	(107,589)
Accumulated other comprehensive loss	(794)	(337)

	(2,954,883)	(2,921,035)

	$277,460	$281,679

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2015 AND 2014
(UNAUDITED)

	2015	2014

REVENUE

Interest	$566	$1,211
Other income from local partnerships	4,080	32,330

TOTAL REVENUE	4,646	33,541

EXPENSES

Administration fees	12,175	16,074
Management fees	12,175	16,074
Professional fees	11,679	13,462
Printing, postage and other	2,008	532

TOTAL EXPENSES	38,037	46,142

NET LOSS	(33,391)	(12,601)

Other comprehensive income (loss) - Pemberwick Fund	(457)	938

COMPREHENSIVE LOSS	$(33,848)	$(11,663)

NET LOSS ATTRIBUTABLE TO

General partner	$(33,391)	$(12,601)
Limited partners	--	--

	$(33,391)	$(12,601)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2015 AND 2014
(UNAUDITED)

	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$566	$1,211
Cash paid for
Administration fees	(1,490)	(2,248)
Professional fees	(3,570)	(15,323)
Printing, postage and other expenses	(3,348)	(2,086)

Net cash used in operating activities	(7,842)	(18,446)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(538)	(126,207)
Distributions received from local partnerships	4,080	84,330

Net cash provided by (used in) investing activities	3,542	(41,877)

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to limited partners		(30,994)

Net cash used in financing activities		(30,994)

Net decrease in cash and cash equivalents	(4,300)	(91,317)

Cash and cash equivalents at beginning of period	52,011	115,513

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$47,711	$24,196

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$(457)	$938

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2015 AND 2014
(UNAUDITED)

	2015	2014

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(33,391)	$(12,601)

Adjustments to reconcile net loss to net cash used in operating activities

Other income from local partnerships	(4,080)	(32,330)
Increase (decrease) in accounts payable and accrued expenses	6,769	(3,415)
Increase in payable to general partner and affiliates	22,860	29,900

NET CASH USED IN OPERATING ACTIVITIES	$(7,842)	$(18,446)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2015
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the “Partnership”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the “General Partner”), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2015 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2015 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the “Local Partnership Interests”) in forty-three partnerships (the “Local Partnerships”) representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the “Advances”) made to a certain Local Partnership and all of which has been paid. As of June 29, 2015, the Partnership holds a Local Partnership Interest in eight Local Partnerships. The Partnership has no legal obligation to fund any operating deficits of the Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the “Local General Partners”) on an unaudited basis during interim periods.

In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in each Local Partnership. Equity in loss in excess of the Partnership’s investment balance in a Local Partnership is allocated to other partners’ capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships’ Properties and/or the Partnership’s Local Partnership Interests, the Partnership’s investment in local partnerships reached a zero balance in a prior year.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) at estimated fair value. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification (“ASC”) Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick’s net asset value (“NAV”) is $10.04 per share as of June 29, 2015. An unrealized loss of $794 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of June 29, 2015. The Partnership has earned $42,653 of interest revenue from the date of its initial investment in Pemberwick through June 29, 2015.

4.	Additional Information

Additional information, including the audited March 30, 2015 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2015 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2015, American Tax Credit Properties III L.P. (the “Registrant”) has not experienced a significant change in financial condition as compared to March 30, 2015. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant owns a limited partner equity interest (the “Local Partnership Interests”) in partnerships (the “Local Partnerships”), which own low-income multifamily residential complexes (the “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2015, Registrant received cash from interest revenue and distributions from Local Partnerships and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund (“Pemberwick”). Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $4,000 during the three months ended June 29, 2015 (which includes an unrealized loss on investment in Pemberwick of approximately $500). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of June 29, 2015 represents deferred management and administration fees.

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

Registrant’s operations for the three months ended June 29, 2015 and 2014 resulted in net losses of $33,391 and $12,601, respectively. The increase is primarily the result of a decrease in other income from local partnerships of approximately $28,000, partially offset by a net decrease in operating expenses of approximately $8,000. Other comprehensive loss for the three months ended June 29, 2015 resulted from an unrealized loss on investment in Pemberwick of $457.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 11, 2015, Registrant owns eight of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located throughout the United States. Six of the remaining eight Local Partnerships receive rental subsidy payments under the terms of agreements that expire at various times. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income (“NOI”) before debt service and debt structure of any or all Local Partnerships currently receiving such subsidies.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4.                 Controls and Procedures (Continued).

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2015. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant’s disclosure controls and procedures were effective as of June 29, 2015.

There were no changes in Registrant’s internal control over financial reporting during the three months ended June 29, 2015 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Part II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.              Risk Factors.

There have been no material changes from the risk factors previously disclosed in Item 1A of Registrant’s Annual Report on Form 10-K for the year ended March 30, 2015.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: August 11, 2015	/s/ Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: August 11, 2015	/s/ James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 11, 2015	/s/ Richard Paul Richman
By: Richard Paul Richman
Sole Director