Form 10-K
period 2016-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2016-06-20
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "accelerated filer," large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer                Accelerated Filer                   Non-Accelerated Filer                      Smaller Reporting Company       X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No    X

Documents incorporated by reference:
Pages 14 through 19, 20 through 31, 44 through 71 and 78 through 80 of the Registrant's prospectus dated February 7, 1990, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3, Supplement No. 4, Supplement No. 5 and Supplement No. 6 dated June 6, 1990, November 21, 1990, December 20, 1990, October 30, 1991, December 26, 1991 and January 15, 1992, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, and filed as Exhibits hereto, are incorporated by reference into Part I of this Annual Report.

PART I

Item 1.        Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties III L.P. (the "Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"), through the acquisition of limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. The Local Partnerships hold their respective Properties in fee.  Registrant initially invested in forty-three such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

On March 12, 1990, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 150,000 units of limited partnership interest (the "Units") at $1,000 per Unit to investors (the "Limited Partners").  On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992 the closings for 19,730, 9,622, 5,227 and 1,304 Units, respectively, took place, amounting to aggregate Limited Partners' capital contributions of $35,883,000.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns three of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

Item 1.           Business (Continued).

Financial Information About Industry Segments

Registrant is engaged solely in the business of owning a Local Partnership Interest in each of the Local Partnerships. A presentation of information regarding industry segments is not applicable and would not be material to an understanding of Registrant's business taken as a whole. See Item 8 below - Financial Statements and Supplementary Information.

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

Regulation

The following is a brief summary of certain regulations applicable to Registrant and is not, nor should it be considered, a full summary of the law or all related issues. Other than as set forth above and below, Registrant is not aware of any existing or probable federal, state or local governmental regulations, or any recent changes to such governmental regulations, which would have an effect on Registrant's business.

Two of the three remaining Properties owned by the Local Partnerships have some form of a government funded rental subsidy that affords the low-income tenants the ability to reside at the Properties. During the period that a subsidy agreement is in existence, approval of the subsidy provider may be required prior to the sale of a Local Partnership Interest or the transfer of the Property by the Local Partnership to another entity. There can be no assurance that the required governmental agencies will approve any of the requested transfers, that such approvals will be received in a timely manner or that other conditions will not be imposed for such approvals. The failure to obtain or a delay in obtaining any required approvals would have adverse consequences to the Limited Partners.

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

Certain of the Local Partnerships are subject to restrictions on the amount of annual cash distributions to partners under the terms of such Local Partnerships' loan, regulatory or other agreements.

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

Registrant initially acquired Local Partnership Interests in forty-three Local Partnerships. As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns three of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties, which Registrant intends will result in a termination of Registrant's remaining Local Partnership Interests and ultimately the dissolution of Registrant.

In the event a sale of the remaining Properties cannot be consummated, it is the General Partner's intention to sell or assign Registrant's remaining Local Partnership Interests. It is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. In addition, certain of the Local Partnerships entered into agreements with Extended Use Provisions with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period. While the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. There can be no assurance as to when the Local Partnerships will dispose of the Properties, when Registrant will dispose of the remaining Local Partnership Interests or the amount of proceeds which may be received in such dispositions. In addition to amounts that remain outstanding under the terms of the debt structure of the respective Local Partnerships, certain Local Partnerships have outstanding obligations to the Local General Partners and/or affiliates thereof for operating advances made over the years and for certain fees that were deferred.

The initial Local Partnership Interests were acquired by Registrant from 1990 through 1992. Registrant owns a 99% Local Partnership Interest in the remaining Local Partnerships.

Two of the three remaining Local Partnerships receive rental subsidy payments (see descriptions of the subsidies below). The subsidy agreements expire at various times. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income before debt service ("NOI") and debt structure of any or all Local Partnerships currently receiving such subsidies.

Item 2.           Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
April Gardens Apartments II Limited Partnership (3) April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581		$--	(3)
Ashland Park Apartments, L.P. (3) Ashland Park Apartments Ashland, Nebraska	24	235,732		--	(3)
Auburn Family, L.P. (3), (5) Auburn Apartments Louisville, Mississippi	16	95,412		--	(3)
Batesville Family, L.P. (3), (10) Westridge Apartments Batesville, Mississippi	48	239,716	(2)	--	(3)
Bay Springs Elderly, L.P. (3), (5) Bay Springs Manor Bay Springs, Mississippi	24	208,820		--	(3)
Brisas del Mar Apartments Limited Partnership (3) Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172		--	(3)
Bruce Housing Associates, L.P. (3), (5) Bruce Family Apartments Bruce, Mississippi	40	183,155	(2)	--	(3)
Carrington Limited Dividend Housing Association Limited Partnership (3) Carrington Place Farmington Hills, Michigan	100	2,174,720	(2)	--	(3)
Chestnut Park Apartments, L.P. (3) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576		--	(3)
Chowan Senior Manor Associates Limited Partnership (4), (11) Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405		--	(4)
Christian Street Commons Associates (3) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645		--	(3)

Item 2.           Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
Country View Apartments Country View Apartments Pembroke, Maine	16	$279,183		$858,546		(1a&b	)
Desarrollos de Belen Limited Partnership (3), (7) Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	422,929		--	(3)
Desarrollos de Emaus Limited Partnership (3), (7) Hucares II Apartments Naguabo, Puerto Rico	72	631,404		--	(3)
Ellinwood Heights Apartments, L.P. (3), (6) Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261		--	(3)
Fulton Street Houses Limited Partnership Fulton Street Townhouse Apartments New York, New York	35	1,948,081		3,869,930		(1a	)
Hayes Run Limited Partnership (3) Mashburn Gap Apartments Marshall, North Carolina	34	322,074		--	(3)
Howard L. Miller Sallisaw Apartments II, L.P. (3) Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158		--	(3)
Hurlock Meadow Limited Partnership Hurlock Meadow Apartments Hurlock, Maryland	30	284,218		1,158,234		(1a&b	)
Ivy Family, L.P. (3), (5) Ivy Apartments Louisville, Mississippi	32	135,528	(2)	--	(3)
Justin Associates (3) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723		--	(3)
LaBelle Commons, Ltd. (3) LaBelle Commons LaBelle, Florida	32	253,580		--	(3)
Lawrence Road Properties, Ltd. (3), (10) Hillcrest Apartments Newton, Mississippi	24	123,799	(2)	--	(3)

Item 2.           Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution		Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
Loma Del Norte Limited Partnership (4), (13) Loma Del Norte Apartments Anthony, New Mexico	40	$314,865		$--	(4)
Long Reach Associates Limited Partnership (4), (12) Oak Ridge Apartments Bath, Maine	30	448,922		--	(4)
Mirador del Toa Limited Partnership (3) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	(2)	--	(3)
Moore Haven Commons, Ltd. (3) Moore Haven Commons Moore Haven, Florida	28	213,402		--	(3)
NP-89 Limited Dividend Housing Association Limited Partnership (3) Newport Apartments Clinton Township, Michigan	168	2,372,292		--	(3)
Nash Hill Associates, Limited Partnership (4), (12) Nash Hill Place Williamsburg, Massachusetts	28	302,575		--	(4)
North Calhoun City, L.P. (3), (5) North Calhoun City Apartments Calhoun City, Mississippi	18	146,565		--	(3)
Orange City Plaza, Limited Partnership (3), (15) Orange City Plaza Apartments Orange City, Iowa	32	576,580		--	(3)
Puerta del Mar Limited Partnership (3) Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570		--	(3)
Purvis Heights Properties, L.P. (3), (10) Pineview Apartments Purvis, Mississippi	40	191,512	(2)	--	(3)
Queen Lane Investors (3) Queen's Row Philadelphia, Pennsylvania	29	597,050	(2)	--	(3)
Somerset Manor, Ltd. (3) Somerset Manor Central City, Pennsylvania	24	208,465		--	(3)

Item 2.           Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2015		Subsidy (see footnotes)
Sugar Cane Villas, Ltd. (3), (9) Sugar Cane Villas Pahokee, Florida	87	$751,560	$--	(3)
Summerfield Apartments Limited Partnership (14) Summerfield Apartments Charlotte, North Carolina	52	1,088,667	1,242,000
Sydney Engel Associates, L.P. (3) The Castle New York, New York	224	3,201,874	--	(3)
Union Valley Associates Limited Partnership (3), (8) Union Valley Apartments Union Township, Pennsylvania	36	371,589	--	(3)
Walnut Grove Family, L.P. (3), (5) Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	--	(3)
Waynesboro Apartments Limited Partnership (3), (8) Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	--	(3)
West Calhoun City, L.P. (3), (5) West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	--	(3)
Westminster Apartments Limited Partnership (3) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--	(3)
		$29,384,966	$7,128,710

(1)	Description of Subsidies:

(a) The Local Partnership's debt structure includes a principal or interest payment subsidy.

(b)
The Rural Housing Service/Rural Development (formerly the Farmers Home Administration) of the United States Department of Agriculture Rental Assistance Program allows qualified low-income tenants to receive rental subsidies.

(2)	Reflects amount attributable to Registrant only.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 in Note 5 to the accompanying financial statements.

(4)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2015 in Note 5 to the accompanying financial statements.

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

(9)
The Local Partnership's underlying Property was sold at a public sale in June 2014. The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2014.

(10)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2014; such Local Partnerships have the same Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2014 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2014.

(11)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2015 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(12)
Registrant sold its Local Partnership Interest to an affiliate of one of the Local General Partners in December 2015; such Local Partnerships have a common Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2015 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(13)
Registrant sold its Local Partnership Interest to an affiliate of one of the Local General Partners in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2015 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(14)
The Local Partnership sold its underlying Property to an unaffiliated third party in May 2016 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(15)	Capital contributions include voluntary advances made to the Local Partnership.

Item 3.        Legal Proceedings.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 8, 2016 was approximately 1,292, holding an aggregate of 35,883 Units.

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

Distributions

Registrant owns a Local Partnership Interest in Local Partnerships that are the owners of Properties that are leveraged and receive government assistance in various forms of rental and debt service subsidies. The distribution of cash flow generated by the Local Partnerships may be restricted, as determined by each Local Partnership's financing and subsidy agreements. Although Registrant does not anticipate that it will provide any cash distributions to its Limited Partners in the future, Registrant was required to pay nonresident state withholding taxes of $30,994 on behalf of certain of the Limited Partners in April 2014 in connection with gains recognized by a Local Partnership for the year ended December 31, 2013. Registrant made a distribution to the Limited Partners in the amount of approximately $3 per Unit in July 2014 to Unit holders of record as of June 27, 2014. The $3 per Unit includes the nonresident state withholding taxes referred to above. There were no cash distributions to the Limited Partners during the year ended March 30, 2016.

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

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the "Limited Partners") in four closings with aggregate Limited Partners' capital contributions of $35,883,000. In connection with the offering of the sale of units (the "Units"), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partner interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"). The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2016, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") totaling $341,486, which is available for operating expenses of Registrant and circumstances which may arise in connection with the Local Partnerships. Future sources of Registrant funds are expected to be primarily from interest earned on working capital and limited cash distributions from Local Partnerships. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to each specific Local Partnership, Registrant may be entitled to sales proceeds of certain Local Partnerships' Properties and may receive proceeds in the event of a sale of its remaining Local Partnership Interests. See discussion below under Local Partnership Matters regarding Summerfield Apartments Limited Partnership's ("Summerfield Apartments") sale of its underlying Property subsequent to March 30, 2016.

During the year ended March 30, 2016, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds from the sale of certain Local Partnership Interests (see discussion below under Local Partnership Matters), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $60,000 during the year ended March 30, 2016. Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2016 represents deferred administration and management fees.

Results of Operations

Registrant's operating results are dependent, in part, upon the operating results of the Local Partnerships and are impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. However, the combined statements of operations of the Local Partnerships reflected in Note 5 to Registrant's financial statements include the operating results of all Local Partnerships in which Registrant owned an interest during the periods, irrespective of Registrant's investment balances (see discussion above in Item 2 - Properties). As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

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

Registrant's operations for the years ended March 30, 2016 and 2015 resulted in net losses of $29,191 and $98,382, respectively. The decrease is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $85,000 and (ii) a decrease in administration and management fees in the aggregate of approximately $29,000, all partially offset by a decrease in other income from local partnerships of approximately $47,000. Other comprehensive loss for the year ended March 30, 2016 resulted from an unrealized loss on investment in Pemberwick of $456.

The remaining Local Partnerships' net loss of approximately $374,000 for the year ended December 31, 2015 includes depreciation and amortization expense of approximately $667,000 and interest on non-mandatory debt of approximately $99,000, and does not include required principal payments on permanent mortgages of approximately $80,000. The remaining Local Partnerships' net income of approximately $1,151,000 for the year ended December 31, 2014 includes gain on sale of property of approximately $1,925,000, depreciation and amortization expense of approximately $895,000 and interest on non-mandatory debt of approximately $96,000, and does not include required principal payments on permanent mortgages of approximately $120,000. The results of operations of the Local Partnerships for the year ended December 31, 2015 are not indicative of the results that may be expected in future periods. Revenue and expense fluctuations from 2014 to 2015 have resulted from Registrant's sales of Local Partnership Interests and certain Local Partnerships' Property sales.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2016, Registrant owns three of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

The remaining Properties are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Maine, Maryland and New York. Two of the three remaining Local Partnerships receive rental subsidy payments under the terms of agreements that expire at various times. Registrant cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income ("NOI") before debt service and debt structure of any or all Local Partnerships currently receiving such subsidies.

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

During the year ended March 30, 2016, Registrant sold its Local Partnership Interest in Chowan Senior Manor Associates Limited Partnership ("Chowan Senior Manor") to an affiliate of the Local General Partner of Chowan Senior Manor. Registrant received $10,500 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016.

During the year ended March 30, 2016, Registrant sold its Local Partnership Interests in Long Reach Associates Limited Partnership and Nash Hill Associates Limited Partnership to an affiliate of one of the Local General Partners of such Local Partnerships. Such Local Partnerships have a common Local General Partner. Registrant received $20,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016.

During the year ended March 30, 2016, Registrant sold its Local Partnership Interest in Loma del Norte Limited Partnership ("Loma del Norte") to an affiliate of one of the Local General Partners of Loma del Norte. Registrant received $85,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2016.

In May 2016, Summerfield Apartments sold its underlying Property to an unaffiliated third party; Registrant received $837,665 in connection with the sale. Registrant may be entitled to additional proceeds after further resolution of the accounts of Summerfield Apartments.

Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Inflation

Inflation is not expected to have a material adverse impact on Registrant's operations.

Contractual Obligations

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Off - Balance Sheet Arrangements

Registrant does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on Registrant's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Limited Partners.

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

•
Registrant does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary. Registrant's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. Registrant's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the Local General Partners. In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success.  As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance during a prior year.

Forward-Looking Information

As a cautionary note, with the exception of historical facts, the matters discussed in this annual report on Form 10-K are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Forward-looking statements may relate to, among other things, current expectations, forecasts of future events, future actions, future performance generally, business development activities, capital expenditures, strategies, the outcome of contingencies, future financial results, financing sources and availability and the effects of regulation and competition. Words such as "anticipate," "expect," "intend," "plan," "seek," "estimate" and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. Registrant may also provide written forward-looking statements in other materials released to the public. Such statements are made in good faith by Registrant pursuant to the "Safe Harbor" provisions of the Reform Act. Registrant undertakes no obligation to update publicly or revise any forward-looking statement, whether as a result of new information, future events or otherwise. Such forward-looking statements involve known risks, uncertainties and other factors that may cause Registrant's actual results of operations or actions to be materially different from future results of operations or actions expressed or implied by the forward-looking statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the "Partnership") as of March 30, 2016 and 2015, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2016 and 2015 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 20, 2016

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2016 AND 2015

	2016	2015

ASSETS

Cash and liquid investments

Cash and cash equivalents	$110,119	$52,011
Investment in Pemberwick Fund - a short duration bond fund	231,367	229,668

	$341,486	$281,679

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$32,120	$24,544
Payable to general partner and affiliates	3,260,048	3,178,170

	3,292,168	3,202,714

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,842,300)	(2,813,109)
Limited partners (35,883 units of limited partnership interest outstanding)	(107,589)	(107,589)
Accumulated other comprehensive loss	(793)	(337)

	(2,950,682)	(2,921,035)

	$341,486	$281,679

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2016 AND 2015

	2016	2015

REVENUE

Interest	$2,264	$4,691
Other income from local partnerships	5,917	52,982

TOTAL REVENUE	8,181	57,673

EXPENSES

Administration fees - affiliate	45,390	59,684
Management fees - affiliate	45,390	59,684
Professional fees	51,252	49,128
Printing, postage and other	10,840	18,219

TOTAL EXPENSES	152,872	186,715

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(144,691)	(129,042)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	115,500	30,660

NET LOSS	(29,191)	(98,382)

Other comprehensive loss - Pemberwick Fund	(456)	(1,160)

COMPREHENSIVE LOSS	$(29,647)	$(99,542)

NET LOSS ATTRIBUTABLE TO

General partner	$(29,191)	$(98,382)
Limited partners	--	--

	$(29,191)	$(98,382)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2016 AND 2015

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners' equity (deficit), March 30, 2014	$(2,713,640)	$--	$823	$(2,712,817)

Net loss	(98,382)			(98,382)

Distributions to partners	(1,087)	(107,589)		(108,676)

Other comprehensive loss - Pemberwick Fund			(1,160)	(1,160)

Partners' deficit, March 30, 2015	(2,813,109)	(107,589)	(337)	(2,921,035)

Net loss	(29,191)			(29,191)

Other comprehensive loss - Pemberwick Fund			(456)	(456)

Partners' deficit, March 30, 2016	$(2,842,300)	$(107,589)	$(793)	$(2,950,682)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2016 AND 2015

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$2,264	$4,074
Cash paid for
Administration fees	(8,902)	(129,495)
Management fees		(129,486)
Professional fees	(42,336)	(59,098)
Printing, postage and other expenses	(12,180)	(18,433)

Net cash used in operating activities	(61,154)	(332,438)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(2,155)	(129,030)
Redemptions from Pemberwick Fund		371,000
Proceeds in connection with sale of limited partner interests/local partnership properties	115,500	30,660
Distributions received from local partnerships	5,917	104,982

Net cash provided by investing activities	119,262	377,612

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(108,676)

Net cash used in financing activities		(108,676)

Net increase (decrease) in cash and cash equivalents	58,108	(63,502)

Cash and cash equivalents at beginning of year	52,011	115,513

CASH AND CASH EQUIVALENTS AT END OF YEAR	$110,119	$52,011

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(456)	$(1,160)

See reconciliation of net loss to net cash used in operating activities on page 20.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2016 AND 2015

	2016	2015

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(29,191)	$(98,382)

Adjustments to reconcile net loss to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(115,500)	(30,660)
Other income from local partnerships	(5,917)	(52,982)
Gain on redemptions from Pemberwick Fund		(617)
Increase (decrease) in payable to general partner and affiliates	81,878	(139,613)
Increase (decrease) in accounts payable and accrued expenses	7,576	(10,184)

NET CASH USED IN OPERATING ACTIVITIES	$(61,154)	$(332,438)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2016 AND 2015

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners (the "Limited Partners") on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"), through the acquisition of limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Such interests were acquired from 1990 to 1992. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the General Partner of the Partnership.

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

Investment in Local Partnerships

The Partnership accounts for its investment in local partnerships in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of each Local Partnership's results of operations and by cash distributions received. Equity in loss of each investment in Local Partnership allocated to the Partnership is recognized to the extent of the Partnership's investment balance in each Local Partnership. Equity in loss in excess of the Partnership's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. Previously unrecognized equity in loss of any Local Partnership is recognized in the fiscal year in which equity in income is earned by such Local Partnership or additional investment is made by the Partnership. Distributions received subsequent to the elimination of an investment balance for any such investment in a Local Partnership are recorded as other income from local partnerships. As a result of cumulative equity losses and distributions and the sale of certain Local Partnerships' Properties and/or the Partnership's Local Partnership Interests, the Partnership's investment in local partnerships reached a zero balance during a prior year.

The Partnership assessed the carrying value (the "Carrying Value") of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment.

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the "Local General Partners"). In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As described above, the Partnership's investment in local partnerships has a zero balance.

Advances and additional capital contributions (collectively the "Advances") that are not required under the terms of the Local Partnerships' partnership agreements but which are made to the Local Partnerships are recorded as investment in local partnerships. Certain Advances are considered by the Partnership to be voluntary loans to the respective Local Partnerships and the Partnership may be reimbursed at a future date to the extent such Local Partnerships generate distributable cash flow or receive proceeds from sale or refinancing.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

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

Fair Value Measurements

ASC Topic 820 clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing the asset or liability and establishes the following fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access;

•	Level 2 inputs may include quoted prices for similar assets and liabilities in active markets, as well as interest rates and yield curves that are observable at commonly quoted intervals; and

•	Level 3 inputs are unobservable inputs for the asset or liability that are typically based on an entity's own assumptions as there is little, if any, related market activity.

For instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the fair value measurement will fall within the lowest level input that is significant to the fair value measurement in its entirety.

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund ("Pemberwick"), an investment grade institutional short duration bond fund, at estimated fair value. Realized gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (the "IRS") and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2011 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

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

As of March 30, 2016, the Partnership has $110,119 in cash and cash equivalents, all of which is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the "FDIC"). The entire amount is FDIC insured as of March 30, 2016.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at estimated fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that 95% of Pemberwick's assets will be rated "A-" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick's assets is approximately 1.57 years as of March 30, 2016. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick's net asset value ("NAV") is $10.04 and $10.06 per share as of March 30, 2016 and 2015, respectively. The Partnership's investment in Pemberwick as of March 30, 2016 and 2015 is $231,367 and $229,668, respectively. An unrealized loss of $793 as of March 30, 2016 is reflected as accumulated other comprehensive loss in the accompanying balance sheet as of March 30, 2016. The Partnership has earned $44,268 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2016. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick's NAV was $10.04 as of May 31, 2016.

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived 70% of its fee earned since Pemberwick's inception and earned $346 and $613 in connection with the Partnership's investment in Pemberwick for the years ended March 30, 2016 and 2015, respectively, enough to cover its direct costs. The Advisor's asset management affiliate, Richman Asset Management, Inc. ("RAM") has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in forty-three Local Partnerships. As of March 30, 2016, the Partnership owns a 99% Local Partnership Interest in the following four Local Partnerships:

1.	Country View Apartments ("Country View");
2.	Fulton Street Houses Limited Partnership ("Fulton Street");
3.	Hurlock Meadow Limited Partnership ("Hurlock Meadow"); and
4.	Summerfield Apartments Limited Partnership ("Summerfield Apartments").

In connection with the initial purchase of forty-three Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2016 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances to a certain Local Partnership and all of which has been paid. See discussion below herein Note 5 regarding Summerfield Apartments' sale of its underlying Property subsequent to March 30, 2016.

The remaining Properties, excluding Summerfield Apartments, are principally comprised of subsidized and leveraged low-income multifamily residential complexes located in Maine (Country View), New York (Fulton Street) and Maryland (Hurlock Meadow). The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of the remaining Properties, of which Country View and Hurlock Meadow receive project based rental subsidy payments pursuant to subsidy agreements, are subject to specific laws, regulations and agreements with federal and state agencies. The subsidies expire at various times. The Partnership cannot predict legislative initiatives and governmental budget negotiations, the outcome of which could result in a reduction in funds available for the various federal and state administered housing programs. Such changes could adversely affect the future net operating income and debt structure of Country View and Hurlock Meadow. As of December 31, 2015, the remaining Local Partnerships have outstanding mortgage loans payable totaling approximately $7,129,000 and accrued interest payable on such loans totaling approximately $1,104,000, which are secured by security interests and liens common to mortgage loans on the remaining Local Partnerships' real property and other assets.

During the year ended March 30, 2016, the Partnership sold its Local Partnership Interest in Chowan Senior Manor Associates Limited Partnership ("Chowan Senior Manor") to an affiliate of the Local General Partner of Chowan Senior Manor. The Partnership received $10,500 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2016.

During the year ended March 30, 2016, the Partnership sold its Local Partnership Interests in Long Reach Associates Limited Partnership and Nash Hill Associates Limited Partnership to an affiliate of one of the Local General Partners of such Local Partnerships. Such Local Partnerships have a common Local General Partner. The Partnership received $20,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2016.

During the year ended March 30, 2016, the Partnership sold its Local Partnership Interest in Loma del Norte Limited Partnership ("Loma del Norte") to an affiliate of one of the Local General Partners of Loma del Norte. The Partnership received $85,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2016.

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
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

During the year ended March 30, 2015, the Property owned by Sugar Cane Villas, Ltd. ("Sugar Cane Villas") was sold at a public sale, in connection with which Sugar Cane Villas recognized a gain of $1,925,353; such amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2014 herein Note 5. The Partnership received no proceeds in connection with the sale. The Local General Partner of Sugar Cane Villas reported that the mortgage lender, which also provided project based rental assistance to Sugar Cane Villas under the terms of a contract subject to annual renewals, did not renew the rental assistance upon expiration of the contract, without which Sugar Cane Villas was unable to make the mandatory debt service payments required under the terms of its mortgages. Such non-renewal is permitted under the terms of the contract. As a result, the lender commenced a foreclosure action and the applicable jurisdiction issued a Final Judgment of Foreclosure.  Sugar Cane Villas has since been dissolved.

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

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $357,472 and $563,127 for the years ended December 31, 2015 and 2014, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The Partnership's investment in local partnerships reached a zero balance during a prior year (see Note 1). The amounts reflected as the Partnership's investment balance in the combined balance sheets of the Local Partnerships herein Note 5 represent cumulative Carrying Value adjustments made by the Partnership (see Note 1).

In May 2016, Summerfield Apartments sold its underlying Property to an unaffiliated entity; the Partnership received $837,665 in connection with the sale. The Partnership may be entitled to additional proceeds after further resolution of the accounts of Summerfield Apartments.

The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 26 and 27, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5).

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2015 and 2014 are as follows:

	2015	2014

ASSETS

Cash and cash equivalents	$231,648	$469,966
Rents receivable	25,548	56,452
Escrow deposits and reserves	576,857	991,099
Land	280,636	693,933
Buildings and improvements (net of accumulated depreciation of $9,256,386 and $13,760,023)	2,986,398	6,284,166
Intangible assets (net of accumulated amortization of $48,042 and $46,340)	9,603	11,305
Other assets	164,337	187,830

	$4,275,027	$8,694,751

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$145,799	$199,015
Due to related parties	741,518	1,004,918
Mortgage loans	7,128,710	12,632,226
Accrued interest	1,104,636	1,128,395
Other liabilities	91,314	145,862

	9,211,977	15,110,416

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	3,546,235	4,852,168
Cumulative loss	(2,954,243)	(4,260,176)

	591,992	591,992

General partners and other limited partners
Capital contributions, net of distributions	11,858	(55,549)
Cumulative loss	(5,540,800)	(6,952,108)

	(5,528,942)	(7,007,657)

	(4,936,950)	(6,415,665)

	$4,275,027	$8,694,751

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2015 and 2014 are as follows:

	2015	2014

REVENUE

Rental	$2,298,420	$3,285,530
Interest and other	32,970	79,115

TOTAL REVENUE	2,331,390	3,364,645

EXPENSES

Administrative	284,119	578,136
Payroll	311,376	486,280
Utilities	299,113	370,158
Operating and maintenance	429,266	627,612
Taxes and insurance	241,695	464,288
Financial	472,459	716,936
Depreciation and amortization	667,464	895,273

TOTAL EXPENSES	2,705,492	4,138,683

LOSS BEFORE GAIN ON SALE OF PROPERTY	(374,102)	(774,038)

GAIN ON SALE OF PROPERTY	--	1,925,353

NET INCOME (LOSS)	$(374,102)	$1,151,315

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$--	$--
General partners and other limited partners (includes $357,472 and $563,127 of Partnership losses in excess of investment and specially allocated income of $0 and $1,730,073)	(374,102)	1,151,315

	$(374,102)	$1,151,315

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

6.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the "Management Fee") and an annual additional management fee (the "Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or .14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to .06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees of $40,872 and $52,141 for the years ended March 30, 2016 and 2015, respectively, and Additional Management Fees of $4,518 and $7,543 for the years ended March 30, 2016 and 2015, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,635,598 and $1,590,208 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2016 and 2015, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the "Administration Fee") and an annual additional administration fee (the "Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or .14% of Invested Assets, while the annual Additional Administration Fee is equal to .06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees of $40,872 and $52,141 for the years ended March 30, 2016 and 2015, respectively, and Additional Administration Fees of $4,518 and $7,543 for the years ended March 30, 2016 and 2015, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $1,624,450 and $1,587,962 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2016 and 2015, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

7.	Taxable Income

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2016 and 2015 to the tax return income for the years ended December 31, 2015 and 2014 is as follows:

	2016	2015

Financial statement net loss for the years ended March 30, 2016 and 2015	$(29,191)	$(98,382)

Add (less) net transactions occurring between
January 1, 2014 and March 30, 2014	--	117,510
January 1, 2015 and March 30, 2015	(34,658)	34,658
January 1, 2016 and March 30, 2016	(72,175)	--

Adjusted financial statement net income (loss) for the years ended December 31, 2015 and 2014	(136,024)	53,786

Management Fees and Administration Fees deductible for tax purposes when paid	88,477	(161,024)

Equity in income (loss) of investment in local partnerships	(475,518)	1,336,561

Gain on sale of limited partner interests/local partnership properties	3,326,944	7,463,243

Other income from local partnerships	(14,507)	(160,923)

Other differences	251	--

Tax return income for the years ended December 31, 2015 and 2014	$2,789,623	$8,531,643

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2015 and 2014 are as follows:

	2015	2014

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(6,490,136)	(9,222,052)

	$6,490,136	$9,222,052

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2016 AND 2015

8.	Fair Value of Financial Instruments

The estimated fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund, a short duration bond fund

The estimated fair value of Pemberwick is based on current market quotes received from active markets. Pemberwick's NAV is calculated and published daily (see Note 4).

Investment in local partnerships

The Partnership assessed the Carrying Value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred. If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. Although the investment in local partnerships is carried at zero as of March 30, 2016 and 2015, Summerfield Apartments was able to negotiate a sale of its underlying Property subsequent to March 30, 2016 (see Note 5).

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant's disclosure controls and procedures were effective as of March 30, 2016.

Management's Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant's internal control over financial reporting was effective as of March 30, 2016.

This Annual Report does not include an attestation report of Registrant's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Registrant's independent registered public accounting firm pursuant to rules of the SEC that permit Registrant to provide only management's report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant's internal control over financial reporting during the three months ended March 30, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Richard Paul Richman, age 68, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman Tax Credits Inc., an affiliate of Richman Housing and the general partner of the general partner of American Tax Credit Properties II L.P. and the sole director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Brian Myers, age 52, is the President of Richman Housing and the President of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall partnership management operations of RAM in connection with Registrant's investment in the Local Partnerships.

James Hussey, age 55, is a Vice President and the Treasurer of Richman Housing. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 60, is a Vice President and the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 54, is an Assistant Treasurer of Richman Housing and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

Registrant is not aware of any family relationship between the director and executive officers listed in this Item 10.

Registrant is not aware of the involvement in certain legal proceedings with respect to the director and executive officers listed in this Item 10.

Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant (the "Audit Committee"). Each of Mr. Richman, Mr. Hussey and Mr. Krafnick meets the qualifications of an audit committee financial expert. Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under the NASDAQ Stock Market independence standards; however Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee.

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

Item 11.     Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the years ended March 30, 2016 and 2015. During the years ended March 30, 2016 and 2015, Richman Housing did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

JJJ Fund, LLC and an affiliate thereof, having the mailing address 2 North Central Avenue, 15th Floor, Phoenix, Arizona 85004 are the owners of 2,788 Units, representing approximately 7.77% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,931 Units, representing approximately 8.17% of all such Units. As of June 8, 2016, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.        Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2017.

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

Indebtedness of Management

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2016 and 2015.

Item 13.        Certain Relationships and Related Transactions and Director Independence (Continued).

Corporate Governance

As discussed elsewhere in this Annual Report, Registrant does not have any directors, although as noted above Mr. Richman, Mr. Hussey and Mr. Krafnick serve on a committee that performs the functions of an audit committee on behalf of Registrant. Under NASDAQ Stock Market independence standards, Mr. Richman, Mr. Hussey and Mr. Krafnick would not be considered independent as they serve as director/officers of Richman Housing. Although Mr. Richman, Mr. Hussey and Mr. Krafnick are not independent under NASDAQ rules, Registrant believes that each exercises his judgment in the best interest of Registrant with respect to matters that would ordinarily be passed upon by an audit committee. Registrant is not a listed issuer whose securities are listed on a national securities exchange, or an inter-dealer quotation system which has requirements that a majority of the board of directors be independent, and Registrant is not required to have an audit committee which consists of independent directors and meets the other requirements of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

Item 14.        Principal Accountant Fees and Services.

Registrant's independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2016 and 2015:

	2016	2015

Audit Fees	$28,000	$28,000
Audit-Related Fees	--	--
Tax Fees	$10,250	$11,250
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant's interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2016 and 2015.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2016 and 2015 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to
4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant's Prospectus filed February 15, 1990 (File No. 33-31390)

10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.4	Amended No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to
10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to
10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report for the year ended March 30, 1999 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to
10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

16.1	Letter to the Securities and Exchange Commission from Reznick Group, P.C., dated November 9, 2012	Exhibit 16.1 to Current Report on Form 8-K filed on November 9, 2012

16.2	Letter to the Securities and Exchange Commission from CohnReznick LLP, dated July 24, 2013	Exhibit 16.1 to Current Report on Form 8-K filed on July 24, 2013

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 20 through 31 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.2	Pages 44 through 71 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.3	Pages 78 through 80 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.4	Pages 14 through 19 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.5	Supplement No. 1 dated June 6, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.6	Supplement No. 2 dated November 21, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.7	Supplement No. 3 dated December 20, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.8	Supplement No. 4 dated October 30, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to
99.9	Supplement No. 5 dated December 26, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.10	Supplement No. 6 dated January 15, 1992 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.11	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.12	Independent Auditor's Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.13	Independent Auditors' Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.16	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-19217)

99.17	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-19217)

99.18	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.18 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.19	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2008	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.20	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2009	Exhibit 99.20 to Form 10-K Report for the year ended March 30, 2010 (File No. 0-19217)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

Incorporated by
	Exhibit	Reference to

**101 CAL	XBRL Calculation Linkbase Document

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101	Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2016, formatted in Extensible Business Reporting Language ("XBRL"); (i) Balance Sheets as of March 30, 2016 and 2015; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2016 and 2015; (iii) Statements of Changes in Partners' Equity (Deficit) for the years ended March 30, 2016 and 2015; and (iv) Statements of Cash Flows for the years ended March 30, 2016 and 2015

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form  10-K shall not be deemed "filed" for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that  section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 20, 2016	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 20, 2016	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the general	June 20, 2016
(Brian Myers)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 20, 2016
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of	June 20, 2016
(Richard Paul Richman)	the General Partner