Form 10-Q
period 2016-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2016-08-01
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2016

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2016	2016

ASSETS

Cash and liquid investments

Cash and cash equivalents	$254,446	$110,119
Investment in Pemberwick Fund, a short duration bond fund	893,553	231,367

	$1,147,999	$341,486

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$10,543	$32,120
Payable to general partner and affiliates	3,269,294	3,260,048

	3,279,837	3,292,168

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,024,804)	(2,842,300)
Limited partners (35,883 units of limited partnership interest outstanding)	(107,589)	(107,589)
Accumulated other comprehensive income (loss)	555	(793)

	(2,131,838)	(2,950,682)

	$1,147,999	$341,486

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

REVENUE

Interest	$958	$566
Other income from local partnerships	5,000	4,080

TOTAL REVENUE	5,958	4,646

EXPENSES

Administration fees	5,738	12,175
Management fees	5,738	12,175
Professional fees	9,731	11,679
Printing, postage and other	4,920	2,008

TOTAL EXPENSES	26,127	38,037

LOSS BEFORE GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(20,169)	(33,391)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/ LOCAL PARTNERSHIP PROPERTIES	837,665

NET INCOME (LOSS)	817,496	(33,391)

Other comprehensive income (loss) - Pemberwick Fund	1,348	(457)

COMPREHENSIVE INCOME (LOSS)	$818,844	$(33,848)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$817,496	$(33,391)
Limited partners	--	--

	$817,496	$(33,391)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$958	$566
Cash paid for
Administration fees	(2,230)	(1,490)
Professional fees	(31,308)	(3,570)
Printing, postage and other expenses	(4,920)	(3,348)

Net cash used in operating activities	(37,500)	(7,842)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	837,665
Investments in Pemberwick Fund	(660,838)	(538)
Distributions received from local partnerships	5,000	4,080

Net cash provided by investing activities	181,827	3,542

Net increase (decrease) in cash and cash equivalents	144,327	(4,300)

Cash and cash equivalents at beginning of period	110,119	52,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$254,446	$47,711

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$1,348	$(457)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$817,496	$(33,391)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(837,665)
Other income from local partnerships	(5,000)	(4,080)
Increase (decrease) in accounts payable and accrued expenses	(21,577)	6,769
Increase in payable to general partner and affiliates	9,246	22,860

NET CASH USED IN OPERATING ACTIVITIES	$(37,500)	$(7,842)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2016
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2016 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2016 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the "Advances") made to a certain Local Partnership and all of which has been paid. As of June 29, 2016, the Partnership holds a Local Partnership Interest in three Local Partnerships. The Partnership has no legal obligation to fund any operating deficits of the remaining Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the "Local General Partners") on an unaudited basis during interim periods.

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

During the three months ended June 29, 2016, Summerfield Apartments Limited Partnership ("Summerfield Apartments") sold its underlying Property to an unaffiliated entity; the Partnership received $837,665 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2016. The Partnership may be entitled to additional proceeds after further resolution of the accounts of Summerfield Apartments. The Local General Partner of Summerfield Apartments will dissolve Summerfield Apartments as soon as possible.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.07 per share as of June 29, 2016. An unrealized gain of $555 is reflected as accumulated other comprehensive income in the accompanying unaudited balance sheet as of June 29, 2016. The Partnership has earned $45,105 of interest revenue from the date of its initial investment in Pemberwick through June 29, 2016.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2016
(UNAUDITED)

4.	Additional Information

Additional information, including the audited March 30, 2016 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2016 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2016, American Tax Credit Properties III L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2016 resulting primarily from the receipt of approximately $838,000 in connection with Summerfield Apartments Limited Partnership's ("Summerfield Apartments") sale of its underlying property (see discussion below under Results of Operations and Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. During the three months ended June 29, 2016, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with Summerfield Apartments (see discussion above), and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund ("Pemberwick"). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $807,000 during the three months ended June 29, 2016 (which includes an unrealized gain on investment in Pemberwick of approximately $1,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of June 29, 2016 represents deferred management and administration fees.

Results of Operations

Registrant's operating results are dependent, in part, on the operating results of the Local Partnerships and are impacted by the Local Partnerships' policies. In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in local partnerships in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of each Local Partnership's results of operations and by cash distributions received. In the event the operations of a Local Partnership result in a loss, equity in loss of each investment in Local Partnership allocated to Registrant is recognized to the extent of Registrant's investment balance in each Local Partnership. Equity in loss in excess of Registrant's investment balance in a Local Partnership is allocated to other partners' capital in any such Local Partnership. As a result of cumulative equity losses and distributions, and the sales of certain Local Partnerships' Properties and/or Registrant's Local Partnership Interests, Registrant's investment in local partnerships reached a zero balance in a prior year.

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

Registrant's operations for the three months ended June 29, 2016 and 2015 resulted in net income (loss) of $817,496 and $(33,391), respectively. The increase in net income is primarily the result of (i) gain on sale of limited partner interests/local partnership properties of approximately $838,000 recognized during the three months ended June 29, 2016 and (ii) a decrease in management and administration fees, in the aggregate, of approximately $13,000. Other comprehensive income for the three months ended June 29, 2016 resulted from an unrealized gain on investment in Pemberwick of $1,348.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the "Limited Partners"), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of August 1, 2016, Registrant owns three of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

The remaining Local Partnerships have financing structures which include (i) required debt service payments ("Mandatory Debt Service") and (ii) debt service payments which are payable only from available cash flow subject to the terms and conditions of the notes, which may be subject to specific laws, regulations and agreements with appropriate federal and state agencies ("Non-Mandatory Debt Service or Interest"). Registrant has no legal obligation to fund any operating deficits of the remaining Local Partnerships.

During the three months ended June 29, 2016, Summerfield Apartments sold its underlying Property to an unaffiliated entity; Registrant received $837,665 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the three months ended June 29, 2016. Registrant may be entitled to additional proceeds after further resolution of the accounts of Summerfield Apartments. The Local General Partner of Summerfield Apartments will dissolve Summerfield Apartments as soon as possible.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of June 29, 2016.

There were no changes in Registrant's internal control over financial reporting during the three months ended June 29, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: August 1, 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: August 1, 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 1, 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director