Form 10-Q/A
period 2016-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2016-08-01
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
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

EXPLANATORY NOTE

This Form 10-Q/A is filed soley for the purpose of including the XBRL related information in Exhibit 101.  No changes have been made to the Form 10-Q for the period ended 06/29/2016 filed previously.

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