Form 10-Q
period 2016-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2016-10-20
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2016

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

Large Accelerated Filer Accelerated Filer Non-Accelerated Filer Smaller Reporting Company _X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2016	2016
ASSETS

Cash and liquid investments

Cash and cash equivalents	$265,079	$110,119
Investment in Pemberwick Fund, a short duration bond fund	894,668	231,367

	$1,159,747	$341,486

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$17,615	$32,120
Payable to general partner and affiliates	3,281,666	3,260,048

	3,299,281	3,292,168

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,031,612)	(2,842,300)
Limited partners (35,883 units of limited partnership interest outstanding)	(107,589)	(107,589)
Accumulated other comprehensive loss	(333)	(793)

	(2,139,534)	(2,950,682)

	$1,159,747	$341,486

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)

	Three Months Ended September 29,	Six Months Ended September 29,	Three Months Ended September 29,	Six Months Ended September 29,
	2016	2016	2015	2015

REVENUE

Interest	$2,248	$3,206	$515	$1,081
Other income from local partnerships	1,967	6,967	1,837	5,917

TOTAL REVENUE	4,215	10,173	2,352	6,998

EXPENSES

Administration fees	7,300	13,038	12,176	24,351
Management fees	7,300	13,038	12,176	24,351
Professional fees	10,805	20,536	13,470	25,149
Printing, postage and other	5,890	10,810	4,992	7,000

TOTAL EXPENSES	31,295	57,422	42,814	80,851

LOSS BEFORE GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(27,080)	(47,249)	(40,462)	(73,853)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	20,272	857,937

NET INCOME (LOSS)	(6,808)	810,688	(40,462)	(73,853)

Other comprehensive income (loss) - investment in Pemberwick Fund	(888)	460		(457)

COMPREHENSIVE INCOME (LOSS)	$(7,696)	$811,148	$(40,462)	$(74,310)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(6,808)	$810,688	$(40,462)	$(73,853)
Limited partners	--	--	--	--

	$(6,808)	$810,688	$(40,462)	$(73,853)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$3,206	$1,081
Cash paid for
Administration fees	(4,458)	(4,460)
Professional fees	(35,041)	(30,728)
Printing, postage and other expenses	(10,810)	(8,340)

Net cash used in operating activities	(47,103)	(42,447)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	857,937
Investments in Pemberwick Fund	(662,841)	(1,043)
Distributions received from local partnerships	6,967	5,917

Net cash provided by investing activities	202,063	4,874

Net increase (decrease) in cash and cash equivalents	154,960	(37,573)

Cash and cash equivalents at beginning of period	110,119	52,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$265,079	$14,438

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$460	$(457)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2016 AND 2015
(UNAUDITED)

	2016	2015

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$810,688	$(73,853)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(857,937)
Other income from local partnerships	(6,967)	(5,917)
Decrease in accounts payable and accrued expenses	(14,505)	(6,919)
Increase in payable to general partner and affiliates	21,618	44,242

NET CASH USED IN OPERATING ACTIVITIES	$(47,103)	$(42,447)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2016
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2016 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2016 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the "Advances") made to a certain Local Partnership and all of which has been paid. As of September 29, 2016, the Partnership holds a Local Partnership Interest in three Local Partnerships. The Partnership has no legal obligation to fund any operating deficits of the remaining Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the "Local General Partners") on an unaudited basis during interim periods.

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

During the six months ended September 29, 2016, Summerfield Apartments Limited Partnership ("Summerfield Apartments") sold its underlying Property to an unaffiliated entity; the Partnership received $857,937 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2016. The Local General Partner of Summerfield Apartments will dissolve Summerfield Apartments as soon as possible.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.06 per share as of September 29, 2016. An unrealized loss of $333 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of September 29, 2016. The Partnership has earned $47,108 of interest revenue from the date of its initial investment in Pemberwick through September 29, 2016.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2016
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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2016, American Tax Credit Properties III L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2016 resulting primarily from the receipt of approximately $858,000 in connection with Summerfield Apartments Limited Partnership's ("Summerfield Apartments") sale of its underlying property (see discussion below under Results of Operations and Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. During the six months ended September 29, 2016, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with Summerfield Apartments (see discussion above), and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund ("Pemberwick"). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $818,000 during the six months ended September 29, 2016. Payable to general partner and affiliates in the accompanying unaudited balance sheet as of September 29, 2016 represents deferred management and administration fees.

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

Registrant's operations for the three months ended September 29, 2016 and 2015 resulted in losses of $6,808 and $40,462, respectively. The decrease is primarily the result of (i) gain on sale of limited partner interests/local partnership properties of approximately $20,000 recognized during the three months ended September 29, 2016 and (ii) a decrease in management and administration fees, in the aggregate, of approximately $10,000. Other comprehensive loss for the three months ended September 29, 2016 resulted from an unrealized loss on investment in Pemberwick of $888.

Registrant's operations for the six months ended September 29, 2016 and 2015 resulted in net income (loss) of $810,688 and $(73,853), respectively. The increase in net income is primarily the result of (i) gain on sale of limited partner interests/local partnership properties of approximately $858,000 recognized during the six months ended September 29, 2016 and (ii) a decrease in management and administration fees, in the aggregate, of approximately $23,000. Other comprehensive income for the six months ended September 29, 2016 resulted from an unrealized gain on investment in Pemberwick of $460.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of Operations  (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the "Limited Partners"), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of October 20, 2016, Registrant owns three of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale cannot be consummated, it is the General Partner's intention to sell or assign Registrant's remaining Local Partnership Interests. It is uncertain as to the amount, if any, that Registrant will receive with respect to each specific Property from such sales or assignments. Registrant intends to dissolve after the final disposition of its remaining Local Partnership Interests; there can be no assurance as to when Registrant will dispose of its remaining Local Partnership Interests.

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

During the six months ended September 29, 2016, Summerfield Apartments sold its underlying Property to an unaffiliated entity; Registrant received $857,937 in connection with the sale. Such amount is reflected as gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the six months ended September 29, 2016. The Local General Partner of Summerfield Apartments will dissolve Summerfield Apartments as soon as possible.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of September 29, 2016.

There were no changes in Registrant's internal control over financial reporting during the three months ended September 29, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: October 20, 2016	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: October 20, 2016	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: October 20, 2016	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director