Form 10-Q
period 2016-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2017-02-02
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2016

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to ____________

Commission File Number: 0-19217

American Tax Credit Properties III L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Organization	13-3545006 (I.R.S. Employer Incorporation or Identification No.)

Richman Tax Credit Properties III L.P. 340 Pemberwick Road Greenwich, Connecticut (Address of Principal Executive Offices)	06831 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2016	2016

ASSETS

Cash and liquid investments

Cash and cash equivalents	$280,039	$110,119
Investment in Pemberwick Fund, a short duration bond fund	893,178	231,367

	$1,173,217	$341,486

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$25,276	$32,120
Deferred revenue	7,000
Payable to general partner and affiliates	3,293,574	3,260,048

	3,325,850	3,292,168

Commitments and contingencies

Partners' equity (deficit)

General partner	(2,041,151)	(2,842,300)
Limited partners (35,883 units of limited partnership interest outstanding)	(107,589)	(107,589)
Accumulated other comprehensive loss	(3,893)	(793)

	(2,152,633)	(2,950,682)

	$1,173,217	$341,486

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2016 AND 2015
(UNAUDITED)

	Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	2016	2016	2015	2015

REVENUE

Interest	$2,315	$5,521	$543	$1,624
Other income from local partnerships		6,967		5,917

TOTAL REVENUE	2,315	12,488	543	7,541

EXPENSES

Administration fees	7,067	20,105	12,174	36,525
Management fees	7,067	20,105	12,174	36,525
Professional fees	10,058	30,594	10,989	36,138
Printing, postage and other	2,662	13,472	3,219	10,219

TOTAL EXPENSES	26,854	84,276	38,556	119,407

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(24,539)	(71,788)	(38,013)	(111,866)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	15,000	872,937	10,500	10,500

NET INCOME (LOSS)	(9,539)	801,149	(27,513)	(101,366)

Other comprehensive loss - investment in Pemberwick Fund	(3,560)	(3,100)	(689)	(1,146)

COMPREHENSIVE INCOME (LOSS)	$(13,099)	$798,049	$(28,202)	$(102,512)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(9,539)	$801,149	$(27,513)	$(101,366)
Limited partners	--	--	--	--

	$(9,539)	$801,149	$(27,513)	$(101,366)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$5,521	$1,624
Cash paid for
Administration fees	(6,684)	(6,680)
Professional fees	(39,911)	(34,654)
Printing, postage and other expenses	(10,999)	(11,559)

Net cash used in operating activities	(52,073)	(51,269)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties	879,937	30,500
Investments in Pemberwick Fund	(664,911)	(1,578)
Distributions received from local partnerships	6,967	5,917

Net cash provided by investing activities	221,993	34,839

Net increase (decrease) in cash and cash equivalents	169,920	(16,430)

Cash and cash equivalents at beginning of period	110,119	52,011

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$280,039	$35,581

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(3,100)	$(1,146)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2016 AND 2015
(UNAUDITED)

	2016	2015

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$801,149	$(101,366)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(872,937)	(10,500)
Other income from local partnerships	(6,967)	(5,917)
Increase (decrease) in accounts payable and accrued expenses	(6,844)	144
Increase in payable to general partner and affiliates	33,526	66,370

NET CASH USED IN OPERATING ACTIVITIES	$(52,073)	$(51,269)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2016
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2016 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2016 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the "Advances") made to a certain Local Partnership and all of which has been paid. As of December 30, 2016, the Partnership holds a Local Partnership Interest in two Local Partnerships (see discussion below regarding the Partnership's sale of its Local Partnership Interest in Country View Apartments ("Country View") subsequent to December 30, 2016. The Partnership has no legal obligation to fund any operating deficits of the remaining Local Partnerships. The results of operations of the Local Partnerships are provided by the general partners of the Local Partnerships (the "Local General Partners") on an unaudited basis during interim periods.

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

During the nine months ended December 30, 2016, Summerfield Apartments Limited Partnership ("Summerfield Apartments") sold its underlying Property to an unaffiliated entity; the Partnership received $857,937 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2016. Summerfield Apartments has since been dissolved.

During the nine months ended December 30, 2016, the Partnership sold its Local Partnership Interest in Hurlock Meadow Limited Partnership ("Hurlock Meadow") to an unaffiliated entity; the Partnership received $15,000 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2016.

Subsequent to December 30, 2016, the Partnership sold its Local Partnership Interest in Country View to one of the Local General Partners of Country View. The Partnership received $7,000 during the nine months ended December 30, 2016 in connection with the sale; such amount is reflected as deferred revenue in the accompanying unaudited balance sheet as of December 30, 2016.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2016
(UNAUDITED)

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.02 per share as of December 30, 2016. An unrealized loss of $3,893 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2016. The Partnership has earned $49,178 of interest revenue from the date of its initial investment in Pemberwick through December 30, 2016.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2016, American Tax Credit Properties III L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2016 resulting primarily from the receipt of approximately $858,000 in connection with Summerfield Apartments Limited Partnership's ("Summerfield Apartments") sale of its underlying property (see discussion below under Results of Operations and Local Partnership Matters). Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had initially acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. During the nine months ended December 30, 2016, Registrant received cash from interest revenue, distributions from Local Partnerships and proceeds in connection with Summerfield Apartments (see discussion above) and the sale of certain Local Partnership Interests, and utilized cash for operating expenses and investments in Pemberwick Fund, a short duration bond fund ("Pemberwick"). Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $832,000 during the nine months ended December 30, 2016 (which includes an unrealized loss on investment in Pemberwick of approximately $3,000). Payable to general partner and affiliates in the accompanying unaudited balance sheet as of December 30, 2016 represents deferred management and administration fees.

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

Registrant's operations for the three months ended December 30, 2016 and 2015 resulted in losses of $9,539 and $27,513, respectively. The decrease is primarily the result of (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $5,000 and (ii) a decrease in management and administration fees, in the aggregate, of approximately $10,000. Other comprehensive loss for the three months ended December 30, 2016 resulted from an unrealized loss on investment in Pemberwick of $3,560.

Registrant's operations for the nine months ended December 30, 2016 and 2015 resulted in net income (loss) of $801,149 and $(101,366), respectively. The increase in net income is primarily the result of (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $862,000, (ii) a decrease in management and administration fees, in the aggregate, of approximately $33,000 and (iii) an increase in interest revenue of approximately $4,000. Other comprehensive loss for the nine months ended December 30, 2016 resulted from an unrealized loss on investment in Pemberwick of $3,100.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the "Limited Partners"), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. As of February 2, 2017, Registrant owns one of the forty-three Local Partnership Interests initially acquired, Fulton Street Houses Limited Partnership ("Fulton Street"). Registrant is in the process of disposing of its Local Partnership Interest in Fulton Street. In a prior year, Registrant served a demand on the general partners of all then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Fulton Street Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's 99% Local Partnership Interest in Fulton Street. It is uncertain as to the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street, although there can be no assurance as to when such final disposition will occur.

Fulton Street owns a 36 unit subsidized and leveraged low-income multifamily residential complex located in Brooklyn, New York. Fulton Street's mortgage requires debt service payments only from available cash flow subject to the terms and conditions of the note. Registrant has no legal obligation to fund any operating deficits of Fulton Street.

During the nine months ended December 30, 2016, Summerfield Apartments sold its underlying Property to an unaffiliated entity; Registrant received $857,937 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2016. Summerfield Apartments has since been dissolved.

During the nine months ended December 30, 2016, Registrant sold its Local Partnership Interest in Hurlock Meadow Limited Partnership ("Hurlock Meadow") to an unaffiliated entity; Registrant received $15,000 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying unaudited statement of operations and comprehensive income (loss) for the nine months ended December 30, 2016.

Subsequent to December 30, 2016, Registrant sold its Local Partnership Interest in Country View Apartments ("Country View") to one of the Local General Partners of Country View. Registrant received $7,000 during the nine months ended December 30, 2016 in connection with the sale; such amount is reflected as deferred revenue in the accompanying unaudited balance sheet as of December 30, 2016.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2016. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of December 30, 2016.

There were no changes in Registrant's internal control over financial reporting during the three months ended December 30, 2016 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: February 2, 2017	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: February 2, 2017	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 2, 2017	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director