Form 10-K
period 2017-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2017-06-20
CIK 856135

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 30, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No   ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of "accelerated filer," " large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer          Accelerated Filer             Non-Accelerated Filer                 Smaller Reporting Company       X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No    X

Documents incorporated by reference:
Pages 14 through 19, 20 through 31, 44 through 71 and 78 through 80 of the Registrant's prospectus dated February 7, 1990, as supplemented by Supplement No. 1, Supplement No. 2, Supplement No. 3, Supplement No. 4, Supplement No. 5 and Supplement No. 6 dated June 6, 1990, November 21, 1990, December 20, 1990, October 30, 1991, December 26, 1991 and January 15, 1992, respectively, filed pursuant to Rule 424(b)(3) under the Securities Act of 1933, are incorporated by reference into Part I of this Annual Report.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2017, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Fulton Street Houses Limited Partnership ("Fulton Street Houses"), which has a 30 year Extended Use Provision.  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.

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

Fulton Street Houses is subject to restrictions on the amount of annual cash distributions to partners under the terms of its loan and regulatory agreements. Registrant does not anticipate any future distributions from Fulton Street Houses.

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

Registrant initially acquired Local Partnership Interests in forty-three Local Partnerships from 1990 through 1992.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2017, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale of the Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's 99% Local Partnership Interest in Fulton Street Houses, which has a 30 year Extended Use Provision (see discussion above in Item 1 - Business).  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.  In addition to amounts that remain outstanding under the terms of the debt structure of Fulton Street Houses, it has outstanding obligations to the Local General Partner of Fulton Street Houses and affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.  Properties (Continued).

			Mortgage loans payable
Name of Local Partnership	Number		as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2016		footnotes)
April Gardens Apartments II Limited Partnership (2) April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581	$--	(2)
Ashland Park Apartments, L.P. (2) Ashland Park Apartments Ashland, Nebraska	24	235,732	--	(2)
Auburn Family, L.P. (2) Auburn Apartments Louisville, Mississippi	16	95,412	--	(2)
Batesville Family, L.P. (2) Westridge Apartments Batesville, Mississippi	48	239,716	--	(2)
Bay Springs Elderly, L.P. (2) Bay Springs Manor Bay Springs, Mississippi	24	208,820	--	(2)
Brisas del Mar Apartments Limited Partnership (2) Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172	--	(2)
Bruce Housing Associates, L.P. (2) Bruce Family Apartments Bruce, Mississippi	40	183,155	--	(2)
Carrington Limited Dividend Housing Association Limited Partnership (2) Carrington Place Farmington Hills, Michigan	100	2,174,720	--	(2)
Chestnut Park Apartments, L.P. (2) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576	--	(2)
Chowan Senior Manor Associates Limited Partnership (2), (4) Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405	--	(2)
Christian Street Commons Associates (2) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645	--	(2)
Country View Apartments (3), (9) Country View Apartments Pembroke, Maine	16	279,183	--	(3)

Item 2.  Properties (Continued).

			Mortgage loans payable
Name of Local Partnership	Number		as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2016		footnotes)
Desarrollos de Belen Limited Partnership (2) Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	$422,929	$--	(2)
Desarrollos de Emaus Limited Partnership (2) Hucares II Apartments Naguabo, Puerto Rico	72	631,404	--	(2)
Ellinwood Heights Apartments, L.P. (2) Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261	--	(2)
Fulton Street Houses Limited Partnership Fulton Street Houses Brooklyn, New York	36	1,948,081	3,869,930		(1)
Hayes Run Limited Partnership (2) Mashburn Gap Apartments Marshall, North Carolina	34	322,074	--	(2)
Howard L. Miller Sallisaw Apartments II, L.P. (2) Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158	--	(2)
Hurlock Meadow Limited Partnership (3), (8) Hurlock Meadow Apartments Hurlock, Maryland	30	284,218	--	(3)
Ivy Family, L.P. (2) Ivy Apartments Louisville, Mississippi	32	135,528	--	(2)
Justin Associates (2) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723	--	(2)
LaBelle Commons, Ltd. (2) LaBelle Commons LaBelle, Florida	32	253,580	--	(2)
Lawrence Road Properties, Ltd. (2) Hillcrest Apartments Newton, Mississippi	24	123,799	--	(2)
Loma Del Norte Limited Partnership (2), (6) Loma Del Norte Apartments Anthony, New Mexico	40	314,865	--	(2)

Item 2.  Properties (Continued).

			Mortgage loans payable
Name of Local Partnership	Number		as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2016		footnotes)
Long Reach Associates Limited Partnership (2), (5) Oak Ridge Apartments Bath, Maine	30	$448,922	$--	(2)
Mirador del Toa Limited Partnership (2) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	--	(2)
Moore Haven Commons, Ltd. (2) Moore Haven Commons Moore Haven, Florida	28	213,402	--	(2)
NP-89 Limited Dividend Housing Association Limited Partnership (2) Newport Apartments Clinton Township, Michigan	168	2,372,292	--	(2)
Nash Hill Associates, Limited Partnership (2), (5) Nash Hill Place Williamsburg, Massachusetts	28	302,575	--	(2)
North Calhoun City, L.P. (2) North Calhoun City Apartments Calhoun City, Mississippi	18	146,565	--	(2)
Orange City Plaza, Limited Partnership (2), (10) Orange City Plaza Apartments Orange City, Iowa	32	576,580	--	(2)
Puerta del Mar Limited Partnership (2) Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570	--	(2)
Purvis Heights Properties, L.P. (2) Pineview Apartments Purvis, Mississippi	40	191,512	--	(2)
Queen Lane Investors (2) Queen's Row Philadelphia, Pennsylvania	29	597,050	--	(2)
Somerset Manor, Ltd. (2) Somerset Manor Central City, Pennsylvania	24	208,465	--	(2)
Sugar Cane Villas, Ltd. (2) Sugar Cane Villas Pahokee, Florida	87	751,560	--	(2)

Item 2.  Properties (Continued).

			Mortgage loans payable
Name of Local Partnership	Number		as of		Subsidy
Name of apartment complex	of rental	Capital	December 31,		(see
Apartment complex location	units	contribution	2016		footnotes)
Summerfield Apartments Limited Partnership (3), (7) Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$--	(3)
Sydney Engel Associates, L.P. (2) The Castle New York, New York	224	3,201,874	--	(2)
Union Valley Associates Limited Partnership (2) Union Valley Apartments Union Township, Pennsylvania	36	371,589	--	(2)
Walnut Grove Family, L.P. (2) Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	--	(2)
Waynesboro Apartments Limited Partnership (2) Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	--	(2)
West Calhoun City, L.P. (2) West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	--	(2)
Westminster Apartments Limited Partnership (2) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--	(2)
		$29,384,966	$3,869,930

(1)	The Local Partnership's debt structure includes a principal and interest payment subsidy.

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 in Note 5 to the accompanying financial statements.

(3)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheet of the Local Partnerships as of December 31, 2016 in Note 5 to the accompanying financial statements.

(4)
Registrant sold its Local Partnership Interest to an affiliate of the Local General Partner in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2015.

(5)
Registrant sold its Local Partnership Interest to an affiliate of one of the Local General Partners in December 2015; such Local Partnerships have a common Local General Partner.  The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnerships for all of 2015.

Item 2.  Properties (Continued).

(6)
Registrant sold its Local Partnership Interest to an affiliate of one of the Local General Partners in December 2015. The combined statement of operations of the Local Partnerships for the year ended December 31, 2015 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2015.

(7)
The Local Partnership sold its underlying Property to an unaffiliated third party in May 2016. The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(8)
Registrant sold its Local Partnership Interest to an unaffiliated third party in November 2016. The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2016 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(9)
Registrant sold its Local Partnership Interest to an affiliate of one of the Local General Partners in December 2016. The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2016 (see Part II, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, herein).

(10)	Capital contributions include voluntary advances made to the Local Partnership.

Item 3.   Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 6, 2017 was approximately 1,288, holding an aggregate of 35,883 Units.

Registrant may provide an estimate of value to Unit holders from time to time in Registrant's reports to the Limited Partners. Estimated values for limited partnership interests may also be provided by independent valuation services, whose estimated values are based on financial and other information available to them. The estimated values provided by the independent services and Registrant, which may differ, are not market values and Unit holders may not be able to sell their Units or realize either amount upon a sale of their Units. Unit holders may not realize such estimated values upon the liquidation of Registrant.

Distributions

Although Registrant does not anticipate that it will provide any cash distributions to the Limited Partners in the future, Registrant was required to pay state withholding taxes of $63,215 on behalf of the Limited Partners in March 2017 in connection with gains recognized by a Local Partnership for the year ended December 31, 2016. There were no other cash distributions to or on behalf of the Limited Partners during the years ended March 30, 2017 and 2016.

Low-income Housing Tax Credits, which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Low-income Housing Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit. The Ten Year Credit Period with respect to the Properties was fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2007.  In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Fulton Street Houses. It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the "Limited Partners") in four closings with aggregate Limited Partners' capital contributions of $35,883,000. In connection with the offering of the sale of units (the "Units"), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partner interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that own low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"). The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships. As of June 20, 2017, Registrant owns one of the forty-three Local Partnership Interests initially acquired, Fulton Street Houses Limited Partnership ("Fulton Street Houses").

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2017, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") totaling $894,793, which is available for operating expenses of Registrant and circumstances which may arise in connection with Fulton Street Houses. Future sources of Registrant funds are expected to be primarily from interest earned on working capital. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to Fulton Street Houses, Registrant may be entitled to sales proceeds in the event of a sale of either the Fulton Street Houses Property or Registrant's Local Partnership Interest in Fulton Street Houses.

During the year ended March 30, 2017, Registrant received cash from interest revenue, distributions from Local Partnerships, redemptions from Pemberwick and proceeds from the sale of certain Local Partnership Interests and Summerfield Apartments Limited Partnership's ("Summerfield Apartments") sale of its underlying Property (see discussion below under Local Partnership Matters), and utilized cash for operating expenses, state withholding taxes on behalf of the Limited Partners classified as distributions and investments in Pemberwick.  Cash and cash equivalents and investment in Pemberwick increased, in the aggregate, by approximately $553,000 during the year ended March 30, 2017 (which includes an unrealized loss on investment in Pemberwick of approximately $2,000), primarily as the result of proceeds from the sale of certain Local Partnership Interests and Summerfield Apartments' sale of its underlying Property totaling approximately $880,000 (see discussion below under Local Partnership Matters), partially offset by the payment of previously deferred administration and management fees of $200,000, state withholding taxes on behalf of the Limited Partners of approximately $63,000 as described above and recurring operating expenses.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2017 represents deferred administration and management fees.

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

Registrant's operations for the years ended March 30, 2017 and 2016 resulted in net income (loss) of $781,602 and $(29,121), respectively. The increase in net income is primarily attributable to (i) an increase in gain on sale of limited partner interests/local partnership properties of approximately $764,000 and (ii) a decrease in administration and management fees in the aggregate of approximately $41,000.  Other comprehensive loss for the year ended March 30, 2017 resulted from an unrealized loss on investment in Pemberwick of $2,071.

The remaining Local Partnerships' net income of approximately $490,000 for the year ended December 31, 2016 includes gain on sale of property of approximately $711,000, depreciation and amortization expense of approximately $380,000 and interest on non-mandatory debt of approximately $61,000, and does not include required principal payments on permanent mortgages of approximately $22,000. The remaining Local Partnerships' net loss of approximately $374,000 for the year ended December 31, 2015 includes depreciation and amortization expense of approximately $667,000 and interest on non-mandatory debt of approximately $99,000, and does not include required principal payments on permanent mortgages of approximately $80,000. The results of operations of the Local Partnerships for the year ended December 31, 2016 are not indicative of the results that may be expected in future periods. Revenue and expense fluctuations from 2015 to 2016 have resulted from Registrant's sales of Local Partnership Interests and certain Local Partnerships' Property sales.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 20, 2017, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Fulton Street Houses, which has a 30 year Extended Use Provision.  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.

Fulton Street Houses owns a 36 unit subsidized and leveraged low-income multifamily residential complex located in Brooklyn, New York. The outstanding mortgages of Fulton Street Houses do not require payment of principal or accrued interest until their maturity in June 2019. Registrant has no legal obligation to fund any operating deficits of Fulton Street Houses.

During the year ended March 30, 2017, Summerfield Apartments sold its underlying Property to an unaffiliated third party; Registrant received $857,937 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2017. Summerfield Apartments has since been dissolved.

During the year ended March 30, 2017, Registrant sold its Local Partnership Interest in Hurlock Meadow Limited Partnership ("Hurlock Meadow") to an unaffiliated third party; Registrant received $15,000 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2017.

During the year ended March 30, 2017, Registrant sold its Local Partnership Interest in Country View Apartments ("Country View") to one of the Local General Partners of Country View; Registrant received $7,000 in connection with the sale. Such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) for the year ended March 30, 2017.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the "Partnership") as of March 30, 2017 and 2016, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for the years then ended. The Partnership's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Tax Credit Properties III L.P. as of March 30, 2017 and 2016 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/Marks Paneth LLP

New York, New York
June 20, 2017

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2017 AND 2016

	2017	2016

ASSETS

Cash and cash equivalents	$62,429	$110,119
Investment in Pemberwick Fund - a short duration bond fund	832,364	231,367

	$894,793	$341,486

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$27,475	$32,120
Payable to general partner and affiliates	3,101,684	3,260,048

	3,129,159	3,292,168

Commitments and contingencies

Partners' deficit

General partner	(2,060,698)	(2,842,300)
Limited partners (35,883 units of limited partnership interest outstanding)	(170,804)	(107,589)
Accumulated other comprehensive loss	(2,864)	(793)

	(2,234,366)	(2,950,682)

	$894,793	$341,486

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2017 AND 2016

	2017	2016

REVENUE

Interest	$7,824	$2,264
Other income from local partnerships	6,967	5,917

TOTAL REVENUE	14,791	8,181

EXPENSES

Administration fees - affiliate	24,902	45,390
Management fees - affiliate	24,902	45,390
Professional fees	44,678	51,252
Printing, postage and other	18,644	10,840

TOTAL EXPENSES	113,126	152,872

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(98,335)	(144,691)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	879,937	115,500

NET INCOME (LOSS)	781,602	(29,191)

Other comprehensive loss - Pemberwick Fund	(2,071)	(456)

COMPREHENSIVE INCOME (LOSS)	$779,531	$(29,647)

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$781,602	$(29,191)
Limited partners	--	--

	$781,602	$(29,191)

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2017 AND 2016

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners' deficit, March 30, 2015	$(2,813,109)	$(107,589)	$(337)	$(2,921,035)

Net loss	(29,191)			(29,191)

Other comprehensive loss - Pemberwick Fund			(456)	(456)

Partners' deficit, March 30, 2016	(2,842,300)	(107,589)	(793)	(2,950,682)

Net income	781,602			781,602

Distributions to partners		(63,215)		(63,215)

Other comprehensive loss - Pemberwick Fund			(2,071)	(2,071)

Partners' deficit, March 30, 2017	$(2,060,698)	$(170,804)	$(2,864)	$(2,234,366)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2017 AND 2016

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$8,025	$2,264
Cash paid for
Administration fees	(98,168)	(8,902)
Management fees	(110,000)
Professional fees	(55,038)	(42,336)
Printing, postage and other expenses	(12,929)	(12,180)

Net cash used in operating activities	(268,110)	(61,154)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(667,269)	(2,155)
Redemptions from Pemberwick Fund	64,000
Proceeds in connection with sale of limited partner interests/local partnership properties	879,937	115,500
Distributions received from local partnerships	6,967	5,917

Net cash provided by investing activities	283,635	119,262

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners	(63,215)

Net cash used in financing activities	(63,215)

Net increase (decrease) in cash and cash equivalents	(47,690)	58,108

Cash and cash equivalents at beginning of year	110,119	52,011

CASH AND CASH EQUIVALENTS AT END OF YEAR	$62,429	$110,119

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized loss on investment in Pemberwick Fund	$(2,071)	$(456)

See reconciliation of net income (loss) to net cash used in operating activities on page 19.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2017 AND 2016

	2017	2016

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$781,602	$(29,191)

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties	(879,937)	(115,500)
Other income from local partnerships	(6,967)	(5,917)
Loss on redemptions from Pemberwick Fund	201
Increase (decrease) in payable to general partner and affiliates	(158,364)	81,878
Increase (decrease) in accounts payable and accrued expenses	(4,645)	7,576

NET CASH USED IN OPERATING ACTIVITIES	$(268,110)	$(61,154)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2017 AND 2016

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

The Partnership does not consolidate the accounts and activities of the Local Partnerships, which are considered Variable Interest Entities as defined by the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnerships represents the maximum exposure to loss in connection with such investments. The Partnership's exposure to loss on the Local Partnerships is mitigated by the condition and financial performance of the underlying Properties as well as the financial strength of the general partners of the Local Partnerships (the "Local General Partners"). In addition, the Local Partnerships' partnership agreements grant the Local General Partners the power to direct the activities that most significantly impact the Local Partnerships' economic success. As described above herein Note 1, the Partnership's investment in local partnerships reached a zero balance in a prior year.

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
MARCH 30, 2017 AND 2016

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

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (the "IRS") and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2012 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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
MARCH 30, 2017 AND 2016

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

Net loss was allocated 99% to the Limited Partners and 1% to the General Partner in accordance with the Partnership Agreement until such time as the Limited Partners' capital reached zero as a result of loss allocations, after which all losses have been allocated to the General Partner. Net income will be allocated 100% to the General Partner until such time as the total allocation agrees to the excess losses allocated to the General Partner in prior years. During the year ended March 30, 2017, the Partnership paid state withholding taxes of $63,215 on behalf of the Limited Partners in connection with gains recognized by a Local Partnership for the year ended December 31, 2016.

3.	Cash and Cash Equivalents

As of March 30, 2017, the Partnership has $62,429 in cash and cash equivalents, all of which is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the "FDIC"). The entire amount is FDIC insured as of March 30, 2017.

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

The weighted average duration of Pemberwick's assets is approximately 1.91 years as of March 30, 2017. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick's net asset value ("NAV") is $10.03 and $10.04 per share as of March 30, 2017 and 2016, respectively. The Partnership's investment in Pemberwick as of March 30, 2017 and 2016 is $832,364 and $231,367, respectively. An unrealized loss of $2,864 as of March 30, 2017 is reflected as accumulated other comprehensive loss in the accompanying balance sheet as of March 30, 2017. The Partnership has earned $51,335 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2017. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick's NAV was $10.03 as of May 31, 2017.

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick through December 5, 2016. Such fee was reduced to 0.25% as of December 6, 2016. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived all fees fee earned in excess of 0.15% since Pemberwick's inception and earned $1,318 and $346 in connection with the Partnership's investment in Pemberwick for the years ended March 30, 2017 and 2016, respectively, enough to cover its direct costs. The Advisor's asset management affiliate, Richman Asset Management, Inc. ("RAM") has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in forty-three Local Partnerships. As of March 30, 2017, the Partnership owns a 99% Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses").

In connection with the initial purchase of forty-three Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2017 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances to a certain Local Partnership and all of which has been paid.

Fulton Street Houses owns a 36 unit subsidized and leveraged low-income multifamily residential complex located in Brooklyn, New York. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Periods of all the Local Partnerships expired in a prior year. The rents of Fulton Street Houses are subject to specific laws, regulations and agreements with federal and state agencies. As of December 31, 2016, Fulton Street Houses has outstanding mortgage loans payable totaling approximately $3,870,000 and accrued interest payable on such loans totaling approximately $1,099,000, which are secured by security interests and liens common to mortgage loans on Fulton Street Houses' real property and other assets.

During the year ended March 30, 2017, Summerfield Apartments Limited Partnership ("Summerfield Apartments") sold its underlying Property to an unaffiliated third party, in connection with which Summerfield Apartments recognized a gain of $711,374; such amount is reflected as gain on sale of property in the combined statement of operations of the Local Partnerships for the year ended December 31, 2016 herein Note 5. The Partnership received $857,937 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2017. Summerfield Apartments has since been dissolved.

During the year ended March 30, 2017, the Partnership sold its Local Partnership Interest in Hurlock Meadow Limited Partnership ("Hurlock Meadow") to an unaffiliated third party. The Partnership received $15,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2017.

During the year ended March 30, 2017, the Partnership sold its Local Partnership Interest in Country View Apartments ("Country View") to one of the Local General Partners of Country View. The Partnership received $7,000 in connection with the sale; such amount is included in gain on sale of limited partner interests/local partnership properties in the accompanying statement of operations and comprehensive income (loss) of the Partnership for the year ended March 30, 2017.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships (Continued)

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $217,171 and $357,472 for the years ended December 31, 2016 and 2015, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The Partnership's investment in local partnerships reached a zero balance during a prior year (see Note 1). The amount reflected as the Partnership's investment balance in the combined balance sheet of the Local Partnerships as of December 31, 2015 herein Note 5 represents cumulative Carrying Value adjustments made by the Partnership (see Note 1).

The combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 25 and 26, respectively. The combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 do not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such dates, while the combined statements of operations of the Local Partnerships for the years then ended include the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5). The combined balance sheet of the Local Partnerships as of December 31, 2016 only includes balances for Fulton Street Houses.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2016 and 2015 are as follows:

	2016	2015

ASSETS

Cash and cash equivalents	$91,918	$231,648
Rents receivable	7,448	25,548
Escrow deposits and reserves	57,171	576,857
Land	2	280,636
Buildings and improvements (net of accumulated depreciation of $5,443,697 and $9,256,386)	631,253	2,986,398
Intangible assets (net of accumulated amortization of $0 and $48,042)	--	9,603
Other assets	113,959	164,337

	$901,751	$4,275,027

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$34,374	$145,799
Due to related parties	657,403	741,518
Mortgage loans	3,869,930	7,128,710
Accrued interest	1,099,278	1,104,636
Other liabilities	40,877	91,314

	5,701,862	9,211,977

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	1,948,081	3,546,235
Cumulative loss	(1,948,081)	(2,954,243)

	--	591,992

General partners and other limited partners
Capital contributions, net of distributions	100	11,858
Cumulative loss	(4,800,211)	(5,540,800)

	(4,800,111)	(5,528,942)

	(4,800,111)	(4,936,950)

	$901,751	$4,275,027

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

5.	Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2016 and 2015 are as follows:

	2016	2015

REVENUE

Rental	$981,398	$2,298,420
Interest and other	13,908	32,970

TOTAL REVENUE	995,306	2,331,390

EXPENSES

Administrative	120,345	284,119
Payroll	113,930	311,376
Utilities	134,945	299,113
Operating and maintenance	166,953	429,266
Taxes and insurance	149,389	241,695
Financial	151,177	472,459
Depreciation and amortization	380,435	667,464

TOTAL EXPENSES	1,217,174	2,705,492

LOSS BEFORE GAIN ON SALE OF PROPERTY	(221,868)	(374,102)

GAIN ON SALE OF PROPERTY	711,374	--

NET INCOME (LOSS)	$489,506	$(374,102)

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$--	$--
General partners and other limited partners (includes $217,171 and $357,472 of Partnership losses in excess of investment and specially allocated income of $702,870 in 2016)	489,506	(374,102)

	$489,506	$(374,102)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

6.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the "Management Fee") and an annual additional management fee (the "Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or 0.14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to 0.06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees of $23,502 and $40,872 for the years ended March 30, 2017 and 2016, respectively, and Additional Management Fees of $1,400 and $4,518 for the years ended March 30, 2017 and 2016, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,550,500 and $1,635,598 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2017 and 2016, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the "Administration Fee") and an annual additional administration fee (the "Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or 0.14% of Invested Assets, while the annual Additional Administration Fee is equal to 0.06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees of $23,502 and $40,872 for the years ended March 30, 2017 and 2016, respectively, and Additional Administration Fees of $1,400 and $4,518 for the years ended March 30, 2017 and 2016, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $1,551,184 and $1,624,450 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2017 and 2016, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

7.	Taxable Income

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2017 and 2016 to the tax return income for the years ended December 31, 2016 and 2015 is as follows:

	2017	2016

Financial statement net income (loss) for the years ended March 30, 2017 and 2016	$781,602	$(29,191)

Add (less) net transactions occurring between
January 1, 2015 and March 30, 2015	--	(34,658)
January 1, 2016 and March 30, 2016	72,175	(72,175)
January 1, 2017 and March 30, 2017	19,547	--

Adjusted financial statement net income (loss) for the years ended December 31, 2016 and 2015	873,324	(136,024)

Management Fees and Administration Fees deductible for tax purposes when paid	49,036	88,477

Equity in income (loss) of investment in local partnerships	866,064	(475,518)

Gain on sale of limited partner interests/local partnership properties	249,847	3,326,944

Other income from local partnerships	(6,967)	(14,507)

Other differences	623	251

Tax return income for the years ended December 31, 2016 and 2015	$2,031,927	$2,789,623

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2016 and 2015 are as follows:

	2016	2015

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(5,283,192)	(6,490,136)

	$5,283,192	$6,490,136

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2017 AND 2016

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

Investment in local partnerships

The Partnership assessed the Carrying Value of its investment in local partnerships at least annually in the fourth quarter of its fiscal year or whenever there were indications that a permanent impairment may have occurred (see Note 1). If the Carrying Value of an investment in a Local Partnership exceeded the estimated value derived by management, the Partnership reduced its investment in any such Local Partnership (unless the impairment was considered to be temporary) and included such reduction in equity in income (loss) of investment in local partnerships. Impairment was measured by comparing the investment carrying amount to the estimated residual value of the investment. Although the investment in local partnerships is carried at zero as of March 30, 2016, Summerfield Apartments was able to negotiate a sale of its underlying Property and the Partnership was able to negotiate a sale of its Local Partnership Interests in Hurlock Meadow and Country View during the year ended March 30, 2017 (see Note 5).

9.	Going Concern Considerations

As of March 30, 2017, the Partnership's current liabilities exceed its liquid assets by approximately $2,234,000; such deficit is the result of accrued Management Fees and Administration Fees totaling approximately $3,102,000 (see Note 6).  The General Partner and RAM have historically not required the payment of such fees on a current basis and have agreed to continue to defer receipt of such fees until such time as the Partnership has liquid assets available for payment. Management of the Partnership believes that such deferral will provide the Partnership with the ability to meet its other obligations as they come due for at least the twelve month period beginning on June 20, 2017.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant's disclosure controls and procedures were effective as of March 30, 2017.

Management's Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant's internal control over financial reporting was effective as of March 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant's internal control over financial reporting during the three months ended March 30, 2017 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Richard Paul Richman, age 69, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Brian Myers, age 53, is the President of Richman Housing and the President of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall partnership management operations of RAM in connection with Registrant's investment in the Local Partnerships.

James Hussey, age 56, is a Vice President and the Treasurer of Richman Housing. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 61, is a Vice President and the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 55, is an Assistant Treasurer of Richman Housing and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

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

Item 11.   Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the years ended March 30, 2017 and 2016. During the years ended March 30, 2017 and 2016, Richman Housing did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

JJJ Fund, LLC and an affiliate thereof, having the mailing address 2 North Central Avenue, 15th Floor, Phoenix, Arizona 85004 are the owners of 2,788 Units, representing approximately 7.77% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,931 Units, representing approximately 8.17% of all such Units. As of June 6, 2017, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2018.

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

Indebtedness of Management

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2017 and 2016.

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

Item 14.  Principal Accountant Fees and Services.

Registrant's independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2017 and 2016:

	2017	2016

Audit Fees	$28,000	$28,000
Audit-Related Fees	--	--
Tax Fees	$7,750	$10,250
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant's interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2017 and 2016.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2017 and 2016 principal accountant fees and services.

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

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2017, formatted in Extensible Business Reporting Language ("XBRL"); (i) Balance Sheets as of March 30, 2017 and 2016; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2017 and 2016; (iii) Statements of Changes in Partners' Equity (Deficit) for the years ended March 30, 2017 and 2016; and (iv) Statements of Cash Flows for the years ended March 30, 2017 and 2016

*Filed herewith.

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 20, 2017	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 20, 2017	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the general	June 20, 2017
(Brian Myers)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 20, 2017
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of	June 20, 2017
(Richard Paul Richman)	the General Partner