Form 10-Q
period 2017-09-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2017-10-24
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 29, 2017

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                  to ____________

Commission File Number: 0-19217

American Tax Credit Properties III L.P.
(Exact Name of Registrant as Specified in its Charter)

Delaware	13-3545006
(State or Other Jurisdiction of Organization)	( I.R.S. Employer Incorporation or Identification No.)

Richman Tax Credit Properties III L.P.
777 West Putnam Avenue
Greenwich, Connecticut	06830
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:  (203) 869-0900

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	September 29,	March 30,
	2017	2017

ASSETS

Cash and cash equivalents	$24,497	$62,429
Investment in Pemberwick Fund, a short duration bond fund	367,065	832,364

	$391,562	$894,793

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$16,345	$27,475
Payable to general partner and affiliates	2,648,933	3,101,684

	2,665,278	3,129,159

Commitments and contingencies

Partners' deficit

General partner	(2,101,639)	(2,060,698)
Limited partners (35,883 units of limited partnership interest outstanding)	(170,804)	(170,804)
Accumulated other comprehensive loss	(1,273)	(2,864)

	(2,273,716)	(2,234,366)

	$391,562	$894,793

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND SIX MONTH PERIODS ENDED SEPTEMBER 29, 2017 AND 2016
(UNAUDITED)

	Three Months Ended September 29,	Six Months Ended September 29,	Three Months Ended September 29,	Six Months Ended September 29,
	2017	2017	2016	2016

REVENUE

Interest	$1,247	$3,190	$2,248	$3,206
Other income from local partnerships			1,967	6,967

TOTAL REVENUE	1,247	3,190	4,215	10,173

EXPENSES

Administration fees	4,796	9,593	7,300	13,038
Management fees	4,796	9,593	7,300	13,038
Professional fees	8,927	18,923	10,805	20,536
Printing, postage and other	5,470	6,022	5,890	10,810

TOTAL EXPENSES	23,989	44,131	31,295	57,422

LOSS BEFORE GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(22,742)	(40,941)	(27,080)	(47,249)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES			20,272	857,937

NET INCOME (LOSS)	(22,742)	(40,941)	(6,808)	810,688

Other comprehensive income (loss) - investment in Pemberwick Fund	818	1,591	(888)	460

COMPREHENSIVE INCOME (LOSS)	$(21,924)	$(39,350)	$(7,696)	$811,148

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(22,742)	$(40,941)	$(6,808)	$810,688
Limited partners	--	--	--	--

	$(22,742)	$(40,941)	$(6,808)	$810,688

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED SEPTEMBER 29, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$4,782	$3,206
Cash paid for
Administration fees	(235,271)	(4,458)
Management fees	(236,666)
Professional fees	(24,338)	(35,041)
Printing, postage and other expenses	(11,737)	(10,810)

Net cash used in operating activities	(503,230)	(47,103)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties		857,937
Redemptions from Pemberwick Fund	470,000
Investments in Pemberwick Fund	(4,702)	(662,841)
Distributions received from local partnerships		6,967

Net cash provided by investing activities	465,298	202,063

Net increase (decrease) in cash and cash equivalents	(37,932)	154,960

Cash and cash equivalents at beginning of period	62,429	110,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$24,497	$265,079

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund	$1,591	$460

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
SIX MONTHS ENDED SEPTEMBER 29, 2017 AND 2016
(UNAUDITED)

	2017	2016

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(40,941)	$810,688

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties		(857,937)
Loss on redemptions from Pemberwick Fund	1,592
Other income from local partnerships		(6,967)
Decrease in accounts payable and accrued expenses	(11,130)	(14,505)
Increase (decrease) in payable to general partner and affiliates	(452,751)	21,618

NET CASH USED IN OPERATING ACTIVITIES	$(503,230)	$(47,103)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 29, 2017
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of September 29, 2017 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the six months ended September 29, 2017 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the "Advances") made to a certain Local Partnership and all of which has been paid. As of September 29, 2017, the Partnership holds a Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses"). The results of operations of Fulton Street Houses are provided by the general partner of Fulton Street Houses on an unaudited basis during interim periods. The Partnership has no legal obligation to fund any operating deficits of Fulton Street Houses.

In the event the operations of Fulton Street Houses result in a loss, equity in loss of investment in Fulton Street Houses allocated to the Partnership is recognized to the extent of the Partnership's investment balance in Fulton Street Houses. Equity in loss in excess of the Partnership's investment balance in Fulton Street Houses is allocated to other partners' capital in Fulton Street Houses. As a result of cumulative equity losses and distributions, the Partnership's investment in Fulton Street Houses reached a zero balance in a prior year.

3.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.03 per share as of September 29, 2017. An unrealized loss of $1,273 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of September 29, 2017. The Partnership has earned $54,446 of interest revenue from the date of its initial investment in Pemberwick through September 29, 2017.

4.	Going Concern Considerations

As of September 29, 2017, the Partnership's current liabilities exceed its liquid assets by approximately $2,274,000; such deficit is the result of accrued Management Fees and Administration Fees totaling approximately $2,649,000.  The General Partner and its asset management affiliate have historically not required the payment of such fees on a current basis and have agreed to continue to defer receipt of such fees until such time as the Partnership has liquid assets available for payment. Management of the Partnership believes that such deferral will provide the Partnership with the ability to meet its other obligations as they come due for at least the twelve month period beginning on October 24, 2017.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
SEPTEMBER 29, 2017
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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of September 29, 2017, American Tax Credit Properties III L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2017 resulting primarily from the payment of previously deferred administration and management fees of approximately $467,000. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had initially acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. As of October 24, 2017, Registrant holds a Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses"). During the six months ended September 29, 2017, Registrant received cash from interest revenue and redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick"), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $503,000 during the six months ended September 29, 2017 (which includes an unrealized gain on investment in Pemberwick of approximately $2,000), primarily as the result of the payment of previously deferred administration and management fees of approximately $467,000 and recurring operating expenses. Payable to general partner and affiliates in the accompanying unaudited balance sheet as of September 29, 2017 represents deferred administration and management fees.

Results of Operations

Registrant's operating results are dependent, in part, on the operating results of Fulton Street Houses and are impacted by Fulton Street Houses' policies.  In addition, the operating results herein are not necessarily the same for tax reporting. Registrant accounts for its investment in Fulton Street Houses in accordance with the equity method of accounting. Accordingly, the investment is carried at cost and is adjusted for Registrant's share of Fulton Street Houses' results of operations and by cash distributions received. In the event the operations of Fulton Street Houses result in a loss, equity in loss of Fulton Street Houses allocated to Registrant is recognized to the extent of Registrant's investment balance in Fulton Street Houses.  Equity in loss in excess of Registrant's investment balance in Fulton Street Houses is allocated to other partners' capital in Fulton Street Houses. As a result of cumulative equity losses and distributions, Registrant's investment in Fulton Street Houses reached a zero balance in a prior year.

Cumulative losses and cash distributions in excess of Registrant's investment in Fulton Street Houses may result from a variety of circumstances, including Fulton Street Houses' accounting policies, debt structure and operating deficits, among other things. Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of Fulton Street Houses.

Registrant's operations for the three months ended September 29, 2017 and 2016 resulted in a net loss of $22,742 and $6,808, respectively. The increase is primarily the result of gain on sale of limited partner interests/local partnership properties of approximately $20,000 recognized during the three months ended September 29, 2016, partially offset by a decrease in administration and management fees, in the aggregate, of approximately $5,000.  Other comprehensive income for the three months ended September 29, 2017 resulted from an unrealized gain on investment in Pemberwick of $818.

Registrant's operations for the six months ended September 29, 2017 and 2016 resulted in net income (loss) of $(40,941) and $810,688, respectively. The increase in net loss is primarily the result of gain on sale of limited partner interests/local partnership properties of approximately $858,000 recognized during the six months ended September 29, 2016, partially offset by a decrease in administration and management fees, in the aggregate, of approximately $7,000.  Other comprehensive income for the six months ended September 29, 2017 resulted from an unrealized gain on investment in Pemberwick of $1,591.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to the limited partners (the "Limited Partners"), has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its Local Partnership Interest in Fulton Street Houses, which has a 30 year Extended Use Agreement. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Fulton Street Houses Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Fulton Street Houses. It is uncertain as to the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

•
Registrant does not consolidate the accounts and activities of Fulton Street Houses, which is considered a Variable Interest Entity as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10 because Registrant is not considered the primary beneficiary. Registrant's investment balance in Fulton Street Houses represents the maximum exposure to loss in connection with such investment. Fulton Street Houses' partnership agreement grants the Fulton Street Houses Local General Partner the power to direct the activities that most significantly impact Fulton Street Houses' economic success. As a result of cumulative equity losses and distributions, Registrant's investment in Fulton Street Houses reached a zero balance in a prior year.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended September 29, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of September 29, 2017.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4.   Controls and Procedures (Continued).

There were no changes in Registrant's internal control over financial reporting during the three months ended September 29, 2017 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Effective October 20, 2017, Registrant's Principal Executive Offices are located at 777 West Putnam Avenue, Greenwich, CT 06830.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: October 24, 2017	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: October 24, 2017	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: October 24, 2017	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director