Form 10-Q
period 2017-12-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2018-02-02
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 30, 2017

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

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	December 30,	March 30,
	2017	2017

ASSETS

Cash and cash equivalents	$25,430	$62,429
Investment in Pemberwick Fund, a short duration bond fund	309,130	832,364

	$334,560	$894,793

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$25,304	$27,475
Payable to general partner and affiliates	2,606,975	3,101,684

	2,632,279	3,129,159

Commitments and contingencies

Partners' deficit

General partner	(2,125,542)	(2,060,698)
Limited partners (35,883 units of limited partnership interest outstanding)	(170,804)	(170,804)
Accumulated other comprehensive loss	(1,373)	(2,864)

	(2,297,719)	(2,234,366)

	$334,560	$894,793

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
THREE AND NINE MONTH PERIODS ENDED DECEMBER 30, 2017 AND 2016
(UNAUDITED)

	Three Months Ended December 30,	Nine Months Ended December 30,	Three Months Ended December 30,	Nine Months Ended December 30,
	2017	2017	2016	2016

REVENUE

Interest	$1,240	$4,430	$2,315	$5,521
Other income from local partnerships				6,967

TOTAL REVENUE	1,240	4,430	2,315	12,488

EXPENSES

Administration fees	4,796	14,389	7,067	20,105
Management fees	4,796	14,389	7,067	20,105
Professional fees	7,823	26,746	10,058	30,594
Printing, postage and other	7,728	13,750	2,662	13,472

TOTAL EXPENSES	25,143	69,274	26,854	84,276

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(23,903)	(64,844)	(24,539)	(71,788)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES			15,000	872,937

NET INCOME (LOSS)	(23,903)	(64,844)	(9,539)	801,149

Other comprehensive income (loss) - investment in Pemberwick Fund	(100)	1,491	(3,560)	(3,100)

COMPREHENSIVE INCOME (LOSS)	$(24,003)	$(63,353)	$(13,099)	$798,049

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(23,903)	$(64,844)	$(9,539)	$801,149
Limited partners	--	--	--	--

	$(23,903)	$(64,844)	$(9,539)	$801,149

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED DECEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$6,289	$5,521
Cash paid for
Administration fees	(261,832)	(6,684)
Management fees	(261,655)
Professional fees	(26,838)	(39,911)
Printing, postage and other expenses	(15,829)	(10,999)

Net cash used in operating activities	(559,865)	(52,073)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds in connection with sale of limited partner interests/local partnership properties		879,937
Redemptions from Pemberwick Fund	529,000
Investments in Pemberwick Fund	(6,134)	(664,911)
Distributions received from local partnerships		6,967

Net cash provided by investing activities	522,866	221,993

Net increase (decrease) in cash and cash equivalents	(36,999)	169,920

Cash and cash equivalents at beginning of period	62,429	110,119

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,430	$280,039

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$1,491	$(3,100)

See reconciliation of net income (loss) to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
NINE MONTHS ENDED DECEMBER 30, 2017 AND 2016
(UNAUDITED)

	2017	2016

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(64,844)	$801,149

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties		(872,937)
Loss on redemptions from Pemberwick Fund	1,859
Other income from local partnerships		(6,967)
Decrease in accounts payable and accrued expenses	(2,171)	(6,844)
Increase (decrease) in payable to general partner and affiliates	(494,709)	33,526

NET CASH USED IN OPERATING ACTIVITIES	$(559,865)	$(52,073)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 30, 2017
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of December 30, 2017 and the results of operations and cash flows for the interim periods presented. All adjustments are of a normal recurring nature. The results of operations for the nine months ended December 30, 2017 are not necessarily indicative of the results that may be expected for the entire year.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the "Advances") made to a certain Local Partnership and all of which has been paid. As of December 30, 2017, the Partnership holds a Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses"). The results of operations of Fulton Street Houses are provided by the general partner of Fulton Street Houses on an unaudited basis during interim periods. The Partnership has no legal obligation to fund any operating deficits of Fulton Street Houses.

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

The Partnership carries its investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") at estimated fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $10.02 per share as of December 30, 2017. An unrealized loss of $1,373 is reflected as accumulated other comprehensive loss in the accompanying unaudited balance sheet as of December 30, 2017. The Partnership has earned $55,610 of interest revenue from the date of its initial investment in Pemberwick through December 30, 2017.

4.	Going Concern Considerations

As of December 30, 2017, the Partnership's current liabilities exceed its liquid assets by approximately $2,298,000; such deficit is the result of accrued Management Fees and Administration Fees totaling approximately $2,607,000.  The General Partner and its asset management affiliate have historically not required the payment of such fees on a current basis and have agreed to continue to defer receipt of such fees until such time as the Partnership has liquid assets available for payment. Management of the Partnership believes that such deferral will provide the Partnership with the ability to meet its other obligations as they come due for at least the twelve month period beginning on February 2, 2018.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
DECEMBER 30, 2017
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

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of December 30, 2017, American Tax Credit Properties III L.P. (the "Registrant") has experienced a significant change in financial condition as compared to March 30, 2017 resulting primarily from the payment of previously deferred administration and management fees of approximately $523,000. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had initially acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. As of February 2, 2018, Registrant holds a Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses"). During the nine months ended December 30, 2017, Registrant received cash from interest revenue and redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick"), and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $560,000 during the nine months ended December 30, 2017 primarily as the result of the payment of previously deferred administration and management fees of approximately $523,000 and recurring operating expenses. Payable to general partner and affiliates in the accompanying unaudited balance sheet as of December 30, 2017 represents deferred administration and management fees.

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

Registrant's operations for the three months ended December 30, 2017 and 2016 resulted in net losses of $23,903 and $9,539, respectively. The increase is primarily the result of gain on sale of limited partner interests/local partnership properties of $15,000 recognized during the three months ended December 30, 2016.  Other comprehensive loss for the three months ended December 30, 2017 resulted from an unrealized loss on investment in Pemberwick of $100.

Registrant's operations for the nine months ended December 30, 2017 and 2016 resulted in net income (loss) of $(64,844) and $801,149, respectively. The increase in net loss is primarily the result of (i) gain on sale of limited partner interests/local partnership properties of approximately $873,000 and (ii) other income from local partnerships of approximately $7,000 recognized during the nine months ended December 30, 2016, all partially offset by a decrease in operating expenses of approximately $15,000.  Other comprehensive income for the nine months ended December 30, 2017 resulted from an unrealized gain on investment in Pemberwick of $1,491.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended December 30, 2017. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of December 30, 2017.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4. Controls and Procedures (Continued).

There were no changes in Registrant's internal control over financial reporting during the three months ended December 30, 2017 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: February 2, 2018	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: February 2, 2018	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: February 2, 2018	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director