Form 10-K
period 2018-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2018-06-25
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ___

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of "accelerated filer," "large accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer             Accelerated Filer              Non-Accelerated Filer             Smaller Reporting Company       X
Emerging Growth Company _____

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

On March 12, 1990, Registrant commenced, through Merrill Lynch, Pierce, Fenner & Smith Incorporated ("Merrill Lynch"), the offering of up to 150,000 units of limited partnership interest (the "Units") at $1,000 per Unit to investors (the "Limited Partners").  On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992 the closings for 19,730, 9,622, 5,227 and 1,304 Units, respectively, took place, amounting to aggregate Limited Partner capital contributions of $35,883,000.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 25, 2018, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the "Local General Partners") of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Fulton Street Houses Limited Partnership ("Fulton Street Houses"), which has a 30 year Extended Use Provision.  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.

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

Item 1B.     Unresolved Staff Comments.

Not applicable.

Item 2.        Properties.

The executive offices of Registrant and the General Partner are located at 777 West Putnam Avenue, Greenwich, Connecticut 06830. Registrant does not own or lease any properties. Registrant pays no rent; all charges for leased space are borne by an affiliate of the General Partner.

Registrant initially acquired Local Partnership Interests in forty-three Local Partnerships from 1990 through 1992.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 25, 2018, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale of the Fulton Street Houses Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's 99% Local Partnership Interest in Fulton Street Houses, which has a 30 year Extended Use Provision (see discussion above in Item 1 - Business).  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.  In addition to amounts that remain outstanding under the terms of the debt structure of Fulton Street Houses, it has outstanding obligations to the Local General Partner of Fulton Street Houses and affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.        Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2017		Subsidy (see footnotes)
April Gardens Apartments II Limited Partnership (2) April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581	$--	(2)
Ashland Park Apartments, L.P. (2) Ashland Park Apartments Ashland, Nebraska	24	235,732	--	(2)
Auburn Family, L.P. (2) Auburn Apartments Louisville, Mississippi	16	95,412	--	(2)
Batesville Family, L.P. (2) Westridge Apartments Batesville, Mississippi	48	239,716	--	(2)
Bay Springs Elderly, L.P. (2) Bay Springs Manor Bay Springs, Mississippi	24	208,820	--	(2)
Brisas del Mar Apartments Limited Partnership (2) Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172	--	(2)
Bruce Housing Associates, L.P. (2) Bruce Family Apartments Bruce, Mississippi	40	183,155	--	(2)
Carrington Limited Dividend Housing Association Limited Partnership (2) Carrington Place Farmington Hills, Michigan	100	2,174,720	--	(2)
Chestnut Park Apartments, L.P. (2) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576	--	(2)
Chowan Senior Manor Associates Limited Partnership (2) Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405	--	(2)
Christian Street Commons Associates (2) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645	--	(2)
Country View Apartments (2), (5) Country View Apartments Pembroke, Maine	16	279,183	--	(2)

Item 2.        Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2017		Subsidy (see footnotes)
Desarrollos de Belen Limited Partnership (2) Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	$422,929	$--	(2)
Desarrollos de Emaus Limited Partnership (2) Hucares II Apartments Naguabo, Puerto Rico	72	631,404	--	(2)
Ellinwood Heights Apartments, L.P. (2) Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261	--	(2)
Fulton Street Houses Limited Partnership Fulton Street Houses Brooklyn, New York	36	1,948,081	3,869,930		(1)
Hayes Run Limited Partnership (2) Mashburn Gap Apartments Marshall, North Carolina	34	322,074	--	(2)
Howard L. Miller Sallisaw Apartments II, L.P. (2) Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158	--	(2)
Hurlock Meadow Limited Partnership (2), (4) Hurlock Meadow Apartments Hurlock, Maryland	30	284,218	--	(2)
Ivy Family, L.P. (2) Ivy Apartments Louisville, Mississippi	32	135,528	--	(2)
Justin Associates (2) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723	--	(2)
LaBelle Commons, Ltd. (2) LaBelle Commons LaBelle, Florida	32	253,580	--	(2)
Lawrence Road Properties, Ltd. (2) Hillcrest Apartments Newton, Mississippi	24	123,799	--	(2)
Loma Del Norte Limited Partnership (2) Loma Del Norte Apartments Anthony, New Mexico	40	314,865	--	(2)

Item 2.        Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2017		Subsidy (see footnotes)
Long Reach Associates Limited Partnership (2) Oak Ridge Apartments Bath, Maine	30	$448,922	$--	(2)
Mirador del Toa Limited Partnership (2) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	--	(2)
Moore Haven Commons, Ltd. (2) Moore Haven Commons Moore Haven, Florida	28	213,402	--	(2)
NP-89 Limited Dividend Housing Association Limited Partnership (2) Newport Apartments Clinton Township, Michigan	168	2,372,292	--	(2)
Nash Hill Associates, Limited Partnership (2) Nash Hill Place Williamsburg, Massachusetts	28	302,575	--	(2)
North Calhoun City, L.P. (2) North Calhoun City Apartments Calhoun City, Mississippi	18	146,565	--	(2)
Orange City Plaza, Limited Partnership (2), (6) Orange City Plaza Apartments Orange City, Iowa	32	576,580	--	(2)
Puerta del Mar Limited Partnership (2) Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570	--	(2)
Purvis Heights Properties, L.P. (2) Pineview Apartments Purvis, Mississippi	40	191,512	--	(2)
Queen Lane Investors (2) Queen's Row Philadelphia, Pennsylvania	29	597,050	--	(2)
Somerset Manor, Ltd. (2) Somerset Manor Central City, Pennsylvania	24	208,465	--	(2)
Sugar Cane Villas, Ltd. (2) Sugar Cane Villas Pahokee, Florida	87	751,560	--	(2)

Item 2.        Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2017		Subsidy (see footnotes)
Summerfield Apartments Limited Partnership (2), (3) Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$--	(2)
Sydney Engel Associates, L.P. (2) The Castle New York, New York	224	3,201,874	--	(2)
Union Valley Associates Limited Partnership (2) Union Valley Apartments Union Township, Pennsylvania	36	371,589	--	(2)
Walnut Grove Family, L.P. (2) Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	--	(2)
Waynesboro Apartments Limited Partnership (2) Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	--	(2)
West Calhoun City, L.P. (2) West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	--	(2)
Westminster Apartments Limited Partnership (2) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--	(2)
		$29,384,966	$3,869,930

(1)	The Local Partnership's debt structure includes a principal and interest payment subsidy.

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 in Note 5 to the accompanying financial statements.

(3)
The Local Partnership sold its underlying Property to an unaffiliated third party in May 2016. The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership through the date of sale.

(4)
Registrant sold its Local Partnership Interest to an unaffiliated third party in November 2016. The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2016.

(5)
Registrant sold its Local Partnership Interest to an affiliate of one of the Local General Partners in December 2016. The combined statement of operations of the Local Partnerships for the year ended December 31, 2016 included in Note 5 to the accompanying financial statements includes results of operations for such Local Partnership for all of 2016.

(6)	Capital contributions include voluntary advances made to the Local Partnership.

Item 3.        Legal Proceedings.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 7, 2018 was approximately 1,285, holding an aggregate of 35,883 Units.

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

Distributions

Although Registrant does not anticipate that it will provide any cash distributions to the Limited Partners in the future, Registrant was required to pay state withholding taxes of $63,215 on behalf of the Limited Partners in March 2017 in connection with gains recognized by a Local Partnership for the year ended December 31, 2016. There were no other cash distributions to or on behalf of the Limited Partners during the years ended March 30, 2018 and 2017.

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

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the "Limited Partners") in four closings with aggregate Limited Partner capital contributions of $35,883,000. In connection with the offering of the sale of units (the "Units"), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the "Net Proceeds") were available to be applied to the acquisition of limited partner interests (the "Local Partnership Interest" or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the "IRC"). The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships. As of June 25, 2018, Registrant owns one of the forty-three Local Partnership Interests initially acquired, Fulton Street Houses Limited Partnership ("Fulton Street Houses").

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2018, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") totaling $313,305, which is available for operating expenses of Registrant and circumstances which may arise in connection with Fulton Street Houses. Future sources of Registrant funds are expected to be primarily from interest earned on working capital. In addition, although it is not possible to ascertain the amount, if any, that Registrant will receive with respect to Fulton Street Houses, Registrant may be entitled to sales proceeds in the event of a sale of either the Fulton Street Houses Property or Registrant's Local Partnership Interest in Fulton Street Houses.

During the year ended March 30, 2018, Registrant received cash from interest revenue and redemptions from Pemberwick and utilized cash for operating expenses and investments in Pemberwick.  Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $581,000 during the year ended March 30, 2018, primarily as the result of the payment of previously deferred administration and management fees of approximately $516,000 and recurring operating expenses.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2018 represents deferred administration and management fees.

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

Cumulative losses and cash distributions in excess of investment in Fulton Street Houses may result from a variety of circumstances, including Fulton Street Houses' accounting policies, subsidy structure, debt structure and operating deficits, among other things.  Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of Fulton Street Houses.

Registrant's operations for the years ended March 30, 2018 and 2017 resulted in net income (loss) of $(88,537) and $781,602, respectively. The decrease in net income is primarily attributable to a decrease in gain on sale of limited partner interests/local partnership properties of approximately $880,000.  Other comprehensive income for the year ended March 30, 2018 resulted from an unrealized gain on investment in Pemberwick of $246.

Fulton Street Houses' net loss of approximately $231,000 for the year ended December 31, 2017 includes depreciation and amortization expense of approximately $249,000 and interest on non-mandatory debt of approximately $47,000. The remaining Local Partnerships' net income of approximately $490,000 for the year ended December 31, 2016 includes gain on sale of property of approximately $711,000, depreciation and amortization expense of approximately $380,000 and interest on non-mandatory debt of approximately $61,000, and does not include required principal payments on permanent mortgages of approximately $22,000. The results of operations of Fulton Street Houses for the year ended December 31, 2017 are not indicative of the results that may be expected in future periods. Revenue and expense fluctuations from 2016 to 2017 have resulted from Registrant's sales of Local Partnership Interests and certain Local Partnerships' Property sales.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the "Ten Year Credit Period"). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the "Extended Use Provisions"). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 25, 2018, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the "Local General Partners") to commence a sale process to dispose of the Properties. In the event a sale of the Fulton Street Houses Property cannot be consummated, it is the General Partner's intention to sell or assign Registrant's Local Partnership Interest in Fulton Street Houses, which has a 30 year Extended Use Provision.  It is not possible to ascertain the amount, if any, that Registrant will receive in connection with such sale or assignment. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.

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

●	Registrant accounts for its investment in Fulton Street Houses in accordance with the equity method of accounting.

●
Registrant does not consolidate the accounts and activities of Fulton Street Houses, which is considered a Variable Interest Entity as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary. Registrant's balance in investment in local partnership represents the maximum exposure to loss in connection with such investment. Registrant's exposure to loss on Fulton Street Houses is mitigated by the condition and financial performance of the Fulton Street Houses Property as well as the financial strength of the Fulton Street Houses Local General Partner. In addition, Fulton Street Houses' partnership agreement grants the Fulton Street Houses Local General Partner the power to direct the activities that most significantly impact Fulton Street Houses' economic success.  As a result of cumulative equity losses and distributions, Registrant's investment in Fulton Street Houses reached a zero balance in a prior year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
 American Tax Credit Properties III L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the "Partnership") as of March 30, 2018 and 2017, and the related statements of operations and comprehensive income (loss), changes in partners' equity (deficit) and cash flows for each of the years in the two-year period ended March 30, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended March 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the Partnership's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Marks Paneth LLP

We have served as the Partnership's auditor since 2013.

New York, New York
June 25, 2018

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2018 AND 2017

	2018	2017

ASSETS

Cash and cash equivalents	$4,009	$62,429
Investment in Pemberwick Fund - a short duration bond fund	309,296	832,364

	$313,305	$894,793

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$21,771	$27,475
Payable to general partner and affiliates	2,614,191	3,101,684

	2,635,962	3,129,159

Commitments and contingencies

Partners' deficit

General partner	(2,149,235)	(2,060,698)
Limited partners (35,883 units of limited partnership interest outstanding)	(170,804)	(170,804)
Accumulated other comprehensive loss	(2,618)	(2,864)

	(2,322,657)	(2,234,366)

	$313,305	$894,793

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED MARCH 30, 2018 AND 2017

	2018	2017

REVENUE

Interest	$5,902	$7,824
Other income from local partnerships		6,967

TOTAL REVENUE	5,902	14,791

EXPENSES

Administration fees - affiliate	19,186	24,902
Management fees - affiliate	19,186	24,902
Professional fees	38,866	44,678
Printing, postage and other	17,201	18,644

TOTAL EXPENSES	94,439	113,126

LOSS PRIOR TO GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES	(88,537)	(98,335)

GAIN ON SALE OF LIMITED PARTNER INTERESTS/LOCAL PARTNERSHIP PROPERTIES		879,937

NET INCOME (LOSS)	(88,537)	781,602

Other comprehensive income (loss) - Pemberwick Fund	246	(2,071)

COMPREHENSIVE INCOME (LOSS)	$(88,291)	$779,531

NET INCOME (LOSS) ATTRIBUTABLE TO

General partner	$(88,537)	$781,602
Limited partners	--	--

	$(88,537)	$781,602

NET INCOME (LOSS) per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
YEARS ENDED MARCH 30, 2018 AND 2017

	General Partner	Limited Partners	Accumulated Other Comprehensive Income (Loss)	Total

Partners' deficit, March 30, 2016	$(2,842,300)	$(107,589)	$(793)	$(2,950,682)

Net income	781,602			781,602

Distributions to partners		(63,215)		(63,215)

Other comprehensive loss - Pemberwick Fund			(2,071)	(2,071)

Partners' deficit, March 30, 2017	(2,060,698)	(170,804)	(2,864)	(2,234,366)

Net loss	(88,537)			(88,537)

Other comprehensive income - Pemberwick Fund			246	246

Partners' deficit, March 30, 2018	$(2,149,235)	$(170,804)	$(2,618)	$(2,322,657)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2018 AND 2017

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,753	$8,025
Cash paid for
Administration fees	(264,210)	(98,168)
Management fees	(261,655)	(110,000)
Professional fees	(38,866)	(55,038)
Printing, postage and other expenses	(22,905)	(12,929)

Net cash used in operating activities	(579,883)	(268,110)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(7,537)	(667,269)
Redemptions from Pemberwick Fund	529,000	64,000
Proceeds in connection with sale of limited partner interests/local partnership properties		879,937
Distributions received from local partnerships		6,967

Net cash provided by investing activities	521,463	283,635

CASH FLOWS FROM FINANCING ACTIVITIES

Distributions to partners		(63,215)

Net cash used in financing activities		(63,215)

Net decrease in cash and cash equivalents	(58,420)	(47,690)

Cash and cash equivalents at beginning of year	62,429	110,119

CASH AND CASH EQUIVALENTS AT END OF YEAR	$4,009	$62,429

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain (loss) on investment in Pemberwick Fund	$246	$(2,071)

See reconciliation of net income (loss) to net cash used in operating activities on page 19.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2018 AND 2017

	2018	2017

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH USED IN OPERATING ACTIVITIES

Net income (loss)	$(88,537)	$781,602

Adjustments to reconcile net income (loss) to net cash used in operating activities

Gain on sale of limited partner interests/local partnership properties		(879,937)
Other income from local partnerships		(6,967)
Loss on redemptions from Pemberwick Fund	1,851	201
Decrease in payable to general partner and affiliates	(487,493)	(158,364)
Decrease in accounts payable and accrued expenses	(5,704)	(4,645)

NET CASH USED IN OPERATING ACTIVITIES	$(579,883)	$(268,110)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2018 AND 2017

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

1.     Organization, Purpose and Summary of Significant Accounting Policies (Continued)

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

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund ("Pemberwick"), an investment grade institutional short duration bond fund, at fair value. Realized gains (losses) are included in (offset against) interest revenue. Investment in Pemberwick is classified as available-for-sale and unrealized gains (losses) are included as items of comprehensive income (loss) and are reported as a separate component of partners' equity (deficit).

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (the "IRS") and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2013 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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

2.     Capital Contributions and Distributions

On March 12, 1990, the Partnership commenced the offering of units (the "Units") through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in four closings. At these closings, subscriptions for a total of 35,883 Units representing $35,883,000 in Limited Partner capital contributions were accepted. In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,418,530, of which $75,000 was capitalized as organization costs and $4,343,530 was charged to the Limited Partners' equity as syndication costs. The General Partner contributed $100 to the Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

2.     Capital Contributions and Distributions (Continued)

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

3.     Cash and Cash Equivalents

As of March 30, 2018, the Partnership has $4,009 in cash and cash equivalents, all of which is held in accounts at two financial institutions in which such accounts are insured up to $250,000 at each institution by the Federal Deposit Insurance Corporation (the "FDIC"). The entire amount is FDIC insured as of March 30, 2018.

4.     Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the "Advisor") will select investments so that 90% of Pemberwick's assets will be rated "A-" or better by a nationally recognized statistical rating organization ("NRSRO") such as Moody's Investor Services, Inc. ("Moody's") and/or by Standard & Poor's Financial Services, LLC ("S&P") (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick's assets is approximately 3.18 years as of March 30, 2018. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick's net asset value ("NAV") is $9.98 and $10.03 per share as of March 30, 2018 and 2017, respectively. The Partnership's investment in Pemberwick as of March 30, 2018 and 2017 is $309,296 and $832,364, respectively. An unrealized loss of $2,618 as of March 30, 2018 is reflected as accumulated other comprehensive loss in the accompanying balance sheet as of March 30, 2018. The Partnership has earned $57,021 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2018. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick's NAV was $9.99 as of May 31, 2018.

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.50% of the average daily net assets of Pemberwick through December 5, 2016. Such fee was reduced to 0.25% as of December 6, 2016. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived all fees fee earned in excess of 0.15% since Pemberwick's inception and earned $596 and $1,318 in connection with the Partnership's investment in Pemberwick for the years ended March 30, 2018 and 2017, respectively, enough to cover its direct costs. The Advisor's asset management affiliate, Richman Asset Management, Inc. ("RAM") has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

5.     Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in forty-three Local Partnerships. As of March 30, 2018, the Partnership owns a 99% Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses").  In connection with the initial purchase of forty-three Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2018 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances to a certain Local Partnership and all of which has been paid.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

5.     Investment in Local Partnerships (Continued)

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

Equity in loss of investment in local partnerships is limited to the Partnership's investment balance in each Local Partnership; any excess is applied to other partners' capital in any such Local Partnership (see Note 1). The amount of such excess losses applied to other partners' capital was $228,448 and $217,171 for the years ended December 31, 2017 and 2016, respectively, as reflected in the combined statements of operations of the Local Partnerships herein Note 5.

The combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 and the combined statements of operations of the Local Partnerships for the years then ended are reflected on pages 24 and 25, respectively. The combined balance sheet of the Local Partnerships as of December 31, 2016 does not include any balances in connection with the Local Partnerships in which the Partnership no longer owns an interest as of such date, while the combined statement of operations of the Local Partnerships for the year then ended includes the results of operations of such Local Partnerships for the period prior to the sales or other dispositions (see discussion above herein Note 5). Accordingly, the combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 and the combined statement of operations of the Local Partnerships for the year ended December 31, 2017 only include balances for Fulton Street Houses.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

5.     Investment in Local Partnerships (Continued)

The combined balance sheets of the Local Partnerships as of December 31, 2017 and 2016 are as follows:

	2017	2016

ASSETS

Cash and cash equivalents	$134,233	$91,918
Rents receivable	10,959	7,448
Escrow deposits and reserves	4,879	57,171
Land	2	2
Buildings and improvements (net of accumulated depreciation of $5,692,901 and $5,443,697)	462,758	631,253
Other assets	109,294	113,959

	$722,125	$901,751

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$37,617	$34,374
Due to related parties	657,410	657,403
Mortgage loans	3,869,930	3,869,930
Accrued interest	1,146,641	1,099,278
Other liabilities	41,394	40,877

	5,752,992	5,701,862

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	1,948,081	1,948,081
Cumulative loss	(1,948,081)	(1,948,081)

	--	--

General partner
Capital contributions, net of distributions	100	100
Cumulative loss	(5,030,967)	(4,800,211)

	(5,030,867)	(4,800,111)

	(5,030,867)	(4,800,111)

	$722,125	$901,751

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

5.     Investment in Local Partnerships (Continued)

The combined statements of operations of the Local Partnerships for the years ended December 31, 2017 and 2016 are as follows:

	2017	2016

REVENUE

Rental	$429,155	$981,398
Interest and other	2,734	13,908

TOTAL REVENUE	431,889	995,306

EXPENSES

Administrative	55,049	120,345
Payroll	73,709	113,930
Utilities	80,754	134,945
Operating and maintenance	79,768	166,953
Taxes and insurance	76,798	149,389
Financial	47,363	151,177
Depreciation and amortization	249,204	380,435

TOTAL EXPENSES	662,645	1,217,174

LOSS BEFORE GAIN ON SALE OF PROPERTY	(230,756)	(221,868)

GAIN ON SALE OF PROPERTY	--	711,374

NET INCOME (LOSS)	$(230,756)	$489,506

NET INCOME (LOSS) ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$--	$--
General partners and other limited partners (includes $228,448 and $217,171 of Partnership losses in excess of investment and specially allocated income of $702,870 in 2016)	(230,756)	489,506

	$(230,756)	$489,506

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

6.     Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the "Management Fee") and an annual additional management fee (the "Additional Management Fee") payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or 0.14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to 0.06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees of $18,341 and $23,502 for the years ended March 30, 2018 and 2017, respectively, and Additional Management Fees of $845 and $1,400 for the years ended March 30, 2018 and 2017, respectively. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,308,031 and $1,550,500 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2018 and 2017, respectively.

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. ("MLFA"), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the "Administration Fee") and an annual additional administration fee (the "Additional Administration Fee") for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or 0.14% of Invested Assets, while the annual Additional Administration Fee is equal to 0.06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees of $18,341 and $23,502 for the years ended March 30, 2018 and 2017, respectively, and Additional Administration Fees of $845 and $1,400 for the years ended March 30, 2018 and 2017, respectively. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations and comprehensive income (loss). Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $1,306,160 and $1,551,184 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2018 and 2017, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

7.     Taxable Income (Loss)

A reconciliation of the financial statement net income (loss) of the Partnership for the years ended March 30, 2018 and 2017 to the tax return income (loss) for the years ended December 31, 2017 and 2016 is as follows:

	2018	2017

Financial statement net income (loss) for the years ended March 30, 2018 and 2017	$(88,537)	$781,602

Add (less) net transactions occurring between
January 1, 2016 and March 30, 2016	--	72,175
January 1, 2017 and March 30, 2017	(19,547)	19,547
January 1, 2018 and March 30, 2018	23,693	--

Adjusted financial statement net income (loss) for the years ended December 31, 2017 and 2016	(84,391)	873,324

Management Fees and Administration Fees deductible for tax purposes when paid	(686,599)	49,036

Equity in income (loss) of investment in local partnerships	(221,866)	866,064

Gain on sale of limited partner interests/local partnership properties	(7,000)	249,847

Other income from local partnerships	--	(6,967)

Other differences	384	623

Tax return income (loss) for the years ended December 31, 2017 and 2016	$(999,472)	$2,031,927

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2017 and 2016 are as follows:

	2017	2016

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(5,508,058)	(5,283,192)

	$5,508,058	$5,283,192

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2018 AND 2017

8.     Fair Value of Financial Instruments

The fair value amounts have been determined using available market information, assumptions, estimates and valuation methodologies.

Cash and cash equivalents

The carrying amount approximates fair value.

Investment in Pemberwick Fund, a short duration bond fund

The fair value of Pemberwick is based on current market quotes received from active markets. Pemberwick's NAV is calculated and published daily (see Note 4).

Investment in local partnerships

The carrying amount approximates fair value.

9.     Going Concern Considerations

As of March 30, 2018, the Partnership's current liabilities exceed its liquid assets by approximately $2,323,000; such deficit is the result of accrued Management Fees and Administration Fees totaling approximately $2,614,000 (see Note 6).  The General Partner and RAM have historically not required the payment of such fees on a current basis and have agreed to continue to defer receipt of such fees until such time as the Partnership has liquid assets available for payment. Management of the Partnership believes that such deferral will provide the Partnership with the ability to meet its other obligations as they come due for at least the twelve month period beginning on June 25, 2018.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant's disclosure controls and procedures were effective as of March 30, 2018.

Management's Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant's internal control over financial reporting was effective as of March 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant's internal control over financial reporting during the three months ended March 30, 2018 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

Richard Paul Richman, age 70, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property. Mr. Richman is also the sole director of Richman American Credit Corp., an affiliate of Richman Housing and the manager of American Tax Credit Trust, a Delaware statutory business trust.

Brian Myers, age 54, is the President of Richman Housing and the President of Richman Asset Management, Inc. ("RAM"), an affiliate of Richman Housing. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall partnership management operations of RAM in connection with Registrant's investment in the Local Partnerships.

James Hussey, age 57, is a Vice President and the Treasurer of Richman Housing. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 62, is a Vice President and the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 56, is an Assistant Treasurer of Richman Housing and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

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

The Board of Director of Richman Housing has adopted a code of ethics for senior financial officers of Registrant, applicable to Registrant's principal executive officer, principal financial officer and comptroller or principal accounting officer, or persons performing similar functions. Registrant will provide to any person without charge a copy of such code of ethics upon written request to the General Partner at 777 West Putnam Avenue, Greenwich, Connecticut 06830, Attention: Secretary.

Item 11.    Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the years ended March 30, 2018 and 2017. During the years ended March 30, 2018 and 2017, Richman Housing did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

JJJ Fund, LLC and an affiliate thereof, having the mailing address 2 North Central Avenue, 15th Floor, Phoenix, Arizona 85004 are the owners of 2,788 Units, representing approximately 7.77% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,961 Units, representing approximately 8.25% of all such Units. As of June 7, 2018, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.     Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2019.

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

Indebtedness of Management

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2018 and 2017.

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

Item 14.     Principal Accountant Fees and Services.

Registrant's independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2018 and 2017:

	2018	2017

Audit Fees	$28,000	$28,000
Audit-Related Fees	--	--
Tax Fees	$6,250	$7,750
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant's interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2018 and 2017.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2018 and 2017 principal accountant fees and services.

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

(3)  Exhibits.

Incorporated by
	Exhibit	Reference to

4.1	Amended and Restated Agreement of Limited Partnership of Registrant	Exhibit A to Registrant's Prospectus filed February 15, 1990 (File No. 33-31390)

10.1	April Gardens Apartments II Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.2	Ashland Park Apartments, L.P. Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.3	Auburn Family, L.P. Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.4	Amendment No. 2 to the Batesville Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.5	Batesville Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.6	Bay Springs Elderly, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.7	Brisas del Mar Apartments Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.8	Amendment No. 1 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.9	Amendment No. 2 to the Bruce Housing Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.10	Bruce Housing Associates, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to

10.11	Carrington Limited Dividend Housing Association Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.12	Carrington Limited Dividend Housing Association Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.13	Carrington Limited Dividend Housing Association Limited Partnership Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.14	Chestnut Park Associates, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.15	Chowan Senior Manor Associates Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.16	Christian Street Commons Associates Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.17	Country View Apartments Second Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.18	Desarrollos de Belen Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.18 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.19	Desarrollos de Emaus Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.19 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.20	Ellinwood Heights Apartments, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.1 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.21	Fulton Street Houses Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.21 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.22	Hayes Run Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.2 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.23	Howard L. Miller Sallisaw Apartments II, L.P. Third Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.10 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.24	Hurlock Meadow Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.24 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.25	Amendment No. 1 to the Ivy Family, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.26	Ivy Family, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.27	Justin Associates Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.7 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.28	LaBelle Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.13 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.29	LaBelle Commons, Ltd. Amendment No. 1 to Amended and Restated Agreement of Limited Partnership	Exhibit 10.29 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.30	Amendment No. 2 to the Lawrence Road Properties, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.8 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.31	Lawrence Road Properties, Ltd. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.32	Loma Del Norte Limited Partnership Amended and Restated Limited Partnership Agreement	Exhibit 10.2 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.33	Long Reach Associates Limited Partnership Sixth Amended and Restated Agreement of Limited Partnership	Exhibit 10.15 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.34	Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.16 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.35	Amendment No. 1 to the Mirador del Toa Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.17 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.36	Moore Haven Commons, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.9 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.37	NP-89 Limited Dividend Housing Association Limited Partnership Second Restated and Amended Agreement of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended June 29, 1991 (File No. 0-19217)

10.38	Nash Hill Associates, Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.37 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.39	North Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.3 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.40	Orange City Plaza, Limited Partnership Amended and Restated Partnership Agreement	Exhibit 10.40 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

Incorporated by
	Exhibit	Reference to

10.41	Puerta del Mar Limited Partnership (A Delaware Limited Partnership) Amended and Restated Agreement of Limited Partnership	Exhibit 10.10 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.42	Amendment No. 2 to the Purvis Heights Properties, L.P. Amended and Restated Agreement of Limited Partnership	Exhibit 10.11 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.43	Purvis Heights Properties, L.P. Amendment No. 3 to the Amended and Restated Agreement of Limited Partnership	Exhibit 10.6 to Form 10-Q Report for the period ended December 30, 1991 (File No. 0-19217)

10.44	Queen Lane Investors Amendment No. 1 to Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.12 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.45	Somerset Manor, Ltd. Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.13 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.46	Sugar Cane Villas, Ltd. Amended and Restated Agreement of Limited Partnership	Exhibit 10.23 to Form 10-K Report for the year ended March 30, 1991 (File No. 33-31390)

10.47	Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.47 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

10.48	Amendment No.1 to the Summerfield Apartments Limited Partnership Amended and Restated Agreement of Limited Partnership	Exhibit 10.48 to Form 10-K Report for the year ended March 30, 1998 (File No. 0-19217)

10.49	Sydney Engel Associates Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1990 (File No. 33-31390)

10.50	First Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates	Exhibit 10.49 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.51	Second Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.50 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.52	Third Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.51 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.53	Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of Sydney Engel Associates L.P.	Exhibit 10.52 to Form 10-K Report for the year ended March 30, 1997 (File No. 0-19217)

10.54	Union Valley Associates Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.14 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.55	Walnut Grove Family, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.4 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to

10.56	Waynesboro Apartments Limited Partnership Amended and Restated Agreement and Certificate of Limited Partnership	Exhibit 10.15 to Form 10-Q Report for the period ended December 30, 1990 (File No. 33-31390)

10.57	West Calhoun City, L.P. (A Mississippi Limited Partnership) Amended and Restated Limited Partnership Agreement and Certificate of Limited Partnership	Exhibit 10.5 to Form 10-Q Report for the period ended September 29, 1991 (File No. 0-19217)

10.58	Westminster Apartments Limited Partnership Second Amended and Restated Agreement of Limited Partnership	Exhibit 10.53 to Form 10-K Report for the year ended March 30, 1992 (File No. 33-31390)

*31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

*31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

*32.1	Section 1350 Certification of Chief Executive Officer

*32.2	Section 1350 Certification of Chief Financial Officer

99.1	Pages 20 through 31 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.1 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.2	Pages 44 through 71 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.2 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.3	Pages 78 through 80 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.3 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.4	Pages 14 through 19 of Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.4 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.5	Supplement No. 1 dated June 6, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.5 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.6	Supplement No. 2 dated November 21, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.6 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.7	Supplement No. 3 dated December 20, 1990 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.7 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.8	Supplement No. 4 dated October 30, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.8 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.9	Supplement No. 5 dated December 26, 1991 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

Incorporated by
	Exhibit	Reference to

99.10	Supplement No. 6 dated January 15, 1992 to Prospectus dated February 7, 1990 filed pursuant to Rule 424(b)(3) under Securities Act of 1933	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.11	Report of Independent Registered Public Accounting Firm of Carrington L.D.H.A. Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.9 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.12	Independent Auditor's Report of Ellinwood Heights Apartments, L.P. as of and for the years ended December 31, 2004 and 2003	Exhibit 99.10 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.13	Independent Auditors' Report of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2004	Exhibit 99.11 to Form 10-K Report for the year ended March 30, 2005 (File No. 0-19217)

99.14	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.12 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.15	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2005	Exhibit 99.13 to Form 10-K Report for the year ended March 30, 2006 (File No. 0-19217)

99.16	Audited Financial Statements of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2006	Exhibit 99.14 to Form 10-K Report for the year ended March 30, 2007 (File No. 0-19217)

99.17	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2007	Exhibit 99.15 to Form 10-K Report for the year ended March 30, 2008 (File No. 0-19217)

99.18	Deferred Fee Agreement between Registrant, the General Partner and ML Fund Administrators Inc.	Exhibit 99.18 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.19	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2008	Exhibit 99.19 to Form 10-K Report for the year ended March 30, 2009 (File No. 0-19217)

99.20	Report of Independent Registered Public Accounting Firm of NP-89 Limited Dividend Housing Association Limited Partnership as of and for the year ended December 31, 2009	Exhibit 99.20 to Form 10-K Report for the year ended March 30, 2010 (File No. 0-19217)

**101 INS	XBRL Instance Document

**101 SCH	XBRL Schema Document

**101 CAL	XBRL Calculation Linkbase Document

Incorporated by
	Exhibit	Reference to

**101 DEF	XBRL Definition Linkbase Document

**101 LAB	XBRL Labels Linkbase Document

**101 PRE	XBRL Presentation Linkbase Document

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2018, formatted in Extensible Business Reporting Language ("XBRL"); (i) Balance Sheets as of March 30, 2018 and 2017; (ii) Statements of Operations and Comprehensive Income (Loss) for the years ended March 30, 2018 and 2017; (iii) Statements of Changes in Partners' Equity (Deficit) for the years ended March 30, 2018 and 2017; and (iv) Statements of Cash Flows for the years ended March 30, 2018 and 2017

*Filed herewith.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 25, 2018	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 25, 2018	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the general	June 25, 2018
(Brian Myers)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 25, 2018
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of	June 25, 2018
(Richard Paul Richman)	the General Partner