Form 10-Q
period 2018-06-29
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2018-08-03
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 29, 2018

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.  Yes    X    No

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes    X      No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer          Accelerated Filer            Non-Accelerated Filer            Smaller Reporting Company    X    Emerging Growth Company______

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes         No   X

AMERICAN TAX CREDIT PROPERTIES III L.P.

PART I - FINANCIAL INFORMATION

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
(UNAUDITED)

	June 29,	March 30,
	2018	2018

ASSETS

Cash and cash equivalents	$25,355	$4,009
Investment in Pemberwick Fund, a short duration bond fund	265,080	309,296

	$290,435	$313,305

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$9,553	$21,771
Payable to general partner and affiliates	2,621,477	2,614,191

	2,631,030	2,635,962

Commitments and contingencies

Partners' deficit

General partner	(2,169,791)	(2,151,853)
Limited partners (35,883 units of limited partnership interest outstanding)	(170,804)	(170,804)

	(2,340,595)	(2,322,657)

	$290,435	$313,305

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 29, 2018 AND 2017
(UNAUDITED)

	2018	2017

REVENUE

Interest	$1,798	$2,716

TOTAL REVENUE	1,798	2,716

EXPENSES

Administration fees	4,797	4,797
Management fees	4,797	4,797
Professional fees	9,744	9,996
Printing, postage and other	398	552

TOTAL EXPENSES	19,736	20,142

NET LOSS	$(17,938)	$(17,426)

NET LOSS ATTRIBUTABLE TO

General partner	$(17,938)	$(17,426)
Limited partners	--	--

	$(17,938)	$(17,426)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED JUNE 29, 2018 AND 2017
(UNAUDITED)

	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$1,800	$2,716
Cash paid for
Administration fees	(2,308)	(118,001)
Management fees		(118,333)
Professional fees	(21,951)	(21,838)
Printing, postage and other expenses	(409)	(6,267)

Net cash used in operating activities	(22,868)	(261,723)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(1,786)	(2,673)
Redemptions from Pemberwick Fund	46,000	232,000

Net cash provided by investing activities	44,214	229,327

Net increase (decrease) in cash and cash equivalents	21,346	(32,396)

Cash and cash equivalents at beginning of period	4,009	62,429

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$25,355	$30,033

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund included in interest revenue	$376	$773

See reconciliation of net loss to net cash used in operating activities on page 6.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
THREE MONTHS ENDED JUNE 29, 2018 AND 2017
(UNAUDITED)

	2018	2017

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(17,938)	$(17,426)

Adjustments to reconcile net loss to net cash used in operating activities

Loss on redemptions from Pemberwick Fund	378	773
Unrealized gain on investment in Pemberwick Fund included in interest revenue	(376)	(773)
Decrease in accounts payable and accrued expenses	(12,218)	(17,557)
Increase (decrease) in payable to general partner and affiliates	7,286	(226,740)

NET CASH USED IN OPERATING ACTIVITIES	$(22,868)	$(261,723)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
JUNE 29, 2018
(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited financial statements of American Tax Credit Properties III L.P. (the "Partnership") have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information. They do not include all information and footnotes required by GAAP for complete financial statements. In the opinion of the general partner of the Partnership (the "General Partner"), the accompanying unaudited financial statements include all adjustments necessary to present fairly the financial position as of June 29, 2018 and the results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. The results of operations for the three months ended June 29, 2018 are not necessarily indicative of the results that may be expected for the entire year.

As of March 31, 2018, the Partnership adopted Accounting Standards Update 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (the "Update").  In addition to other provisions, the Update requires that changes in the fair value of equity securities be recognized through net income (loss) in the statement of operations. Accordingly, the unrealized gain or loss on the Partnership's investment in Pemberwick Fund, a short duration bond fund ("Pemberwick") is included in interest revenue in the accompanying unaudited statements of operations. Certain prior period balances have been reclassified to conform to the current period presentation.

2.	Investment in Local Partnerships

The Partnership initially acquired limited partner equity interests (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships") representing capital contributions in the aggregate amount of $29,384,966, which includes voluntary advances (the "Advances") made to a certain Local Partnership and all of which has been paid. As of June 29, 2018, the Partnership holds a Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses"). The results of operations of Fulton Street Houses are provided by the general partner of Fulton Street Houses on an unaudited basis during interim periods. The Partnership has no legal obligation to fund any operating deficits of Fulton Street Houses.

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

The Partnership carries its investment in Pemberwick at fair value. The fair value of the Partnership's investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements as defined in Accounting Standards Codification ("ASC") Topic 820. Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Partnership has the ability to access. Pemberwick's net asset value ("NAV") is $9.98 per share as of June 29, 2018. The Partnership has recognized $56,188 of interest revenue from the date of its initial investment in Pemberwick through June 29, 2018, which includes an unrealized loss of $2,242 as of June 29, 2018.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
JUNE 29, 2018
(UNAUDITED)

4.	Going Concern Considerations

As of June 29, 2018, the Partnership's current liabilities exceed its liquid assets by approximately $2,341,000; such deficit is the result of accrued Management Fees and Administration Fees totaling approximately $2,621,000.  The General Partner and its asset management affiliate have historically not required the payment of such fees on a current basis and have agreed to continue to defer receipt of such fees until such time as the Partnership has liquid assets available for payment. Management of the Partnership believes that such deferral will provide the Partnership with the ability to meet its other obligations as they come due for at least the twelve month period beginning on August 3, 2018.

5.	Additional Information

Additional information, including the audited March 30, 2018 Financial Statements and the Organization, Purpose and Summary of Significant Accounting Policies, is included in the Partnership's Annual Report on Form 10-K for the fiscal year ended March 30, 2018 on file with the Securities and Exchange Commission.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Material Changes in Financial Condition

As of June 29, 2018, American Tax Credit Properties III L.P. (the "Registrant") has not experienced a significant change in financial condition as compared to March 30, 2018. Principal changes in assets are comprised of periodic transactions and adjustments. Registrant had initially acquired a limited partner equity interest (the "Local Partnership Interest" or "Local Partnership Interests") in forty-three partnerships (the "Local Partnership" or "Local Partnerships"), that own/owned low-income multifamily residential complexes (the "Property" or "Properties") that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code. As of August 3, 2018, Registrant holds a Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership ("Fulton Street Houses"). During the three months ended June 29, 2018, Registrant received cash from interest revenue and redemptions from Pemberwick Fund, a short duration bond fund ("Pemberwick") and utilized cash for operating expenses and investments in Pemberwick. Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $23,000 during the three months ended June 29, 2018. Payable to general partner and affiliates in the accompanying unaudited balance sheet as of June 29, 2018 represents deferred administration and management fees.

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

Registrant's operations for the three months ended June 29, 2018 and 2017 have not varied significantly, as reflected by net losses of $17,938 and $17,426, respectively.

Recent Accounting Pronouncements

As of March 31, 2018, Registrant adopted Accounting Standards Update 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" (the "Update").  In addition to other provisions, the Update requires that changes in the fair value of equity securities be recognized through net income (loss) in the statement of operations. Accordingly, the unrealized gain or loss on Registrant's investment in Pemberwick is included in interest revenue in the accompanying unaudited statements of operations. Certain prior period balances have been reclassified to conform to the current period presentation.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the three months ended June 29, 2018. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the general partner of the General Partner concluded that Registrant's disclosure controls and procedures were effective as of June 29, 2018.

AMERICAN TAX CREDIT PROPERTIES III L.P.

Item 4.   Controls and Procedures (Continued).

There were no changes in Registrant's internal control over financial reporting during the three months ended June 29, 2018 that have materially affected, or are reasonably likely to materially affect, Registrant's internal control over financial reporting.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: August 3, 2018	/s/Brian Myers
By: Brian Myers
Chief Executive Officer

Dated: August 3, 2018	/s/James Hussey
By: James Hussey
Chief Financial Officer

Dated: August 3, 2018	/s/Richard Paul Richman
By: Richard Paul Richman
Sole Director