Form 10-K
period 2019-03-30
AMERICAN TAX CREDIT PROPERTIES III LP
filed 2019-06-21
CIK 856135

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 30, 2019

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes      X      No ____

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes     X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer              Accelerated Filer                Non-Accelerated Filer ______  Smaller Reporting Company       X        Emerging Growth Company

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

PART I

Item 1.  Business.

General Development of Business and Narrative Description of Business

American Tax Credit Properties III L.P. (the "Registrant"), a Delaware limited partnership, was formed on September 21, 1989 to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the "Low-income Housing Tax Credit") in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the “Local Partnership Interest” or “Local Partnership Interests”) in partnerships (the "Local Partnership" or "Local Partnerships") that are/were the owners of the Properties. The Local Partnerships hold/held their respective Properties in fee.  Registrant initially invested in forty-three such Local Partnerships. Registrant considers its activity to constitute a single industry segment.

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

Disposal of Local Partnership Interests

Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 21, 2019, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the Local Partnerships (the “Local General Partners”) of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale of the Property cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interest in Fulton Street Houses Limited Partnership (“Fulton Street Houses”), which has a 30 year Extended Use Provision.  Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.

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

Registrant initially acquired Local Partnership Interests in forty-three Local Partnerships from 1990 through 1992.  As discussed above in Item 1 - Business, the Compliance Period of all of the Local Partnerships had expired as of December 31, 2007 and, accordingly, Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 21, 2019, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties.  In the event a sale of the Fulton Street Houses Property cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s 99% Local Partnership Interest in Fulton Street Houses, which has a 30 year Extended Use Provision (see discussion above in Item 1 - Business).  Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.  In addition to amounts that remain outstanding under the terms of the debt structure of Fulton Street Houses, it has outstanding obligations to the Local General Partner of Fulton Street Houses and affiliates thereof for operating advances made over the years and for certain fees that were deferred.

Item 2.  Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2018		Subsidy (see footnotes)
April Gardens Apartments II Limited Partnership (2) April Gardens Apartments Las Piedras, Puerto Rico	48	$485,581	$--	(2)
Ashland Park Apartments, L.P. (2) Ashland Park Apartments Ashland, Nebraska	24	235,732	--	(2)
Auburn Family, L.P. (2) Auburn Apartments Louisville, Mississippi	16	95,412	--	(2)
Batesville Family, L.P. (2) Westridge Apartments Batesville, Mississippi	48	239,716	--	(2)
Bay Springs Elderly, L.P. (2) Bay Springs Manor Bay Springs, Mississippi	24	208,820	--	(2)
Brisas del Mar Apartments Limited Partnership (2) Brisas del Mar Apartments Hatillo, Puerto Rico	66	668,172	--	(2)
Bruce Housing Associates, L.P. (2) Bruce Family Apartments Bruce, Mississippi	40	183,155	--	(2)
Carrington Limited Dividend Housing Association Limited Partnership (2) Carrington Place Farmington Hills, Michigan	100	2,174,720	--	(2)
Chestnut Park Apartments, L.P. (2) Chestnut Park Apartments East Orange, New Jersey	59	4,204,576	--	(2)
Chowan Senior Manor Associates Limited Partnership (2) Azalea Garden Senior Manor Apartments Murfreesboro, North Carolina	33	278,405	--	(2)
Christian Street Commons Associates (2) Christian Street Commons Apartments Philadelphia, Pennsylvania	18	581,645	--	(2)
Country View Apartments (2) Country View Apartments Pembroke, Maine	16	279,183	--	(2)

Item 2.  Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2018		Subsidy (see footnotes)
Desarrollos de Belen Limited Partnership (2) Vista de Jagueyes II Apartments Aguas Buenas, Puerto Rico	41	$422,929	$--	(2)
Desarrollos de Emaus Limited Partnership (2) Hucares II Apartments Naguabo, Puerto Rico	72	631,404	--	(2)
Ellinwood Heights Apartments, L.P. (2) Ellinwood Heights Apartments Ellinwood, Kansas	24	156,261	--	(2)
Fulton Street Houses Limited Partnership Fulton Street Houses Brooklyn, New York	36	1,948,081	3,869,930		(1)
Hayes Run Limited Partnership (2) Mashburn Gap Apartments Marshall, North Carolina	34	322,074	--	(2)
Howard L. Miller Sallisaw Apartments II, L.P. (2) Sallisaw II Apartments Sallisaw, Oklahoma	24	130,158	--	(2)
Hurlock Meadow Limited Partnership (2) Hurlock Meadow Apartments Hurlock, Maryland	30	284,218	--	(2)
Ivy Family, L.P. (2) Ivy Apartments Louisville, Mississippi	32	135,528	--	(2)
Justin Associates (2) Locust Tower Apartments Philadelphia, Pennsylvania	40	1,809,723	--	(2)
LaBelle Commons, Ltd. (2) LaBelle Commons LaBelle, Florida	32	253,580	--	(2)
Lawrence Road Properties, Ltd. (2) Hillcrest Apartments Newton, Mississippi	24	123,799	--	(2)
Loma Del Norte Limited Partnership (2) Loma Del Norte Apartments Anthony, New Mexico	40	314,865	--	(2)

Item 2.  Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2018		Subsidy (see footnotes)
Long Reach Associates Limited Partnership (2) Oak Ridge Apartments Bath, Maine	30	$448,922	$--	(2)
Mirador del Toa Limited Partnership (2) Mirador del Toa Apartments Toa Alta, Puerto Rico	48	284,847	--	(2)
Moore Haven Commons, Ltd. (2) Moore Haven Commons Moore Haven, Florida	28	213,402	--	(2)
NP-89 Limited Dividend Housing Association Limited Partnership (2) Newport Apartments Clinton Township, Michigan	168	2,372,292	--	(2)
Nash Hill Associates, Limited Partnership (2) Nash Hill Place Williamsburg, Massachusetts	28	302,575	--	(2)
North Calhoun City, L.P. (2) North Calhoun City Apartments Calhoun City, Mississippi	18	146,565	--	(2)
Orange City Plaza, Limited Partnership (2), (3) Orange City Plaza Apartments Orange City, Iowa	32	576,580	--	(2)
Puerta del Mar Limited Partnership (2) Puerta del Mar Apartments Hatillo, Puerto Rico	66	630,570	--	(2)
Purvis Heights Properties, L.P. (2) Pineview Apartments Purvis, Mississippi	40	191,512	--	(2)
Queen Lane Investors (2) Queen's Row Philadelphia, Pennsylvania	29	597,050	--	(2)
Somerset Manor, Ltd. (2) Somerset Manor Central City, Pennsylvania	24	208,465	--	(2)
Sugar Cane Villas, Ltd. (2) Sugar Cane Villas Pahokee, Florida	87	751,560	--	(2)

Item 2.  Properties (Continued).

Name of Local Partnership Name of apartment complex Apartment complex location	Number of rental units	Capital contribution	Mortgage loans payable as of December 31, 2018		Subsidy (see footnotes)
Summerfield Apartments Limited Partnership (2) Summerfield Apartments Charlotte, North Carolina	52	$1,088,667	$--	(2)
Sydney Engel Associates, L.P. (2) The Castle New York, New York	224	3,201,874	--	(2)
Union Valley Associates Limited Partnership (2) Union Valley Apartments Union Township, Pennsylvania	36	371,589	--	(2)
Walnut Grove Family, L.P. (2) Walnut Grove Apartments Walnut Grove, Mississippi	24	191,695	--	(2)
Waynesboro Apartments Limited Partnership (2) Waynesboro Apartments Waynesboro, Pennsylvania	36	360,859	--	(2)
West Calhoun City, L.P. (2) West Calhoun City Apartments Calhoun City, Mississippi	28	230,212	--	(2)
Westminster Apartments Limited Partnership (2) Westminster Apartments Philadelphia, Pennsylvania	42	1,047,993	--	(2)
		$29,384,966	$3,869,930

(1)	The Local Partnership’s debt structure includes a principal and interest payment subsidy.

(2)
The Local Partnership Interest is no longer owned by Registrant; there are no assets or liabilities related to such Local Partnership included in the combined balance sheets of the Local Partnerships as of December 31, 2018 and 2017 in Note 5 to the accompanying financial statements.

(3)	Capital contributions include voluntary advances made to the Local Partnership.

Item 3.  Legal Proceedings.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information and Holders

There is no established public trading market for the Units. Accordingly, accurate information as to the market value of a Unit at any given date is not available. The number of record holders of Units as of June 12, 2019 was approximately 1,283, holding an aggregate of 35,883 Units.

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

Distributions

Registrant does not anticipate that it will provide any cash distributions to the Limited Partners in the future. There were no cash distributions to or on behalf of the Limited Partners during the years ended March 30, 2019 and 2018.

Low-income Housing Tax Credits, which are subject to various limitations, may be used by the Limited Partners to offset federal income tax liabilities. Registrant generated total Low-income Housing Tax Credits from investments in Local Partnerships of approximately $1,559 per Unit. The Ten Year Credit Period with respect to the Properties was fully exhausted as of December 31, 2003 and the Compliance Periods of the Local Partnerships had expired as of December 31, 2007.  In a prior year, Registrant served a demand on the Local General Partners of all then remaining Local Partnerships to commence a sale process to dispose of the Properties. In the event a sale of the Fulton Street Houses Property cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interest in Fulton Street Houses. Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith.

Recent Sales of Unregistered Securities

None.

Item 6.  Selected Financial Data.

Registrant is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this Item.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Capital Resources and Liquidity

Registrant admitted limited partners (the “Limited Partners”) in four closings with aggregate Limited Partner capital contributions of $35,883,000. In connection with the offering of the sale of units (the “Units”), Registrant incurred organization and offering costs of approximately $4,419,000 and established a working capital reserve of approximately $2,153,000. The remaining net proceeds of approximately $29,311,000 (the “Net Proceeds”) were available to be applied to the acquisition of limited partner interests (the “Local Partnership Interest” or “Local Partnership Interests”) in partnerships (the “Local Partnership” or “Local Partnerships”) that own/owned low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (the “IRC”). The Net Proceeds were utilized in acquiring a Local Partnership Interest in forty-three Local Partnerships. As of June 21, 2019, Registrant owns one of the forty-three Local Partnership Interests initially acquired, Fulton Street Houses Limited Partnership (“Fulton Street Houses”).

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

As of March 30, 2019, Registrant has cash and cash equivalents and investment in Pemberwick Fund, a short duration bond fund (“Pemberwick”) totaling $260,706, which is available for operating expenses of Registrant and circumstances which may arise in connection with Fulton Street Houses. Future sources of Registrant funds are expected to be primarily from interest earned on working capital. In addition, although Registrant may be entitled to sales proceeds in the event of a sale of a sale of the Fulton Street Houses Property or a sale or assignment of Registrant’s Local Partnership Interest in Fulton Street Houses, Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith.

During the year ended March 30, 2019, Registrant received cash from interest revenue and redemptions from Pemberwick and utilized cash for operating expenses and investments in Pemberwick.  Cash and cash equivalents and investment in Pemberwick decreased, in the aggregate, by approximately $53,000 during the year ended March 30, 2019, primarily as the result of the payment of recurring operating expenses.  Payable to general partner and affiliates in the accompanying balance sheet as of March 30, 2019 represents deferred administration and management fees.

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

Cumulative losses and cash distributions in excess of investment in Fulton Street Houses may result from a variety of circumstances, including Fulton Street Houses’ accounting policies, subsidy structure, debt structure and operating deficits, among other things.  Accordingly, cumulative losses and cash distributions in excess of the investment are not necessarily indicative of adverse operating results of Fulton Street Houses.

Registrant’s operations have not varied significantly for the year ended March 30, 2019 as compared to the year ended March 30, 2018, as evidenced by losses of $84,571 and $88,291, respectively.

Fulton Street Houses’ net loss of approximately $230,000 for the year ended December 31, 2018 includes depreciation expense of approximately $241,000 and interest on non-mandatory debt of approximately $48,000. Fulton Street Houses’ net loss of approximately $231,000 for the year ended December 31, 2017 includes depreciation expense of approximately $249,000 and interest on non-mandatory debt of approximately $47,000. The results of operations of Fulton Street Houses for the year ended December 31, 2018 are not indicative of the results that may be expected in future periods.

Recent Accounting Pronouncements

As of March 31, 2018, Registrant adopted Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (the “Update”).  In addition to other provisions, the Update requires that changes in the fair value of certain investments be recognized through net income (loss) in the statement of operations. Accordingly, the unrealized gain or loss on Registrant’s investment in Pemberwick is included in interest revenue in the accompanying statements of operations. Certain prior year balances have been reclassified to conform to the current year presentation.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Local Partnership Matters

Registrant's primary objective, to provide Low-income Housing Tax Credits to its Limited Partners, has been completed. The relevant state tax credit agency allocated each of the Local Partnerships an amount of Low-income Housing Tax Credits, which are generally available for a ten year period from the year the Property is placed in service (the “Ten Year Credit Period”). The Ten Year Credit Period was fully exhausted with respect to all of the Properties as of December 31, 2003. The required holding period of each Property, in order to avoid Low-income Housing Tax Credit recapture, is fifteen years from the year in which the Low-income Housing Tax Credits commence on the last building of the Property (the "Compliance Period"). The Compliance Period of all of the Local Partnerships had expired as of December 31, 2007. In addition, certain of the Local Partnerships entered into agreements with the relevant state tax credit agencies whereby the Local Partnerships must maintain the low-income nature of the Properties for a period which exceeds the Compliance Period (in certain circumstances, up to 50 years from when the Property is placed in service, but commonly 30 years from the date any such Property is placed in service), regardless of a sale of the Properties by the Local Partnerships after the Compliance Period (the “Extended Use Provisions”). Although the Extended Use Provisions do not extend the Compliance Period of the respective Local Partnerships, such provisions may limit the number and availability of potential purchasers of the Properties. Accordingly, a sale of a Property may happen well after the expiration of the Compliance Period and/or may be significantly discounted. Registrant is in the process of disposing of its remaining Local Partnership Interests. As of June 21, 2019, Registrant owns one of the forty-three Local Partnership Interests initially acquired. In a prior year, Registrant served a demand on the general partners of the then remaining Local Partnerships (the “Local General Partners”) to commence a sale process to dispose of the Properties. In the event a sale of the Fulton Street Houses Property cannot be consummated, it is the General Partner’s intention to sell or assign Registrant’s Local Partnership Interest in Fulton Street Houses, which has a 30 year Extended Use Provision.  Registrant does not anticipate that it will receive any proceeds in connection with such sale or assignment and may incur certain costs in connection therewith. Registrant intends to dissolve after the final disposition of its Local Partnership Interest in Fulton Street Houses; there can be no assurance as to when such final disposition will occur.

Fulton Street Houses owns a 36 unit subsidized and leveraged low-income multifamily residential complex located in Brooklyn, New York. The outstanding mortgages of Fulton Street Houses do not require payment of principal or accrued interest until their maturity in June 2019. The Fulton Street Houses Local General Partner reports that it is currently negotiating to refinance the mortgages.  Registrant has no legal obligation to fund any operating deficits of Fulton Street Houses.

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

●
Registrant does not consolidate the accounts and activities of Fulton Street Houses, which is considered a Variable Interest Entity as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because Registrant is not considered the primary beneficiary. Registrant’s balance in investment in local partnership represents the maximum exposure to loss in connection with such investment. Registrant’s exposure to loss on Fulton Street Houses is mitigated by the condition and financial performance of the underlying Property as well as the financial strength of the Fulton Street Houses Local General Partner. In addition, Fulton Street Houses’ partnership agreement grants the Fulton Street Houses Local General Partner the power to direct the activities that most significantly impact Fulton Street Houses’ economic success.  As a result of cumulative equity losses and distributions, Registrant’s investment in Fulton Street Houses reached a zero balance in a prior year.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
American Tax Credit Properties III L.P.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of American Tax Credit Properties III L.P. (the “Partnership”) as of March 30, 2019 and 2018, and the related statements of operations, changes in partners’ deficit and cash flows for each of the years in the two-year period ended March 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of March 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended March 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/Marks Paneth LLP

We have served as the Partnership’s auditor since 2013.

New York, New York
June 21, 2019

AMERICAN TAX CREDIT PROPERTIES III L.P.
BALANCE SHEETS
MARCH 30, 2019 AND 2018

	2019	2018

ASSETS

Cash and cash equivalents	$1,136	$4,009
Investment in Pemberwick Fund - a short duration bond fund	259,570	309,296

	$260,706	$313,305

LIABILITIES AND PARTNERS' DEFICIT

Liabilities

Accounts payable and accrued expenses	$25,693	$21,771
Payable to general partner and affiliates	2,642,241	2,614,191

	2,667,934	2,635,962

Commitments and contingencies

Partners' deficit

General partner	(2,236,424)	(2,151,853)
Limited partners (35,883 units of limited partnership interest outstanding)	(170,804)	(170,804)

	(2,407,228)	(2,322,657)

	$260,706	$313,305

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF OPERATIONS
YEARS ENDED MARCH 30, 2019 AND 2018

	2019	2018

REVENUE

Interest prior to unrealized gain	$6,703	$5,902
Unrealized gain	195	246

TOTAL REVENUE	6,898	6,148

EXPENSES

Administration fees - affiliate	19,186	19,186
Management fees - affiliate	19,186	19,186
Professional fees	37,731	38,866
Printing, postage and other	15,366	17,201

TOTAL EXPENSES	91,469	94,439

NET LOSS	$(84,571)	$(88,291)

NET LOSS ATTRIBUTABLE TO

General partner	$(84,571)	$(88,291)
Limited partners	--	--

	$(84,571)	$(88,291)

NET LOSS per unit of limited partnership interest (35,883 units of limited partnership interest)	$--	$--

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
YEARS ENDED MARCH 30, 2019 AND 2018

	General Partner	Limited Partners	Total

Partners' deficit, March 30, 2017	$(2,063,562)	$(170,804)	$(2,234,366)

Net loss	(88,291)		(88,291)

Partners' deficit, March 30, 2018	(2,151,853)	(170,804)	(2,322,657)

Net loss	(84,571)		(84,571)

Partners' deficit, March 30, 2019	$(2,236,424)	$(170,804)	$(2,407,228)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS
YEARS ENDED MARCH 30, 2019 AND 2018

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES

Interest received	$7,181	$7,753
Cash paid for
Administration fees	(9,322)	(264,210)
Management fees	(1,000)	(261,655)
Professional fees	(36,491)	(38,866)
Printing, postage and other expenses	(12,684)	(22,905)

Net cash used in operating activities	(52,316)	(579,883)

CASH FLOWS FROM INVESTING ACTIVITIES

Investments in Pemberwick Fund	(7,057)	(7,537)
Redemptions from Pemberwick Fund	56,500	529,000

Net cash provided by investing activities	49,443	521,463

Net decrease in cash and cash equivalents	(2,873)	(58,420)

Cash and cash equivalents at beginning of year	4,009	62,429

CASH AND CASH EQUIVALENTS AT END OF YEAR	$1,136	$4,009

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

Unrealized gain on investment in Pemberwick Fund included in interest revenue	$195	$246

See reconciliation of net loss to net cash used in operating activities on page 18.

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
STATEMENTS OF CASH FLOWS - CONTINUED
YEARS ENDED MARCH 30, 2019 AND 2018

	2019	2018

RECONCILIATION OF NET LOSS TO NET CASH USED IN OPERATING ACTIVITIES

Net loss	$(84,571)	$(88,291)

Adjustments to reconcile net loss to net cash used in operating activities

Unrealized gain on investment in Pemberwick Fund included in interest revenue	(195)	(246)
Loss on redemptions from Pemberwick Fund	478	1,851
Increase (decrease) in payable to general partner and affiliates	3,922	(487,493)
Increase (decrease) in accounts payable and accrued expenses	28,050	(5,704)

NET CASH USED IN OPERATING ACTIVITIES	$(52,316)	$(579,883)

See Notes to Financial Statements.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS
MARCH 30, 2019 AND 2018

1.	Organization, Purpose and Summary of Significant Accounting Policies

American Tax Credit Properties III L.P. (the "Partnership") was formed on September 21, 1989 and the Certificate of Limited Partnership of the Partnership was filed under the Delaware Revised Uniform Limited Partnership Act. There was no operating activity until admission of the limited partners (the “Limited Partners”) on June 13, 1990. The Partnership was formed to invest primarily in leveraged low-income multifamily residential complexes (the “Property” or “Properties”) that qualified for the low-income housing tax credit (the “Low-income Housing Tax Credit”) in accordance with Section 42 of the Internal Revenue Code (the “IRC”), through the acquisition of limited partner equity interests (the "Local Partnership Interest” or "Local Partnership Interests") in partnerships (the "Local Partnership" or "Local Partnerships") that are the owners of the Properties. Such interests were acquired from 1990 to 1992. Richman Tax Credit Properties III L.P. (the "General Partner") was formed on September 21, 1989 to act as the General Partner of the Partnership.

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

Investment in Local Partnerships

During the years ended March 30, 2019 and 2018, the Partnership owned a Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership (“Fulton Street Houses”). The Partnership accounts for its investment in Fulton Street Houses in accordance with the equity method of accounting, under which the investment is carried at cost and is adjusted for the Partnership's share of Fulton Street Houses’ results of operations and by cash distributions received. Equity in loss of investment in Fulton Street Houses allocated to the Partnership is recognized to the extent of the Partnership’s investment balance in Fulton Street Houses. Equity in loss in excess of the Partnership’s investment balance is allocated to other partners’ capital in Fulton Street Houses. Previously unrecognized equity in loss of Fulton Street Houses is recognized in the fiscal year in which equity in income is earned by Fulton Street Houses or additional investment is made by the Partnership. Distributions received subsequent to the elimination of the investment balance are recorded as other income from local partnership. As a result of cumulative equity losses and distributions, the Partnership’s investment in Fulton Street Houses reached a zero balance in a prior year.

The Partnership does not consolidate the accounts and activities of Fulton Street Houses, which is considered a Variable Interest Entity as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810; Subtopic 10, because the Partnership is not considered the primary beneficiary. The Partnership's balance in investment in local partnership represents the maximum exposure to loss in connection with such investment. The Partnership's exposure to loss on Fulton Street Houses is mitigated by the condition and financial performance of the underlying Property as well as the financial strength of the general partner of the Fulton Street Houses (the “Fulton Street Houses Local General Partner”). In addition, the Fulton Street Houses partnership agreement grants the Fulton Street Houses Local General Partner the power to direct the activities that most significantly impact Fulton Street Houses’ economic success. As described above herein Note 1, the Partnership’s investment in Fulton Street Houses reached a zero balance in a prior year.

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
MARCH 30, 2019 AND 2018

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

Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick Fund (“Pemberwick”), an investment grade institutional short duration bond fund, at fair value. Realized and unrealized gains (losses) are included in (offset against) interest revenue (see discussion below herein Note 1 under Recent Accounting Pronouncements. Investment in Pemberwick is classified as available-for-sale.

Income Taxes

The Partnership is a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income and deductions are passed through to and are reported by its partners on their respective income tax returns. The Partnership’s federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Partnership is not required to take any tax positions in order to qualify as a pass-through entity. The Partnership is required to file and does file tax returns with the Internal Revenue Service (the “IRS”) and other taxing authorities. Income tax returns filed by the Partnership are subject to examination by the IRS for a period of three years. While no Partnership income tax returns are currently being examined by the IRS, tax years subsequent to 2014 remain subject to examination. The accompanying financial statements do not reflect a provision for income taxes and the Partnership has no other tax positions which must be considered for disclosure. In accordance with ASC Topic 740; Subtopic 10, the Partnership has included in Note 7 disclosures related to differences in the financial and tax bases of accounting.

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

Recent Accounting Pronouncements

As of March 31, 2018, the Partnership adopted Accounting Standards Update 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities” (the “Update”).  In addition to other provisions, the Update requires that changes in the fair value of certain investments be recognized through net income (loss) in the statement of operations. Accordingly, the unrealized gain or loss on Registrant’s investment in Pemberwick is included in interest revenue in the accompanying statements of operations. Certain prior year balances have been reclassified to conform to the current year presentation.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2019 AND 2018

2.	Capital Contributions

On March 12, 1990, the Partnership commenced the offering of units (the “Units”) through Merrill Lynch, Pierce, Fenner & Smith Incorporated (the "Selling Agent"). On June 13, 1990, December 27, 1990, December 31, 1991 and January 23, 1992, under the terms of the Amended and Restated Agreement of Limited Partnership of the Partnership, as amended  (the "Partnership Agreement"), the General Partner admitted the Limited Partners to the Partnership in four closings. At these closings, subscriptions for a total of 35,883 Units representing $35,883,000 in Limited Partner capital contributions were accepted. In connection with the offering of Units, the Partnership incurred organization and offering costs of $4,418,530, of which $75,000 was capitalized as organization costs and $4,343,530 was charged to the Limited Partners' equity as syndication costs. The General Partner contributed $100 to the Partnership.

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

3.	Cash and Cash Equivalents

As of March 30, 2019, the Partnership has $1,136 in cash and cash equivalents, all of which is held in an account at a financial institution in which such account is insured up to $250,000 by the Federal Deposit Insurance Corporation (the “FDIC”). The entire amount is FDIC insured as of March 30, 2019.

4.	Investment in Pemberwick Fund

The Partnership carries its investment in Pemberwick, an investment grade institutional short duration bond fund, at fair value. Pemberwick was organized in February 2010 as a non-diversified open-end management investment company registered under the Investment Company Act of 1940, as amended, that seeks maximum current income consistent with liquidity and stability of principal. In selecting a portfolio of securities for Pemberwick, the investment advisor of Pemberwick (the “Advisor”) will select investments so that 90% of Pemberwick’s assets will be rated “A-” or better by a nationally recognized statistical rating organization (“NRSRO”) such as Moody’s Investor Services, Inc. (“Moody’s”) and/or by Standard & Poor’s Financial Services, LLC (“S&P”) (or if commercial paper rated in the highest category) or, if a rating is not available, deemed to be of comparable quality by the Advisor, or securities issued by banking institutions operating in the United States and having assets in excess of $200 billion.

The weighted average duration of Pemberwick’s assets is approximately 2.62 years as of March 30, 2019. Redemptions from Pemberwick are immediately liquid and unrestricted. Pemberwick’s net asset value (“NAV”) is $9.97 and $9.98 per share as of March 30, 2019 and 2018, respectively. The Partnership’s investment in Pemberwick as of March 30, 2019 and 2018 is $259,570 and $309,296, respectively. The Partnership has recorded $61,177 of interest revenue from the date of its initial investment in Pemberwick through March 30, 2019, which includes an unrealized loss of $2,423. The fair value of the Partnership’s investment in Pemberwick is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1). Pemberwick’s NAV was $10.00 as of June 18, 2019.

The Advisor is an affiliate of the General Partner. For its services, the Advisor is entitled to receive an annual advisory fee of 0.25% of the average daily net assets of Pemberwick. The Advisor may, in its discretion, voluntarily waive its fees or reimburse certain Pemberwick expenses; however, the Advisor is not required to do so. The Advisor has waived all fees earned in excess of 0.15% since Pemberwick’s inception and earned $396 and $596 in connection with the Partnership’s investment in Pemberwick for the years ended March 30, 2019 and 2018, respectively, enough to cover its direct costs. The Advisor’s asset management affiliate, Richman Asset Management, Inc. (“RAM”) has agreed to reduce its administration and management fees (see Note 6) payable by the Partnership to the extent any fee of the Advisor payable by Pemberwick would be duplicative of any profit that RAM would receive from the Partnership.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2019 AND 2018

5.	Investment in Local Partnerships

The Partnership initially acquired a Local Partnership Interest in forty-three Local Partnerships. As of March 30, 2019 and 2018, the Partnership owns a 99% Local Partnership Interest in one Local Partnership, Fulton Street Houses Limited Partnership (“Fulton Street Houses”). In connection with the initial purchase of forty-three Local Partnership Interests, under the terms of the partnership agreement of each Local Partnership, as of March 30, 2019 the Partnership is committed to make capital contributions in the aggregate of $29,384,966, which includes Advances to a certain Local Partnership and all of which has been paid.

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

Equity in loss of investment in Fulton Street Houses is limited to the Partnership’s investment balance in Fulton Street Houses; any excess is applied to other partners' capital in Fulton Street Houses (see Note 1). The amount of such excess losses applied to other partners' capital was $227,264 and $228,488 for the years ended December 31, 2018 and 2017, respectively, as reflected in the statements of operations of Fulton Street Houses herein Note 5.

The balance sheets and statements of operations of Fulton Street Houses as of December 31, 2018 and 2017 and for the years then ended are reflected on pages 23 and 24, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2019 AND 2018

5.	Investment in Local Partnerships (Continued)

The balance sheets of Fulton Street Houses as of December 31, 2018 and 2017 are as follows:

	2018	2017

ASSETS

Cash and cash equivalents	$194,455	$134,233
Rents receivable	6,645	10,959
Escrow deposits and reserves	27,137	4,879
Land	2	2
Buildings and improvements (net of accumulated depreciation of $5,936,955 and $5,692,901)	246,992	462,758
Other assets	57,304	109,294

	$532,535	$722,125

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities

Accounts payable and accrued expenses	$29,421	$37,617
Due to related parties	657,424	657,410
Mortgage loans	3,869,930	3,869,930
Accrued interest	1,194,950	1,146,641
Other liabilities	41,237	41,394

	5,792,962	5,752,992

Partners' equity (deficit)

American Tax Credit Properties III L.P.
Capital contributions, net of distributions	1,948,081	1,948,081
Cumulative loss	(1,948,081)	(1,948,081)

	--	--

General partner
Capital contributions, net of distributions	100	100
Cumulative loss	(5,260,527)	(5,030,967)

	(5,260,427)	(5,030,867)

	(5,260,427)	(5,030,867)

	$532,535	$722,125

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2019 AND 2018

5.	Investment in Local Partnerships (Continued)

The statements of operations of Fulton Street Houses for the years ended December 31, 2018 and 2017 are as follows:

	2018	2017

REVENUE

Rental	$427,850	$429,155
Interest and other	3,993	2,734

TOTAL REVENUE	431,843	431,889

EXPENSES

Administrative	41,624	55,049
Payroll	84,324	73,709
Utilities	68,661	80,754
Operating and maintenance	70,739	79,768
Taxes and insurance	106,858	76,798
Financial	48,072	47,363
Depreciation	241,125	249,204

TOTAL EXPENSES	661,403	662,645

NET LOSS	$(229,560)	$(230,756)

NET LOSS ATTRIBUTABLE TO

American Tax Credit Properties III L.P.	$--	$--
General partner (includes $227,264 and $228,448 of Partnership losses in excess of investment)	(229,560)	(230,756)
	$(229,560)	$(230,756)

6.	Transactions with General Partner and Affiliates

Pursuant to the terms of the Partnership Agreement, the Partnership incurs an annual management fee (the “Management Fee”) and an annual additional management fee (the “Additional Management Fee”) payable to the General Partner for its services in connection with the management of the affairs of the Partnership. The annual Management Fee is equal to the greater of $100,000 or 0.14% of Invested Assets (as such term is defined in the Partnership Agreement), while the annual Additional Management Fee is equal to 0.06% of Invested Assets. The cumulative total of the management fees and administration fees (see discussion below herein Note 6) is limited to 0.5% of Invested Assets. The Partnership incurred Management Fees and Additional Management Fees of $18,341 and $845, respectively, for each of the years ended March 30, 2019 and 2018. Such amounts are aggregated and reflected under the caption management fees - affiliate in the accompanying statements of operations. Unpaid Management Fees and Additional Management Fees in the cumulative amount of $1,326,217 and $1,308,031 are included in payable to general partner and affiliates in the accompanying balance sheets as of March 30, 2019 and 2018, respectively.

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2019 AND 2018

6.	Transactions with General Partner and Affiliates (Continued)

In addition, pursuant to the terms of the Partnership Agreement, the Partnership is authorized to contract for administrative services provided to the Partnership. From the inception of the Partnership through November 23, 1999, such administrative services were provided by ML Fund Administrators Inc. (“MLFA”), an affiliate of the Selling Agent, pursuant to an Administrative Services Agreement. MLFA resigned the performance of its basic services under the Administrative Services Agreement effective November 23, 1999, with certain transitional services continued through April 30, 2000. The General Partner transitioned the administrative services to RAM without any changes to the terms of the Administrative Services Agreement. Pursuant to such agreement, the Partnership incurs an annual administration fee (the “Administration Fee”) and an annual additional administration fee (the “Additional Administration Fee”) for administrative services provided to the Partnership. The annual Administration Fee is equal to the greater of $100,000 or 0.14% of Invested Assets, while the annual Additional Administration Fee is equal to 0.06% of Invested Assets. The cumulative total of the administration fees and management fees is limited as described above herein Note 6. The Partnership incurred Administration Fees and Additional Administration Fees of $18,341 and $845, respectively, for each of the years ended March 30, 2019 and 2018. Such amounts are aggregated and reflected under the caption administration fees - affiliate in the accompanying statements of operations. Unpaid Administration Fees and Additional Administration Fees in the cumulative amount of $1,316,024 and $1,306,160 are included in due to general partner and affiliates in the accompanying balance sheets as of March 30, 2019 and 2018, respectively.

7.	Taxable Loss

A reconciliation of the financial statement net loss of the Partnership for the years ended March 30, 2019 and 2018 to the tax return loss for the years ended December 31, 2018 and 2017 is as follows:

	2019	2018

Financial statement net loss for the years ended March 30, 2019 and 2018	$(84,571)	$(88,291)

Add (less) net transactions occurring between
January 1, 2017 and March 30, 2017	--	(18,518)
January 1, 2018 and March 30, 2018	(24,938)	24,938
January 1, 2019 and March 30, 2019	20,896	--

Adjusted financial statement net loss for the years ended December 31, 2018 and 2017	(88,613)	(81,871)

Management Fees and Administration Fees deductible for tax purposes when paid	29,014	(686,599)

Equity in loss of investment in local partnerships	(240,116)	(221,866)

Gain on sale of limited partner interests/local partnership properties	--	(7,000)

Unrealized (gain)/loss on Pemberwick Fund and other	4,079	(2,136)

Tax return loss for the years ended December 31, 2018 and 2017	$(295,636)	$(999,472)

AMERICAN TAX CREDIT PROPERTIES III L.P.
NOTES TO FINANCIAL STATEMENTS - CONTINUED
MARCH 30, 2019 AND 2018

7.	Taxable Loss (Continued)

The differences between investment in local partnerships for financial reporting and tax purposes as of December 31, 2018 and 2017 are as follows:

	2018	2017

Investment in local partnerships - financial reporting	$--	$--
Investment in local partnerships - tax	(5,745,174)	(5,505,058)

	$5,745,174	$5,505,058

Payable to general partner and affiliates in the accompanying balance sheets represents accrued Management Fees and Administration Fees, which are not deductible for tax purposes until paid pursuant to IRC Section 267.

8.	Fair Value of Financial Instruments

Fair value estimates are dependent on subjective assumptions and involve significant uncertainties resulting in variability in estimates with changes in assumptions.

Cash and cash equivalents

The carrying amount approximates fair value and is classified within Level 1 of the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1).

Investment in Pemberwick Fund, a short duration bond fund

The fair value of Pemberwick is based on current market quotes received from active markets. Pemberwick’s NAV is calculated and published daily (see Note 4).

Investment in local partnerships

The carrying amount approximates fair value.  The Partnership accounts for its investment in Fulton Street Houses in accordance with the equity method of accounting; such investment reached a zero balance in a prior year (see Note 1). The determination of fair value requires significant judgments, which include assumptions regarding capitalization rates, occupancy rates, projected operating results, availability of financing, exit plan, extended use provisions of Fulton Street Houses under the terms of the applicable financing agreements, comparable sales and other factors deemed necessary by the Partnership. The fair value of the investment in Fulton Street Houses was determined using Level 3 inputs under the fair value hierarchy of the guidance on Fair Value Measurements (see Note 1) as of March 30, 2019 and 2018 and is presented here for disclosure purposes only.

Accounts payable and accrued expenses

The carrying amount approximates fair value due to its short term nature.

Payable to general partner and affiliates

The carrying amount approximates fair value due to its short term nature.

9.	Going Concern Considerations

As of March 30, 2019, the Partnership’s current liabilities exceed its liquid assets by approximately $2,407,000; such deficit is the result of accrued Management Fees and Administration Fees totaling approximately $2,642,000 (see Note 6).  The General Partner and RAM have historically not required the payment of such fees on a current basis and have agreed to continue to defer receipt of such fees until such time as the Partnership has liquid assets available for payment. Management of the Partnership believes that such deferral will provide the Partnership with the ability to meet its other obligations as they come due for at least the twelve month period beginning on June 21, 2019.

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

Registrant has carried out an evaluation, under the supervision and the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act), as of the year ended March 30, 2019. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of Richman Housing concluded that Registrant’s disclosure controls and procedures were effective as of March 30, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Registrant is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of its management, including the Chief Executive Officer and Chief Financial Officer of Richman Housing, Registrant conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 and updated in 2013. Based on its evaluation, management has concluded that Registrant’s internal control over financial reporting was effective as of March 30, 2019.

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

Changes in Internal Control Over Financial Reporting

There were no changes in Registrant’s internal control over financial reporting during the three months ended March 30, 2019 that have materially affected, or are reasonably likely to materially affect, Registrant’s internal control over financial reporting.

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

Richard Paul Richman, age 71, is the sole Director of Richman Housing. Mr. Richman is the Chairman and a stockholder of Richman Group. Mr. Richman is involved in the syndication, development and management of residential property.

Brian Myers, age 55, is the President of Richman Housing and the President of Richman Asset Management, Inc. (“RAM”), an affiliate of Richman Housing. Mr. Myers has been employed by Richman Group or an affiliate since 1997 and is responsible for the overall partnership management operations of RAM in connection with Registrant’s investment in the Local Partnerships.

James Hussey, age 58, is a Vice President and the Treasurer of Richman Housing. Mr. Hussey, the Treasurer of Richman Group, is engaged primarily in the finance operations of Richman Group. Mr. Hussey, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 2009. In addition, Mr. Hussey is a Vice President and the Treasurer of RAM, engaged primarily in the asset management and finance operations of RAM.

Gina K. Dodge, age 63, is a Vice President and the Secretary of Richman Housing and is a Vice President and the Secretary of Richman Group. Ms. Dodge has been employed by Richman Group or an affiliate since 1988 and, as the Director of Investor Services, is responsible for communications with investors.

Charles L. Krafnick, age 57, is an Assistant Treasurer of Richman Housing and is an Assistant Treasurer of Richman Group. Mr. Krafnick, a Certified Public Accountant, has been employed by Richman Group or an affiliate since 1994 and is engaged primarily in the finance operations of Richman Group. In addition, Mr. Krafnick is an Assistant Treasurer of RAM. Mr. Krafnick's responsibilities in connection with RAM include various finance and asset management functions.

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

Item 11.   Executive Compensation.

Registrant has no officers or directors. Registrant does not pay or accrue any fees, salaries or other forms of compensation to the officers or director of Richman Housing and did not pay any such compensation during the years ended March 30, 2019 and 2018. During the years ended March 30, 2019 and 2018, Richman Housing did not pay any compensation to any of its officers or its director. The director and certain officers of Richman Housing receive compensation from certain affiliates of Richman Housing for services performed for various affiliated entities which may include services performed for Registrant.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Liquidity Partners Trust I, having the mailing address 516 N Ogden Ave, Suite 523, Chicago, Illinois 60642 is the owner of 2,588 Units, representing approximately 7.21% of all such Units. Prizm Investments and certain affiliates thereof, having the mailing address P.O. Box 47638, Phoenix, Arizona 85068 are the owners of 2,961 Units, representing approximately 8.25% of all such Units. As of June 12, 2019, no person or entity, other than the entities and affiliates identified above herein Item 12, was known by Registrant to be the beneficial owner of more than five percent of the Units.

Neither the General Partner, Richman Housing nor the director or any officer of Richman Housing own any Units. Richman Housing is wholly owned by Richard Paul Richman.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

Transactions With Related Persons

The General Partner and certain of its affiliates are entitled to receive certain fees and reimbursement of expenses and have received/earned fees for services provided to Registrant as described in Notes 4 and 6 to the audited financial statements included in Item 8 - Financial Statements and Supplementary Data herein. Such fees will continue to be incurred by Registrant during the fiscal year ending March 30, 2020.

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

Indebtedness of Management

No officer or director of Richman Housing or any affiliate of the foregoing was indebted to Registrant at any time during the years ended March 30, 2019 and 2018.

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

Item 14.   Principal Accountant Fees and Services.

Registrant’s independent registered public accounting firm billed Registrant the following fees for professional services rendered in the years ended March 30, 2019 and 2018:

	2019	2018

Audit Fees	$28,000	$28,000
Audit-Related Fees	--	--
Tax Fees	$6,250	$6,250
All Other Fees	--	--

Audit fees consist of fees for the annual audit and review of Registrant’s interim financial statements and review of documents filed with the SEC. Tax fees generally represent fees for annual tax return preparation. There were no other accounting fees incurred by Registrant in fiscal 2019 and 2018.

The Audit Committee has adopted a set of pre-approval policies and procedures under which, pursuant to the requirements of the Sarbanes-Oxley Act of 2002, all audit and permitted non-audit services to be performed by the independent registered public accounting firm require pre-approval by the Audit Committee. The Audit Committee approved all fiscal 2019 and 2018 principal accountant fees and services.

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

**101
Financial Statements from the Annual Report on Form 10-K of the Registrant for the year ended March 30, 2019, formatted in Extensible Business Reporting Language (“XBRL”); (i) Balance Sheets as of March 30, 2019 and 2018; (ii) Statements of Operations for the years ended March 30, 2019 and 2018; (iii) Statements of Changes in Partners’ Deficit for the years ended March 30, 2019 and 2018; and (iv) Statements of Cash Flows for the years ended March 30, 2019 and 2018

*Filed herewith.

**Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act, except as shall be expressly set forth by specific reference in such filing or document.

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

AMERICAN TAX CREDIT PROPERTIES III L.P.
(a Delaware limited partnership)

By: Richman Tax Credit Properties III L.P.,
General Partner

By: Richman Housing Credits Inc.,
general partner

Dated: June 21, 2019	/s/Brian Myers
Brian Myers
Chief Executive Officer

Dated: June 21, 2019	/s/James Hussey
James Hussey
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/Brian Myers	Chief Executive Officer of the general	June 21, 2019
(Brian Myers)	partner of the General Partner

/s/James Hussey	Chief Financial Officer of the general	June 21, 2019
(James Hussey)	partner of the General Partner

/s/Richard Paul Richman	Sole Director of the general partner of	June 21, 2019
(Richard Paul Richman)	the General Partner